Form 10-Q
period 2017-06-30
HERBALIFE LTD.
filed 2017-08-01
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares of registrant’s common shares outstanding as of July 25, 2017 was 93,962,385.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,624.1	$844.0
Receivables, net of allowance for doubtful accounts	89.7	70.3
Inventories	378.6	371.3
Prepaid expenses and other current assets	177.0	176.9
Total current assets	2,269.4	1,462.5
Property, at cost, net of accumulated depreciation and amortization	374.0	378.0
Marketing related intangibles and other intangible assets, net	310.1	310.1
Goodwill	94.6	89.9
Other assets	361.9	324.9
Total assets	$3,410.0	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$89.5	$66.0
Royalty overrides	247.9	261.2
Current portion of long-term debt	100.3	9.5
Other current liabilities	425.1	454.8
Total current liabilities	862.8	791.5
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,188.1	1,438.4
Other non-current liabilities	159.1	139.2
Total liabilities	3,210.0	2,369.1
CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 90.2 million (2017) and 93.1 million (2016) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	442.7	467.6
Accumulated other comprehensive loss	(188.4)	(205.1)
Retained earnings (accumulated deficit)	186.1	(66.3)
Treasury stock, at cost, 3.8 million shares (2017)	(240.5)	—
Total shareholders’ equity	200.0	196.3
Total liabilities and shareholders’ equity	$3,410.0	$2,565.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions, except per share amounts)
Product sales	$1,088.7	$1,137.9	$2,133.1	$2,189.9
Shipping & handling revenues	58.2	63.9	115.9	131.5
Net sales	1,146.9	1,201.8	2,249.0	2,321.4
Cost of sales	218.8	236.3	423.4	449.4
Gross profit	928.1	965.5	1,825.6	1,872.0
Royalty overrides	318.9	336.7	634.0	648.6
Selling, general & administrative expenses	443.2	676.8	881.8	1,103.9
Other operating income	(38.9)	(28.1)	(38.9)	(28.9)
Operating income (loss)	204.9	(19.9)	348.7	148.4
Interest expense, net	37.9	23.1	68.1	48.0
Income (loss) before income taxes	167.0	(43.0)	280.6	100.4
Income taxes	29.4	(20.1)	57.8	27.5
NET INCOME (LOSS)	$137.6	$(22.9)	$222.8	$72.9
Earnings (loss) per share:
Basic	$1.69	$(0.28)	$2.71	$0.88
Diluted	$1.61	$(0.28)	$2.59	$0.85
Weighted average shares outstanding:
Basic	81.4	83.0	82.3	82.9
Diluted	85.3	83.0	86.0	85.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Net income (loss)	$137.6	$(22.9)	$222.8	$72.9
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $2.7 and $2.3 for the three months ended June 30, 2017 and 2016, respectively, and $5.3 and $1.5 for the six months ended June 30, 2017 and 2016, respectively	6.7	(15.8)	29.7	4.2
Unrealized (loss) gain on derivatives, net of income taxes of $— and $(0.1) for the three months ended June 30, 2017 and 2016, respectively, and $— and $(0.3) for the six months ended June 30, 2017 and 2016, respectively	(5.5)	(1.5)	(13.0)	(7.1)
Other, net of income taxes of $0.1 for the six months ended June 30, 2016	—	—	—	(0.1)
Total other comprehensive income (loss)	1.2	(17.3)	16.7	(3.0)
Total comprehensive income (loss)	$138.8	$(40.2)	$239.5	$69.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$222.8	$72.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.6	47.9
Share-based compensation expenses	22.7	20.5
Non-cash interest expense	29.5	28.7
Deferred income taxes	0.7	(21.2)
Inventory write-downs	11.2	11.2
Foreign exchange transaction loss (gain)	0.9	(2.9)
Other	(3.3)	(1.1)
Changes in operating assets and liabilities:
Receivables	(17.8)	(20.4)
Inventories	5.2	(0.2)
Prepaid expenses and other current assets	6.0	(14.7)
Accounts payable	10.3	17.4
Royalty overrides	(23.3)	(1.4)
Other current liabilities	(48.7)	236.4
Other	12.3	(5.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	277.1	368.0
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(45.9)	(86.9)
Other	(1.6)	4.5
NET CASH USED IN INVESTING ACTIVITIES	(47.5)	(82.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from senior secured credit facility, net of discount	1,274.0	—
Principal payments on senior secured credit facility and other debt	(441.3)	(229.7)
Debt issuance costs	(22.6)	—
Share repurchases	(273.6)	(4.5)
Other	1.0	0.7
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	537.5	(233.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	13.0	(5.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	780.1	46.9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	844.0	889.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,624.1	$936.7

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, or the 2016 10-K. Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update became effective for the Company’s reporting period beginning January 1, 2017. This guidance requires the Company to recognize excess tax benefits on share-based compensation arrangements in its tax provision, instead of in shareholders’ equity as under the previous guidance. During the three and six months ended June 30, 2017, the Company recorded $21.4 million and $25.7 million of excess tax benefits in its tax provision, respectively, as described further in Note 8, Income Taxes. In addition, these amounts are now required to be classified as an operating activity in the Company’s statement of cash flows rather than a financing activity. The Company has elected to present the cash flow statement using a prospective transition method and prior periods have not been adjusted. In addition, the Company has made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The adoption of this guidance also increased the Company’s number of shares used in its calculation of fully diluted earnings per share due to the reduction in assumed proceeds under the treasury stock method which also impacts how the Company determines its earnings per share calculation. Upon adoption of this guidance on January 1, 2017, the Company also recognized $29.6 million of its unrealized excess tax benefits, described further in Note 12, Income Taxes in the 2016 10-K, as deferred tax assets on its consolidated balance sheet with a corresponding increase to its retained earnings.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU clarified the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related (i.e. an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of FASB Accounting Standards Codification, or ASC 815, Derivatives and Hedging). An entity should no longer assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. In the first quarter of 2017, the Company adopted and applied the standard to its applicable financial instruments. The adoption of this guidance had no financial impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. If all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered, the hedging relationship will continue uninterrupted. The adoption of this guidance during the first quarter of 2017 had no financial impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact this ASU, and related subsequent updates, will have on its consolidated financial statements. The Company continues to analyze its worldwide business, its revenue streams and its payments to Members to determine the timing of recognition and the income statement classification. Based on the Company’s ongoing assessment as of June 30, 2017, it has not identified any material impact to its consolidated net income relating to this ASU. However, the final impact of this ASU on the Company’s financial statements will not be known until the assessment is complete. The Company expects to update its disclosure in future periods as the analysis is completed.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides additional guidance for when a company should apply modification accounting when there is a change in either the terms or conditions of a share-based payment award. Specifically, a company should not apply modification accounting if the fair value, vesting conditions, and classification of the award remains the same immediately before and after the modification. The amendments in this update must be applied on a prospective basis and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the Consent Order. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2017, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three and six months ended June 30, 2017, the Company recognized $38.9 million in government grant income related to its regional headquarters and distribution centers within China as compared to $28.1 million and $28.9 million for the same periods in 2016. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated balance sheets, the condensed consolidated statements of comprehensive income (loss), and the condensed consolidated statements of cash flows to conform to the current period presentation. See Note 13, Detail of Certain Balance Sheet Accounts, for further information on certain balance sheet items that are combined for financial statement presentation.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2017	December 31, 2016
	(In millions)
Raw materials	$41.7	$49.3
Work in process	6.3	3.9
Finished goods	330.6	318.1
Total	$378.6	$371.3

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Borrowings under prior senior secured credit facility, carrying value	$—	$410.0
Borrowings under new senior secured credit facility, carrying value	1,235.0	—
Convertible senior notes, carrying value of liability component	1,047.0	1,024.8
Other	6.4	13.1
Total	2,288.4	1,447.9
Less: current portion	100.3	9.5
Long-term portion	$2,188.1	$1,438.4

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

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates.  The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million which began on June 30, 2017. In addition, the Company may be required to make mandatory prepayments towards the Term Loan based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the Credit Facility.  The Company is also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity.

On June 30, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility, was 6.53% and 4.29%, respectively.

During the three months ended March 31, 2017, the Company repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the three months ended June 30, 2017, the Company repaid a total amount of $24.4 million on amounts outstanding under the Term Loan. During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Prior Term Loan. The Company did not repay any amounts under the Prior Revolving Credit Facility during the three months ended June 30, 2016. As of June 30, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,275.6 million. There were no borrowings outstanding on the Revolving Credit Facility as of June 30, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of June 30, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively.

During the three and six months ended June 30, 2017, the Company recognized $23.4 million and $34.6 million, respectively, of interest expense relating to the Term Loan, which included $1.2 million and $1.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $1.2 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements. As of June 30, 2017, the carrying amount of the Term Loan was $1,235.0 million and the fair value was approximately $1.28 billion.  There were no amounts outstanding on the Revolving Credit Facility as of June 30, 2017.  The fair value of the outstanding borrowings on the Company’s Prior Revolving Credit Facility approximated its carrying value as of December 31, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Prior Revolving Credit Facility was determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

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

As of June 30, 2017, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $103.0 million, and the carrying amount of the liability component was $1,047.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $125.2 million, and the carrying amount of the liability component was $1,024.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note.  The fair value of the liability component relating to the Convertible Notes was approximately $1,064.5 million and $961.3 million as of June 30, 2017 and December 31, 2016, respectively. At June 30, 2017 and December 31, 2016, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and six months ended June 30, 2017, the Company recognized $17.0 million and $33.7 million, respectively, of interest expense relating to the Convertible Notes, which included $10.2 million and $20.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $2.0 million, respectively, relating to amortization of debt issuance costs. During the three and six months ended June 30, 2016, the Company recognized $16.2 million and $32.3 million, respectively, of interest expense relating to the Convertible Notes, which included $9.6 million and $19.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $1.9 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $41.9 million and $24.6 million for the three months ended June 30, 2017 and 2016, respectively, and $74.4 million and $50.6 million for the six months ended June 30, 2017 and 2016, respectively, which was recognized within its condensed consolidated statements of income (loss).

As of June 30, 2017, annual scheduled principal payments of debt were: $51.5 million for the remainder of 2017; and $100.4 million; $1,247.9 million; $97.9 million; $97.5 million; $97.5 million; and $739.4 million for the years ended December 31, 2018, 2019, 2020, 2021, 2022, and 2023, respectively.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2017, the Company had $39.5 million of issued but undrawn letters of credit or similar arrangements that were unsecured, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

5. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $63 million, translated at the June 30, 2017 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $16.2 million, translated at the June 30, 2017 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $17.9 million, translated at the June 30, 2017 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2017, the Company had $47.6 million of Mexico VAT related assets, of which $40.7 million was within non-current other assets and $6.9 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At June 30, 2017, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

The Company has not recognized a loss with respect to any of these Mexican matters as the Company, based on its analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if an assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if an assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.1 million, translated at the June 30, 2017 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.3 million, translated at the June 30, 2017 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied.  On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal).   The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable.  The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. As of June 30, 2017, the Company had $17.0 million of Brazil ICMS-ST, of which $9.0 million was within non-current other assets and $8.0 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $48.6 million, translated at the June 30, 2017 spot rate, relating to various ICMS issues for its 2013 tax year and it is possible the Company could receive a similar assessment for its 2014 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $12.6 million, translated at the June 30, 2017 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $6.9 million, translated at the June 30, 2017 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $8.2 million, translated at the June 30, 2017 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.4 million translated at the June 30, 2017 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.3 million translated at the June 30, 2017 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year.  For Social Security issues, the Statute of Limitations is open for 2007 and later years in Greece.  The Company could receive similar assessments covering other years.  The Company disputes the allegations raised in the assessment and has filed an administrative appeal against the assessment with the Social Security Agency.  The Company has not recognized a loss as it does not believe a loss is probable.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company made, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC. Additionally, the Company agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company had 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are members who wish to resell some products or build a sales organization. The Company also agreed to compensate distributors on eligible U.S. sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and the independent compliance auditor have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company is monitoring the impact of the Consent Order and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of June 30, 2017, the Company sold products in 94 countries throughout the world and was organized into and managed through six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Net Sales:
Primary Reporting Segment	$904.2	$959.3	$1,790.8	$1,861.5
China	242.7	242.5	458.2	459.9
Total Net Sales	$1,146.9	$1,201.8	$2,249.0	$2,321.4

Contribution Margin(1):
Primary Reporting Segment	$393.2	$405.7	$779.8	$802.7
China(2)	216.0	223.1	411.8	420.7
Total Contribution Margin	609.2	628.8	1,191.6	1,223.4
Selling, general and administrative expenses(2)	443.2	676.8	881.8	1,103.9
Other operating income	(38.9)	(28.1)	(38.9)	(28.9)
Interest expense, net	37.9	23.1	68.1	48.0
Income (loss) before income taxes	167.0	(43.0)	280.6	100.4
Income taxes	29.4	(20.1)	57.8	27.5
Net income (loss)	$137.6	$(22.9)	$222.8	$72.9

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $104.5 million and $115.7 million for the three months ended June 30, 2017 and 2016, respectively, and $216.1 million and $218.2 million for the six months ended June 30, 2017 and 2016, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Net Sales:
United States	$213.1	$260.8	$437.8	$501.7
Mexico	115.6	119.3	220.4	229.0
China	242.7	242.5	458.2	459.9
Others	575.5	579.2	1,132.6	1,130.8
Total Net Sales	$1,146.9	$1,201.8	$2,249.0	$2,321.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2016 10-K. During the six months ended June 30, 2017, the Company granted stock appreciation rights, or SARs, and stock units subject to service conditions and service and performance conditions.

In June 2017, the Company granted stock unit awards to its Chief Executive Officer which will vest on December 31, 2019 subject to his continued employment through that date and the achievement of certain performance conditions. The performance conditions include targets for Volume Points, adjusted earnings before interest and taxes, and adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

For the three months ended June 30, 2017 and 2016, share-based compensation expense amounted to $11.4 million and $10.7 million, respectively. For the six months ended June 30, 2017 and 2016, share-based compensation expense amounted to $22.7 million and $20.5 million, respectively. As of June 30, 2017, the total unrecognized compensation cost related to all non-vested stock awards was $64.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2017:

SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2016(2)(3)	11,998	$41.52	6.0 years	$148.7
Granted	1,350	$57.25
Exercised	(2,421)	$28.34
Forfeited	(247)	$50.98
Outstanding at June 30, 2017(2)(3)	10,680	$46.28	6.5 years	$275.1
Exercisable at June 30, 2017(4)	6,337	$45.56	5.1 years	$170.9

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs as of both June 30, 2017 and December 31, 2016.
(3)	Includes 3.1 million and 2.9 million performance condition SARs as of June 30, 2017 and December 31, 2016, respectively.
(4)	Includes 1.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2017 and 2016 was $34.76 and $29.77, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2017 and 2016 was $28.34 and $29.47, respectively. The total intrinsic value of SARs exercised during the three months ended June 30, 2017 and 2016 was $80.2 million and $8.2 million, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2017 and 2016 was $97.0 million and $14.1 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2016	26	$62.35
Granted(1)	112	$70.14
Vested	(24)	$62.45
Forfeited	—	$—
Outstanding and nonvested June 30, 2017	114	$69.98

(1)	This includes 91,610 performance based stock unit awards which represents the maximum amount that can vest.

The total vesting date fair value of stock units which vested during the three months ended June 30, 2017 and 2016 was $1.4 million and $1.8 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2017 and 2016 was $1.4 million and $1.8 million, respectively.

8. Income Taxes

Income taxes were an expense of $29.4 million and $57.8 million for the three and six months ended June 30, 2017, respectively, as compared to a benefit of $20.1 million and an expense of $27.5 million for the same periods in 2016. The effective income tax rate was 17.6% and 20.6% for the three and six months ended June 30, 2017, respectively, as compared to 46.7% and 27.4% for the same periods in 2016.  The decrease in the effective tax rate for the three months ended June 30, 2017, as compared to the same period in 2016, was due to the change in the geographic mix of the Company’s income, primarily related to the FTC settlement and to an increase in net benefits from discrete events.  The decrease in the effective tax rate for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in net benefits from discrete events.  Included in the discrete events for the three and six months ended June 30, 2017 was the impact of $21.4 million and $25.7 million of excess tax benefits generated during those respective periods, relating to the Company’s application of ASU 2016-09 that was adopted on January 1, 2017.

As of June 30, 2017, the total amount of unrecognized tax benefits, including related interest and penalties was $72.7 million. If the total amount of unrecognized tax benefits was recognized, $52.4 million of unrecognized tax benefits, $11.3 million of interest and $2.3 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $11.1 million within the next twelve months. Of this possible decrease, $4.0 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $7.1 million would be due to the expiration of statute of limitations in various jurisdictions.  For a description on contingency matters relating to income taxes see Note 5, Contingencies.

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

As of June 30, 2017 and December 31, 2016, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $126.9 million and $90.0 million, respectively. At June 30, 2017, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of June 30, 2017, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $5.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, the Company recorded assets at fair value of $4.6 million. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months and one month as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Company had aggregate notional amounts of approximately $395.0 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(4.4)	$3.2	$(10.5)	$2.3

As of June 30, 2017, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $6.8 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2017 and 2016:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended		For the Six Months Ended
	Recognized in Income	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$1.7	$0.5	$1.2	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(5.2)	$(0.9)	$(6.5)	$(3.2)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2017 and 2016:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Loss into Income	For the Three Months Ended		For the Six Months Ended
	(Effective Portion)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$0.7	$4.6	$1.6	$9.6
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$0.4	$(0.4)	$0.9	$(0.5)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2017 and December 31, 2016.

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

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three and six months ended June 30, 2017 and 2016, the Company recognized $1.6 million and $3.2 million, respectively, of non-cash interest expense within its condensed consolidated statements of income (loss) relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share, which reduced the Company’s total shareholders’ equity and is reflected at cost within the Company’s accompanying condensed consolidated balance sheet. During the three months ended June 30, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 2.7 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $67.06 per share, which reduced the Company’s total shareholders’ equity and is reflected at cost within the Company’s accompanying condensed consolidated balance sheet. Although these shares are owned by an indirect wholly owned subsidiary of the Company, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. As of June 30, 2017, the Company held approximately 3.8 million of treasury shares for U.S. GAAP purposes. The Company did not repurchase any common shares in the open market during the three and six months ended June 30, 2016. As of June 30, 2017, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1,259.5 million.

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

For the six months ended June 30, 2017 and 2016, the Company’s share repurchases were $240.5 million and none, respectively, under the Company’s share repurchase programs and $45.7 million and $4.5 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2017 and 2016, the Company’s total share repurchases, including shares withheld for tax purposes, were $286.2 million and $4.5 million, respectively, and have been recorded as a reduction to shareholders’ equity within the Company’s condensed consolidated balance sheet. The Company recorded $273.6 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2017, which excludes $12.6 million of share repurchases for which payment was made subsequent to the quarter end and therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of June 30, 2017.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended June 30,
	2017			2016
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(192.5)	$2.9	$(189.6)	$(163.0)	$11.8	$(151.2)
Other comprehensive income (loss) before reclassifications, net of tax	6.7	(4.4)	2.3	(15.8)	3.3	(12.5)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.1)	(1.1)	—	(4.8)	(4.8)
Total other comprehensive income (loss), net of reclassifications	6.7	(5.5)	1.2	(15.8)	(1.5)	(17.3)
Ending balance	$(185.8)	$(2.6)	$(188.4)	$(178.8)	$10.3	$(168.5)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2017 and 2016.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.7 million for foreign currency translation adjustment for the three months ended June 30, 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.3 million and tax benefits of $0.1 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the three months ended June 30, 2016.

The following table summarizes changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Six Months Ended June 30,
	2017			2016
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Other	Total
	(In millions)
Beginning Balance	$(215.5)	$10.4	$(205.1)	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive income (loss) before reclassifications, net of tax	29.7	(10.5)	19.2	4.2	2.5	—	6.7
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(2.5)	(2.5)	—	(9.6)	(0.1)	(9.7)
Total other comprehensive income (loss), net of reclassifications	29.7	(13.0)	16.7	4.2	(7.1)	(0.1)	(3.0)
Ending balance	$(185.8)	$(2.6)	$(188.4)	$(178.8)	$10.3	$—	$(168.5)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the six months ended June 30, 2017 and 2016.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.3 million for foreign currency translation adjustment for the six months ended June 30, 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.5 million and tax benefits of $0.3 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the six months ended June 30, 2016. Amounts reclassified from other comprehensive income (loss) to income were net of tax expense of $0.1 million for other for the six months ended June 30, 2016.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding SARs and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Weighted average shares used in basic computations	81.4	83.0	82.3	82.9
Dilutive effect of exercise of equity grants outstanding	3.9	—	3.7	3.0
Weighted average shares used in diluted computations	85.3	83.0	86.0	85.9

There were an aggregate of 3.3 million and 3.6 million of equity grants, consisting of SARs, and stock units that were outstanding during the three and six months ended June 30, 2017, respectively, and an aggregate of 13.0 million and 4.9 million of equity grants, consisting of SARs and stock units, that were outstanding during the three and six months ended June 30, 2016, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied. The Company had a net loss during the three months ended June 30, 2016, therefore all outstanding equity grants were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2016 as their inclusion would have an antidilutive effect.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and six months ended June 30, 2017 and 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2017 and 2016. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at June 30, 2017 and December 31, 2016:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2017	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2016
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.1	$4.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.5	$2.8
		$2.6	$7.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$5.9	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	$2.6	$3.5
		$8.5	$3.5

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

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the consolidated financial statements included in the 2016 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at June 30, 2017 and December 31, 2016:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
June 30, 2017
Foreign exchange currency contracts	$2.6	$(2.6)	$—
Total	$2.6	$(2.6)	$—
December 31, 2016
Foreign exchange currency contracts	$7.4	$(3.0)	$4.4
Total	$7.4	$(3.0)	$4.4

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
June 30, 2017
Foreign exchange currency contracts	$8.5	$(2.6)	$5.9
Total	$8.5	$(2.6)	$5.9
December 31, 2016
Foreign exchange currency contracts	$3.5	$(3.0)	$0.5
Total	$3.5	$(3.0)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2017 and December 31, 2016, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan assets of $32.0 million and $30.6 million and long-term deferred tax assets of $186.1 million and $155.2 million as of June 30, 2017 and December 31, 2016, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
	(In millions)
Accrued compensation	$97.0	$125.8
Accrued liabilities	239.0	236.9
Advance sales deposits	77.0	50.1
Income taxes payable	12.1	42.0
Total	$425.1	$454.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan liabilities of $53.8 million and $50.0 million and deferred income tax liabilities of $15.5 million and $15.3 million as of June 30, 2017 and December 31, 2016, respectively. See Note 6, Employee Compensation Plans, to the consolidated financial statements in the 2016 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

During July 2017, an indirect wholly owned subsidiary of the Company repurchased approximately 0.8 million of the Company’s common shares for aggregate consideration of approximately $58.7 million through open market purchases under the Company’s $1.5 billion share repurchase program.  These repurchases were effected pursuant to Rule 10b5-1 trading plans. See Note 10, Shareholders’ Equity, for a discussion of how common shares repurchased by the Company’s indirect wholly owned subsidiary are treated under U.S. GAAP.

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

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing of our products, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, opening new markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We report revenue from our six regions:

•	North America;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East and Africa;
•	Asia Pacific (excluding China); and
•	China.

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or the FTC, and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of the Company. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we had 10 months from the Effective Date to implement. Among other requirements, the Consent Order required us to categorize all existing and future Members in the U.S. as either “preferred members” - who are simply consumers who only wish to purchase product for their own household use, or “distributors” - who are Members who wish to resell some products or build a sales organization. We also agreed to compensate distributors on eligible U.S. sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits the Company from making expressly or by implication, any representation regarding the amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in the Company’s network marketing program, unless the representation is non-misleading and the Company possesses competent and reliable evidence sufficient to substantiate that the representation is true.

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

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and both the title and risk and rewards pass to the Member, as discussed in greater detail in the 2016 10-K, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Volume Points in millions)
North America	284.1	347.0	(18.1)%	586.7	666.5	(12.0)%
Mexico	228.9	242.6	(5.6)%	454.4	458.6	(0.9)%
South & Central America	137.5	160.3	(14.2)%	290.7	338.1	(14.0)%
EMEA	283.6	276.9	2.4%	557.8	537.6	3.8%
Asia Pacific (excluding China)	275.9	277.8	(0.7)%	536.7	527.3	1.8%
China	153.9	179.7	(14.4)%	335.9	334.9	0.3%
Worldwide	1,363.9	1,484.3	(8.1)%	2,762.2	2,863.0	(3.5)%

We believe the decrease in worldwide Volume Points for the three and six months ended June 30, 2017 of 8.1% and 3.5%, respectively, versus increases reported for the prior year periods, were driven by regional specific factors.  Longer term, favorable Volume Point growth trends have been attributable to our facilitation of sales leader success and customer satisfaction by providing quality products and emphasizing sustainable business; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training for Members on our products and methods; and continued promotion and branding of Herbalife products. The decreases for North America for the three and six months ended June 30, 2017, following increases in the prior year periods, reflects Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales, and time spent to then train their sales organizations.  The decrease for Mexico for the three months ended June 30, 2017, and to a lesser extent the six months ended June 30, 2017, reflects, among other factors, a difficult comparison with Q2 2016, the highest volume quarter in Mexico history, as well as tougher economic conditions.  We continue to see declines in the South & Central America region primarily as a result of regional and country specific challenges discussed in greater detail in Sales by Geographic Region below. Asia Pacific (excluding China) has had mixed results by country within the region, as discussed in greater detail in Sales by Geographic Region below. The Volume Point decline in China for the three months ended June 30, 2017, is due to member response to a price increase announced in March that was effective April 1, 2017.  This price increase announcement, our first for the market in six years, drove significant sales orders late in March, including orders that were pulled forward from the second quarter, as Members made purchases ahead of the price change. For the six months ended June 30, 2017, we saw a lower rate of increase than recent prior year periods, attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods.  Sales volume results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies, each of which is discussed in greater detail in Item 1 — Business of the 2016 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). Volume Points are the basis for sales leader qualification, as discussed in greater detail in Item 1, Business of the 2016 10-K. Typically, a Member accumulates Volume Points for a given sale at the time the Member pays for the product. However, effective beginning in May 2017, a Member does not receive Volume Point credit for a transaction in the United States until it is documented in compliance with the Consent Order.

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

Presentation

“Retail value” represents the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “distributor allowance”, and we refer to retail value less distributor allowances as “product sales”.

Total distributor allowances for the three months ended June 30, 2017 and 2016 were 40.1% and 40.2% of retail value, respectively. Total distributor allowances for the six months ended June 30, 2017 and 2016 were 40.3% and 40.1% of retail value, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net sales” equal product sales plus “shipping and handling revenues”, and generally represents what we collect.

We do not have visibility into all of the sales from our Members to their customers, but such a figure would differ from our reported “retail value” by factors including (a) the amount of product purchased by our Members for their own personal consumption and (b) prices charged by our Members to their customers other than our suggested retail prices. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis. Therefore, this non-GAAP measure may be useful to investors because it provides investors with the same information used by management. As this measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, retail value should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail value to net sales is presented below under Results of Operations.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2017 were $1,146.9 million and $2,249.0 million, respectively. Net sales decreased $54.9 million, or 4.6%, and $72.4 million or 3.1%, for the three and six months ended June 30, 2017, as compared to the same periods in 2016. In local currency, net sales decreased 3.4% and 1.8% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease in net sales of 4.6% for the three months ended June 30, 2017 was primarily driven by a decrease in sales volume, as indicated by an 8.1% decrease in Volume Points, and a 1.2% unfavorable fluctuation in foreign currency exchange rates partially offset by price increases, which increased net sales by approximately 2.6%. The decrease in net sales of 3.1% for the six months ended June 30, 2017 was primarily driven by a decrease in sales volume, as indicated by a 3.5% decrease in Volume Points, and a 1.3% unfavorable fluctuation in foreign currency exchange rates; partially offset by price increases, which increased net sales by approximately 2.0%.

Net income for the three and six months ended June 30, 2017 was $137.6 million, or $1.61 per diluted share, and $222.8 million, or $2.59 per diluted share, respectively. Net income increased $160.5 million, or 700.9%, and $149.9 million, or 205.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2016. The increase in net income for the three and six months ended June 30, 2017, was primarily due to lower selling, general, and administrative expenses mostly related to the $203.0 million of regulatory settlements in the second quarter of 2016; higher other operating income related to government grant in China; partially offset by lower contribution margin driven by lower sales as discussed above; higher interest expense primarily due to an increase in borrowings in connection with the new senior secured credit facility entered into on February 15, 2017; and higher income taxes.

Net income for the three months ended June 30, 2017 included a $38.9 million favorable impact ($27.7 million post-tax) of government grant income in China; a $12.6 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.9 million pre-tax unfavorable impact ($1.9 million post-tax) from expenses related to regulatory inquiries; a $1.6 million pre-tax unfavorable impact ($1.2  million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $5.2 million pre-tax unfavorable impact ($3.5 million post-tax) from expenses related to the implementation of the FTC Consent Order.

Net income for the six months ended June 30, 2017 included a $38.9 million favorable impact ($27.7 million post-tax) of government grant income in China; a $25.3 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $6.7 million pre-tax unfavorable impact ($4.4 million post-tax) from expenses related to regulatory inquiries; a $3.1 million pre-tax unfavorable impact ($2.3 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $13.7 million pre-tax unfavorable impact ($9.2 million post-tax) from expenses related to the implementation of the FTC Consent Order.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2017 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net loss for the three months ended June 30, 2016 included a $203.0 million pre-tax unfavorable impact ($136.5 million post-tax) related to regulatory settlements; a $28.2 million pre-tax favorable impact ($20.0 million post-tax) of government grant income in China; a $11.3 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.5 million pre-tax unfavorable impact ($1.6 million post-tax) from expenses related to regulatory inquiries; a $4.6 million pre-tax unfavorable impact ($3.4 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $1.9 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the six months ended June 30, 2016 included a $203.0 million pre-tax unfavorable impact ($136.5 million post-tax) related to regulatory settlements; a $28.9 million pre-tax favorable impact ($20.5 million post-tax) of government grant income in China; a $23.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $10.1 million pre-tax unfavorable impact ($6.4 million post-tax) from expenses related to regulatory inquiries; a $7.5 million pre-tax unfavorable impact ($5.7 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $3.3 million pre-tax unfavorable impact ($2.2 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to sponsor Members and retain sales leaders, further penetrate existing markets, introduce new products and programs that will help our Members increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.1	19.7	18.8	19.4
Gross profit	80.9	80.3	81.2	80.6
Royalty overrides(1)	27.8	28.0	28.2	27.9
Selling, general and administrative expenses(1)	38.6	56.3	39.2	47.5
Other operating income	(3.4)	(2.3)	(1.7)	(1.2)
Operating (loss) income	17.9	(1.7)	15.5	6.4
Interest expense, net	3.3	1.9	3.0	2.1
Income (loss) before income taxes	14.6	(3.6)	12.5	4.3
Income taxes	2.6	(1.7)	2.6	1.2
Net income (loss)	12.0%	(1.9)%	9.9%	3.1%

(1)

Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 6, Segment Information, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $904.2 million and $1,790.8 million for the three and six months ended June 30, 2017, respectively, representing a decrease of $55.1 million, or 5.7%, and a decrease of $70.7 million, or 3.8%,  for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 5.6% and 3.4% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 for the Primary Reporting Segment. The 5.7% decrease in net sales for the three months ended June 30, 2017 was primarily due to a decrease in sales volume, as indicated by a 7.3% decrease in Volume Points, and an unfavorable change in country mix, which reduced net sales by approximately 2.0%; partially offset by price increases which increased net sales by approximately 2.4%. The 3.8% decrease in net sales for the six months ended June 30, 2017 was primarily due to a decrease in sales volume, as indicated by a 4.0% decrease in Volume Points and an unfavorable change in country mix, which reduced net sales by approximately 2.3%; partially offset by price increases which increased net sales by approximately 2.0%.

For a discussion of China’s net sales for the three and six months ended June 30, 2017 see the China section of the Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $393.2 million, or 43.5% of net sales, and $779.8 million, or 43.5% of net sales, representing a decrease of $12.5 million, or 3.1%, and a decrease of $22.9 million, or 2.9%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The 3.1% decrease for the three months ended June 30, 2017 was primarily the result of volume decreases and unfavorable country mix which reduced contribution margin by approximately 5.5% and 5.5%, respectively, partially offset by price increases and cost savings through strategic sourcing and self-manufacturing, which increased contribution margin by approximately 3.8% and 2.3%, respectively.  The 2.9% decrease for the six months ended June 30, 2017 was primarily the result of unfavorable country mix and volume decreases which reduced contribution margin by approximately 6.2% and 2.3%, respectively, partially offset by price increases and cost savings through strategic sourcing and self-manufacturing, which increased contribution margin by approximately 3.1% and 2.3%, respectively.

China reported contribution margin of $216.0 million and $411.8 million for the three and six months ended June 30, 2017, respectively, representing a decrease of $7.1 million, or 3.2%, and $8.9 million, or 2.1%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease of 3.2% for the three months ended June 30, 2017 was primarily due to fluctuations in foreign currency rates which reduced contribution margin by approximately 5.9%, partially offset by the favorable impact of price increases which increased contribution margin by approximately 4.1%. The decrease of 2.1% for the six months ended June 30, 2017 was primarily due to fluctuations in foreign currency rates which reduced contribution margin by approximately 5.6%, partially offset by the favorable impact of price increases which increased contribution margin by approximately 2.2%.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended June 30,
	2017					2016
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$363.8	$(166.6)	$197.2	$21.2	$218.4	$441.1	$(199.6)	$241.5	$25.0	$266.5	(18.0)%
Mexico	199.0	(90.4)	108.6	7.0	115.6	205.2	(93.1)	112.1	7.2	119.3	(3.1)%
South & Central America	192.6	(90.0)	102.6	7.4	110.0	209.1	(97.7)	111.4	8.5	119.9	(8.3)%
EMEA	387.2	(176.3)	210.9	13.8	224.7	373.6	(168.3)	205.3	13.7	219.0	2.6%
Asia Pacific	401.2	(173.2)	228.0	7.5	235.5	394.5	(168.1)	226.4	8.2	234.6	0.4%
China	274.3	(32.9)	241.4	1.3	242.7	277.9	(36.7)	241.2	1.3	242.5	0.1%
Worldwide	$1,818.1	$(729.4)	$1,088.7	$58.2	$1,146.9	$1,901.4	$(763.5)	$1,137.9	$63.9	$1,201.8	(4.6)%

	Six Months Ended June 30,
	2017					2016
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$749.8	$(345.4)	$404.4	$43.8	$448.2	$846.9	$(382.5)	$464.4	$48.1	$512.5	(12.5)%
Mexico	379.1	(172.0)	207.1	13.3	220.4	393.1	(177.9)	215.2	13.8	229.0	(3.8)%
South & Central America	405.5	(188.8)	216.7	15.7	232.4	426.1	(196.7)	229.4	17.5	246.9	(5.9)%
EMEA	748.4	(340.2)	408.2	26.3	434.5	713.9	(322.5)	391.4	26.0	417.4	4.1%
Asia Pacific	775.8	(334.9)	440.9	14.4	455.3	753.6	(321.5)	432.1	23.6	455.7	(0.1)%
China	514.7	(58.9)	455.8	2.4	458.2	524.5	(67.1)	457.4	2.5	459.9	(0.4)%
Worldwide	$3,573.3	$(1,440.2)	$2,133.1	$115.9	$2,249.0	$3,658.1	$(1,468.2)	$2,189.9	$131.5	$2,321.4	(3.1)%

(1)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Changes in net sales are directly associated with the retailing of our products, recruitment of new Members, and retention of sales leaders. Our strategies involve providing quality products, improved DMOs, including daily consumption approaches such as Nutrition Clubs, easier access to product, systemized training and education of Members on our products and methods, and continued promotion and branding of Herbalife products.

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with and begun to use on a broad basis is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status. The costs of these programs are included in selling, general and administrative expenses.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis, including such activities as weekly weigh-ins, which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Nutrition Club concept in Mexico, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the United States. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, support the globalization of these initiatives.

The factors described above helps Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2017, as compared to the same periods in 2016, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. The Company measures sales volume using Volume Points.

North America

The North America region reported net sales of $218.4 million and $448.2 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $48.1 million, or 18.0%, and $64.3 million, or 12.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 17.9% and 12.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The decrease in net sales for the three and six months ended June 30, 2017, as compared to the same periods in 2016, was a result of a net sales decrease in the U.S. of $47.7 million or 18.3%, and $63.9 million, or 12.7%, respectively. The decreases in net sales for the North America region for the three and six months ended June 30, 2017 were primarily the result of decreases in sales volume, as indicated by decreases in Volume Points.

As part of our FTC settlement, we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s Volume Point decreases for the second quarter and first half of 2017, versus increases for the prior year periods, reflect a transitionary impact of Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales and time spent to then train their sales organizations.  Similar to the transitionary impact that occurred as a result of Marketing Plan changes made in 2014, we do not expect the FTC settlement to have a long-term material adverse impact on our net sales in the North America region or on our Member base. However, we believe net sales for the region could continue to be negatively impacted during the remainder of 2017 as we and our Members spend time educating and training, and as our Members implement and adjust to the changes.

Mexico

The Mexico region reported net sales of $115.6 million and $220.4 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $3.7 million, or 3.1%, and $8.6 million, or 3.8%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 0.6% and increased 3.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The 3.1% decrease in net sales for the three months ended June 30, 2017 was primarily the result of a decrease in sales volume, as indicated by a 5.6% decrease in Volume Points, and a 2.4% unfavorable fluctuation in foreign currency exchange rates. These reductions to net sales were partially offset by price increases which contributed approximately 5.4% to net sales. The 3.8% decrease in net sales for the six months ended June 30, 2017 was primarily the result of a 7.0% unfavorable fluctuation in foreign currency exchange rates, as well as a decrease in sales volume, as indicated by a 0.9% decrease in Volume Points. These reductions to net sales were partially offset by price increases which contributed approximately 4.6% to net sales.

Mexico has had success with the Member Activation Program which rewards new Members who purchase a modest amount of product, acquire customers and gain retailing experience. Following six consecutive quarters of year-over-year growth, volume declined for the second quarter of 2017 versus the second quarter of 2016, which was a record quarter for the market.  We believe softer volume is attributable to a tougher economic environment marked by rising inflation, tightening credit and lower macro consumer sentiment.

South and Central America

The South and Central America region reported net sales of $110.0 million and $232.4 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $9.9 million, or 8.3%, and $14.5 million, or 5.9%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 8.9% and 8.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The 8.3% decrease in net sales for the three months ended June 30, 2017 was primarily the result of a decline in sales volume, as indicated by a 14.2% decrease in Volume Points. This reduction to net sales was partially offset by price increases and fluctuations in foreign currency exchange rates which contributed approximately 6.4% and 0.7%, respectively, to net sales. The 5.9% decrease in net sales for the six months ended June 30, 2017 was primarily the result of a decline in sales volume, as indicated by a 14.0% decrease in Volume Points. This reduction to net sales was partially offset by price increases and fluctuations in foreign currency exchange rates which contributed approximately 6.7% and 2.4%, respectively.

In Brazil, the region’s largest market, net sales were $43.2 million and $94.5 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $2.2 million, or 4.9%, and $1.2 million, or 1.2% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 13.0% and 15.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $3.7 million and $13.5 million, respectively, on net sales for the three and six months ended June 30, 2017. Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold following a lengthy transition period.   In addition, we have introduced programs in Brazil that have been successful in other regions to improve Member activity and productivity.  We are also increasing the number of product access points, expanding our product offering to promote more frequent consumption moments, and exploring product affordability approaches for the market. Changes in ICMS tax legislation, effective April 2016, reduced net sales by approximately $4 million for the first quarter of 2017.

Net sales in Peru were $14.6 million and $30.7 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $1.0 million, or 6.7%, and $1.4 million, or 4.4%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 8.2% and 7.4% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and $1.0 million on net sales for the three and six months ended June 30, 2017, respectively. Slower sales volume is attributed in part to reductions in qualification levels for certain promotions during the period that did not achieve their objectives of increasing the number of qualifiers. Also, Peru experienced severe inclement weather during the first quarter, which we believe directly impacted the ability of our Members to operate their businesses.

EMEA

The EMEA region reported net sales of $224.7 million and $434.5 million for the three and six months ended June 30, 2017, respectively. Net sales increased $5.7 million, or 2.6%, and $17.1 million, or 4.1%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 3.8% and 4.7% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The 2.6% increase in net sales for the three months ended June 30, 2017 was primarily the result of an increase in sales volume, as indicated by a 2.4% increase in Volume Points, and price increases which contributed approximately 1.6% to net sales. This increase in net sales was partially offset by a 1.2% unfavorable fluctuation in foreign currency exchange rates. The 4.1% increase in net sales for the six months ended June 30, 2017 was primarily the result of an increase in sales volume, as indicated by a 3.8% increase in Volume Points, and price increases which contributed approximately 1.6% to net sales. This increase in net sales was partially offset by a 0.6% unfavorable fluctuation in foreign currency exchange rates. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $38.0 million and $71.3 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $1.1 million, or 2.8%, and $1.1 million, or 1.5%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 0.3% and increased 1.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $1.0 million and $2.2 million on net sales for the three and six months ended June 30, 2017, respectively. Italy continues to benefit from ongoing events such as city-by-city tours and increased efforts to increase brand awareness. Italy has seen a modest decline in new Members and volumes as the newly introduced Member Activation Program is adopted and optimized by Members and sales leaders.

Net sales in Russia were $32.7 million and $64.7 million for the three and six months ended June 30, 2017, respectively. Net sales increased $5.9 million, or 21.9%, and $13.7 million, or 26.8%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 5.8% and 5.1% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $4.3 million and $11.0 million on net sales for the three and six months ended June 30, 2017, respectively. Product prices in Russia were increased 5% in February 2017 and 5% in March 2016.

Net sales in Spain were $26.7 million and $49.9 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $1.6 million, or 5.6%, and $1.4 million, or 2.8%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 3.2% and increased 0.2% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $0.7 million and $1.5 million on net sales for the three and six months ended June 30, 2017, respectively. Spain has continued to develop and support member retailing with multiple approaches including personal evaluations, fitness activities, shake parties, nutrition training, customer follow-up, and other customer oriented activities.  Spain has seen a modest decline in new Members and volumes as the newly introduced Member Activation Program is adopted and optimized by Members and sales leaders.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $235.5 million and $455.3 million for the three and six months ended June 30, 2017, respectively. Net sales increased $0.9 million, or 0.4%, and decreased $0.4 million, or 0.1%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 1.0% and 1.5% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The 0.4% increase in net sales for the three months ended June 30, 2017 was primarily the result of price increases and the impact of fluctuations in foreign currency exchange rates, which increased net sales by approximately 2.1% and 1.4%, respectively. This increase in net sales was partially offset by a decrease in sales volume, as indicated by a 0.7% decrease in Volume Points, and an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 4.2%. The 0.1% decrease in net sales for the six months ended June 30, 2017 was primarily the result of an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which decreased net sales by approximately 4.0%. This reduction to net sales was partially offset by an increase in sales volume, as indicated by a 1.8% increase in Volume Points, and fluctuations in foreign currency exchange rates and price increases, which contributed approximately 1.4% and 0.7%, respectively, to net sales. The Volume Points performance for the region has been mixed by country, with increases led by India and Indonesia, offset by declines primarily in South Korea and Taiwan.

Net sales in South Korea were $36.5 million and $71.1 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $13.7 million, or 27.3%, and $26.4 million, or 27.1%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 29.4% and 29.6% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.1 million and $2.4 million on net sales for the three and six months ended June 30, 2017, respectively. South Korea continues to be negatively impacted by a number of changes in the Marketing Plan, including certain changes unique to the market. In addition to a shift in emphasis toward longer-term sales leader qualification, we also changed the product discount structure in South Korea and began charging a fee for the Member kit during 2016. Previously, the Member kit in South Korea was free. While we believe these changes will benefit the market in the long term, they have resulted in sales declines as sales leaders continue to adapt to these new methods of operation.

Net sales in India were $47.9 million and $89.2 million for the three and six months ended June 30, 2017, respectively. Net sales increased $9.3 million, or 24.1%, and $12.7 million, or 16.6%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 19.6% and 13.9% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.7 million and $2.0 million on net sales for the three and six months ended June 30, 2017, respectively. In 2016, we introduced the Member Activation Program which we believe has contributed to higher sales leader activity. Additionally, we began the segmentation of our Members into preferred members and distributors as required by local regulations. India continues to expand its product line, offering more comprehensive nutrition products for customers.

Net sales in Taiwan were $34.0 million and $64.5 million for the three and six months ended June 30, 2017, respectively. Net sales decreased $2.0 million, or 5.6%, and $1.9 million, or 2.9%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 11.9% and 9.1% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $2.3 million and $4.1 million on net sales for the three and six months ended June 30, 2017, respectively. Taiwan sales have declined versus the prior year period on a local currency basis as the market adjusts to and Members optimize programs and training introduced in 2016.

Net sales in Indonesia were $31.8 million and $65.0 million for the three and six months ended June 30, 2017, respectively. Net sales increased $4.1 million, or 14.7%, and $10.5 million, or 19.2%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 14.7% and 18.4% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had an insignificant impact on net sales and a favorable impact of $0.4 million for the three and six months ended June 30, 2017, respectively. Indonesia had a price increase of 3% in September 2016. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products. We have increased the number of product access points for the market and expanded a city-by-city training and promotion approach.

China

Net sales in China were $242.7 million and $458.2 million for the three and six months ended June 30, 2017, respectively. Net sales increased $0.2 million, or 0.1%, and decreased $1.7 million, or 0.4%, for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 5.3% and 5.0% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The relatively flat  net sales for the three months ended June 30, 2017 included the benefit of a price increase, which increased net sales by approximately 3.8%, and an unfavorable fluctuation in foreign currency exchange rates, which decreased net sales by 5.2%. The Volume Point decrease for China for the second quarter noted above under Volume Points by Geographic Region did not have a significant net sales impact, as sales orders for which Volume Points were pulled forward into the first quarter due to the price increase announced in March 2017 which took effect on April 1, were not recorded as net sales until the second quarter.  The net sales decrease for the six months ended June 30, 2017, was the result of a 5.3% unfavorable fluctuation in foreign currency exchange rates, partially offset by the favorable effects of a price increase, which increased net sales by approximately 2.0%, and an increase in sales volume, as indicated by a 0.3% increase in Volume Points.

We believe the continued adoption and acculturation of daily consumption DMOs in the China market, supported by ongoing investments in areas including brand awareness, product access, and online and mobile platforms has contributed to growth in China over recent years. We believe the lower rate of sales volume increase for the year-to-date is attributable to factors such as Member overemphasis on social media business methods; reduction in the number of Nutrition Clubs as Members in some cases consolidated smaller clubs into larger, more commercialized clubs; and temporary government limitations on companies conducting commercial meetings ahead of the National Congress this fall, which have reduced certain Member activities in the near term. Members in China are now re-focusing on more established business methods, complimented by the use of social media.  In addition, we have introduced the Member Activation Program for new members and in May we successfully expanded our online ordering platform, which allow our Members and Preferred Customers in China to purchase certain new products from a wholly owned subsidiary outside China for only personal consumption.

Sales by Product Category

	Three Months Ended June 30,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,192.7	$(488.4)	$704.3	$38.2	$742.5	$1,241.3	$(511.8)	$729.5	$41.7	$771.2	(3.7)%
Targeted Nutrition	440.6	(180.4)	260.2	14.1	274.3	449.1	(185.1)	264.0	15.1	279.1	(1.7)%
Energy, Sports and Fitness	111.7	(45.7)	66.0	3.5	69.5	117.3	(48.4)	68.9	4.0	72.9	(4.7)%
Outer Nutrition	38.5	(15.8)	22.7	1.3	24.0	46.9	(19.3)	27.6	1.6	29.2	(17.8)%
Literature, Promotional and Other(1)	34.6	0.9	35.5	1.1	36.6	46.8	1.1	47.9	1.5	49.4	(25.9)%
Total	$1,818.1	$(729.4)	$1,088.7	$58.2	$1,146.9	$1,901.4	$(763.5)	$1,137.9	$63.9	$1,201.8	(4.6)%

	Six Months Ended June 30,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$2,336.9	$(962.4)	$1,374.5	$75.8	$1,450.3	$2,381.4	$(982.8)	$1,398.6	$85.6	$1,484.2	(2.3)%
Targeted Nutrition	872.1	(359.1)	513.0	28.3	541.3	868.1	(358.2)	509.9	31.2	541.1	0.0%
Energy, Sports and Fitness	214.2	(88.2)	126.0	6.9	132.9	219.0	(90.4)	128.6	7.9	136.5	(2.6)%
Outer Nutrition	78.9	(32.5)	46.4	2.6	49.0	93.9	(38.7)	55.2	3.4	58.6	(16.4)%
Literature, Promotional and Other(1)	71.2	2.0	73.2	2.3	75.5	95.7	1.9	97.6	3.4	101.0	(25.2)%
Total	$3,573.3	$(1,440.2)	$2,133.1	$115.9	$2,249.0	$3,658.1	$(1,468.2)	$2,189.9	$131.5	$2,321.4	(3.1)%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category.
(2)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for the Targeted Nutrition product category decreased and were flat for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. Net sales for the Weight Management, Energy, Sports and Fitness, Outer Nutrition, and Literature, Promotional, and Other product categories decreased for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $928.1 million and $1,825.6 million for the three and six months ended June 30, 2017, respectively, as compared to $965.5 million and $1,872.0 million for the same period in 2016. As a percentage of net sales, gross profit for the three months ended June 30, 2017 was 80.9% as compared to 80.3% for the same period in 2016, or a favorable net increase of 59 basis points and for the six months ended June 30, 2017 was 81.2% as compared to 80.6% in the same period in 2016, or a favorable net increase of 54 basis points. The gross profit rate for the three months ended June 30, 2017 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 68 basis points, retail price increases of 54 basis points, other cost changes of 11 basis points, and country mix of 10 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 49 basis points and higher inventory write-downs of 35 basis points.  The 54 basis point net increase for the six months ended June 30, 2017 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 74 basis points, retail price increases of 39 basis points, other cost changes of 14 basis points and country mix of 3 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 61 basis points and higher inventory write-downs of 15 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $318.9 million and $634.0 million for the three and six months ended June 30, 2017, respectively, as compared to $336.7 million and $648.6 million for the same periods in 2016. Royalty overrides as a percentage of net sales were 27.8% and 28.2% for the three and six months ended June 30, 2017, respectively, as compared to 28.0% and 27.9% for the same periods in 2016. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $443.2 million and $881.8 million for the three and six months ended June 30, 2017, respectively, as compared to $676.8 million and $1,103.9 million for the same periods in 2016. Selling, general and administrative expenses as a percentage of net sales were 38.6% and 39.2% for the three and six months ended June 30, 2017, respectively, as compared to 56.3% and 47.5% for the same periods in 2016.

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2017 was primarily due to the $203.0 million related to regulatory settlements in the second quarter of 2016.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended June 30, 2017 and 2016, we recorded approximately $1.6 million and $4.6 million, respectively, of expenses related to this matter, which includes approximately $1.2 million and $3.6 million, respectively, of legal, advisory and other professional service fees. For the six months ended June 30, 2017 and 2016, we recorded approximately $3.1 million and $7.5 million, respectively, of expenses related to this matter, which includes approximately $2.0 million and $5.8 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

During the three and six months ended June 30, 2017, the Company recognized government grant income of approximately $38.9 million, as compared to $28.1 million and $28.9 million for the same periods in 2016, relating to government grant income for China. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in millions)
Interest expense	$41.9	$24.6	$74.4	$50.6
Interest income	(4.0)	(1.5)	(6.3)	(2.6)
Net interest expense	$37.9	$23.1	$68.1	$48.0

The increase in net interest expense for the three and six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to the increase in our interest expense due to higher interest rates and increased borrowing amounts relating to our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources. These increases were partially offset by higher interest income related to proceeds from the $1.3 billion term loan B.

Income Taxes

Income taxes were an expense of $29.4 million and expense of $57.8 million for the three and six months ended June 30, 2017, respectively, as compared to a benefit of $20.1 million and an expense of $27.5 million for the same periods in 2016. The effective income tax rate was 17.6% and 20.6% for the three and six months ended June 30, 2017, respectively, as compared to 46.7% and 27.4% for the same periods in 2016.  The decrease in the effective tax rate for the three months ended June 30, 2017, as compared to the same period in 2016, was due to the change in the geographic mix of our income, primarily related to the FTC settlement and to an increase in net benefits from discrete events.  The decrease in the effective tax rate for the six months ended June 30, 2017, as compared to the same period in 2016, was primarily due to an increase in net benefits from discrete events.  Included in the discrete events for the three and six months ended June 30, 2017 was the impact of $21.4 million and $25.7 million of excess tax benefits generated during those respective periods, relating to our application of Accounting Standards Update No. 2016-09 that was adopted on January 1, 2017.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $3.4 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,624.1 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2017 and December 31, 2016.

For the six months ended June 30, 2017, we generated $277.1 million of operating cash flow, as compared to $368.0 million for the same period in 2016. The decrease in our operating cash flow was primarily the result of unfavorable changes in operating assets and liabilities, partially offset by higher net income. The unfavorable change in operating assets and liabilities was primarily the result of changes in other current liabilities primarily related to the accrual of the $203.0 million regulatory settlements in the second quarter of 2016, changes in employee bonus accruals, advance sales deposits, and non-income and income tax payables.  The increase in net income is also primarily related to the $203.0 million regulatory settlements in 2016, partially offset by lower contribution margin driven by lower sales in 2017.

Capital expenditures, including accrued capital expenditures, for the six months ended June 30, 2017 and 2016 were $42.3 million and $82.2 million, respectively. The majority of these expenditures represented investments in management information systems including the upgrade of our Oracle enterprise wide systems which is expected to go live in August 2017, manufacturing facilities both domestically and internationally, and initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $115 million to $135 million for the full year of 2017.

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

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2017 and December 31, 2016, we were compliant with our debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million, which began on June 30, 2017. Interest is due at least quarterly on amounts outstanding on the Credit Facility. In addition, we may be required to make mandatory prepayments towards the Term Loan based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the credit agreement.  We are also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity.

During the three months ended March 31, 2017, we repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the three months ended June 30, 2017, the Company repaid a total amount of $24.4 million on amounts outstanding under the Term Loan. During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full the Prior Term Loan. The Company did not repay any amounts under the Prior Revolving Credit Facility during the three months ended June 30, 2016. As of June 30, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,275.6 million. There were no amounts outstanding on the Revolving Credit Facility as of June 30, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of June 30, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively. On June 30, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 6.53% and 4.29%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our Credit Facility.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our Convertible Notes.

Cash and cash equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2017 and December 31, 2016, the total amount of our foreign subsidiary cash and cash equivalents was $1,433.7 million and $316.2 million, respectively, of which $933.1 million and $28.2 million, respectively, was invested in U.S. dollars. The increase in our foreign subsidiary U.S. dollar denominated cash and cash equivalents primarily relates to our borrowings from our Credit Facility executed on February 15, 2017.  At June 30, 2017 and December 31, 2016, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $190.4 million and $527.8 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2016, our U.S. consolidated group had approximately $131.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2016, our parent, Herbalife Ltd., had $2.5 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries.  As of June 30, 2017, we do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.  See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2016 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

At June 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the Forward Transactions.

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of the Company purchased 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share, which reduced the Company’s total shareholders’ equity and is reflected at cost within the Company’s accompanying condensed consolidated balance sheet. During the three months ended June 30, 2017, an indirect wholly owned subsidiary of the Company purchased 2.7 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $67.06 per share, which reduced the Company’s total shareholders’ equity and is reflected at cost within the Company’s accompanying condensed consolidated balance sheet. Although these shares are owned by the Company’s indirect wholly owned subsidiary, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating our earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. We did not repurchase any common shares in the open market during the three and six months ended June 30, 2016. As of June 30, 2017, the remaining authorized capacity under our $1.5 billion share repurchase program was $1,259.5 million. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

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

Working Capital and Operating Activities

As of June 30, 2017 and December 31, 2016, we had positive working capital of $1,406.6 million and $671.0 million, respectively, or an increase of $735.6 million. This increase was primarily due to the increase in cash and cash equivalents; partially offset by the increase in the current portion of long-term debt primarily related to the Credit Facility entered into on February 15, 2017.

We expect that cash and funds provided from operations, available borrowings under the Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3 of this Quarterly Report on Form 10-Q — Quantitative and Qualitative Disclosures about Market Risk.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of June 30, 2017.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding subsequent events.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2017, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% for both the three and six months ended June 30, 2017 and 2016.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $30.5 million and $25.5 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2017 and December 31, 2016, we had goodwill of approximately $94.6 million and $89.9 million, respectively. As of both June 30, 2017 and December 31, 2016, we had marketing related intangible assets of approximately $310 million. The increase in goodwill during the six months ended June 30, 2017 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2017 and 2016.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2017 and December 31, 2016, the aggregate notional amounts of these contracts outstanding were approximately $126.9 million and $90.0 million, respectively. At June 30, 2017, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statements of income (loss) during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income (loss) in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2017, we recorded assets at fair value of $0.1 million and liabilities at fair value of $5.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, we recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and six months ended June 30, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months and one month as of June 30, 2017 and December 31, 2016, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At June 30, 2017
Buy Argentine peso sell Euro	19.38	$1.4	$—
Buy Chinese yuan sell Euro	7.70	27.7	(0.4)
Buy Colombian peso sell U.S. dollar	3,048.00	0.8	—
Buy Euro sell Argentine peso	17.24	5.1	0.6
Buy Euro sell Australian dollar	1.48	3.9	—
Buy Euro sell Brazilian real	3.80	0.9	—
Buy Euro sell Chilean peso	742.65	0.9	—
Buy Euro sell Ghanaian cedi	5.10	2.6	—
Buy Euro sell Hong Kong dollar	8.77	13.3	0.3
Buy Euro sell Indonesian rupiah	15,057.61	6.2	0.1
Buy Euro sell Japanese yen	128.14	0.6	—
Buy Euro sell Mexican peso	21.80	85.2	(2.5)
Buy Euro sell Peruvian sol	3.71	3.3	—
Buy Euro sell Philippine peso	56.74	4.0	0.1
Buy Euro sell Russian ruble	68.30	1.4	—
Buy Euro sell Thai baht	38.12	1.5	—
Buy Euro sell Taiwan dollar	34.95	1.1	—
Buy Euro sell U.S. dollar	1.13	33.1	0.5
Buy Euro sell South African rand	14.72	2.7	0.1
Buy British pound sell Euro	0.88	3.2	—
Buy British pound sell U.S. dollar	1.25	2.6	0.1
Buy Indonesian rupiah sell Euro	14,903.00	3.2	(0.1)
Buy Indonesian rupiah sell U.S. dollar	13,582.25	6.3	0.1
Buy South Korean won sell U.S. dollar	1,142.30	5.1	—
Buy Kazakhstani tenge sell U.S. dollar	332.25	0.9	—
Buy Mexican peso sell Euro	20.99	14.2	—
Buy Norweigan krone sell U.S. dollar	8.47	1.2	—
Buy Swedish krona sell U.S. dollar	8.77	2.8	0.1
Buy Taiwan dollar sell U.S. dollar	30.22	18.2	(0.1)
Buy U.S. dollar sell Chilean peso	3,022.27	1.5	—
Buy U.S. dollar sell Euro	1.11	132.3	(4.7)
Buy U.S. dollar sell British pound	1.27	4.5	(0.1)
Buy U.S. dollar sell Japanese yen	110.97	0.5	—
Buy U.S. dollar sell South African rand	13.17	2.8	—
Total forward contracts		$395.0	$(5.9)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and cash equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2017, the aggregate annual maturities of the Credit Facility were expected to be $48.8 million for the remainder of 2017, $97.5 million for 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million for 2023. As of June 30, 2017, the fair value of the Term Loan was approximately $1.28 billion and the carrying value was $1,235.0 million. There were no outstanding borrowings on the Revolving Credit Facility as of June 30, 2017. The fair value of the Prior Credit Facility approximated its carrying value of $410.0 million as of December 31, 2016. The Credit Facility bears and the Prior Credit Facility bore variable interest rates, and on June 30, 2017 and December 31, 2016, the weighted average interest rate of the Credit Facility and the Prior Credit Facility was 6.53% and 4.29%, respectively. As of June 30, 2017 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $1,064.5 million and the carrying value was $1,047.0 million. As of December 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $961.3 million and the carrying value was $1,024.8 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, our annual interest expense could increase or decrease by approximately $13 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Consent Order prohibits us from making, or allowing our Members to make, any representation regarding the amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possesses competent and reliable evidence sufficient to substantiate that the representation is true.  The Consent Order also prohibits us and other persons who act in active concert with us from representing that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits specified misrepresentations in connection with marketing the program, including misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned.  The Consent Order also requires us to clearly and conspicuously disclose all information material to participation in the marketing program, including our refund and buyback policy before the participant pays any money to us.

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

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets or require us to alter compensation practices under our network marketing program, and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations or we may be required to alter compensation practices under our network marketing program in order to comply with applicable law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar action.

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

As previously disclosed, on July 15, 2016, we reached a consensual resolution with the FTC regarding its multi-year investigation of our business resulting in the entry into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment in the U.S. District Court for the Central District of California. The Consent Order became effective on July 25, 2016 upon final approval by the Court. As part of the Consent Order, we agreed to make a payment of $200 million and to implement certain new procedures and enhance certain existing procedures in the United States. We also agreed to be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; requirements regarding compliance certification and record creation and maintenance; and a prohibition on misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and ICA will also have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, we and the FTC mutually selected Affiliated Monitors, Inc. to serve as the ICA. The terms of the Consent Order are described in greater detail in our Current Report on Form 8-K filed on July 15, 2016.

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and while we believe we are fully compliant with the Consent Order, there is no guarantee that we are fully compliant or in the future will continue to be fully compliant with the Consent Order. We do not believe the Consent Order changes our business model as a direct selling company.  However, compliance with the Consent Order required us to implement new and enhanced procedures regarding, among other things, tracking retail sales and internal consumption by distributors. We have instituted controls and procedures and developed technology solutions that we believe address these Consent Order requirements, including tools and software used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Compliance with the Consent Order will require the cooperation of Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we could were they our own employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we believe we are compliant with the Consent Order and our board of directors has established the Implementation Oversight Committee, a committee which meets regularly with management to oversee our compliance with the terms of the Consent Order, there can be no assurances that the FTC or ICA would agree now or will agree in the future. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

The Consent Order may also impact our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the new and enhanced business procedures implemented as a result thereof, will not lead to reduced sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the new and enhanced procedures described above, and any other actions taken in respect of compliance with the Consent Order, could be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members may also disagree with our decision to enter into the Consent Order, whether because they disagree with certain terms thereof, they believe it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions.  Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order will set a new standard within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers and ultimately net sales.

The Consent Order also creates additional third-party risks. Although the Consent Order resolved the FTC’s multi-year investigation into the Company, it does not prevent other third-parties from bringing actions against us, whether in the form of other state, federal or foreign regulatory investigations or proceedings, or private litigation, any of which could lead to, among other things, monetary settlements, fines, penalties or injunctions. Although we neither admitted nor denied the allegations in the FTC’s complaint in agreeing to the terms of the Consent Order (except as to the Court having jurisdiction over the matter), third-parties may use specific statements or other matters addressed in the Consent Order as the basis for their action. The Consent Order or any subsequent legal or regulatory claim may also lead to negative publicity, whether because some view it as a condemnation of the Company or our direct selling business model or because other third parties use it as justification to make unfounded and baseless assertions against us, our business model or our Members. An increase in the number, severity or scope of third-party claims, actions or public assertions may result in substantial costs and harm to our reputation. The Consent Order may also impact third parties willingness to work with us as a company.

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

Our expansion of operations into China and the continued success of our business in China is subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government, including at the local and central level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations.  Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China.

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

The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our Members if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Any such errors could create compliance risks under the Consent Order or any applicable laws or regulations. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations. As such, we may be required to upgrade our current information technology infrastructure and systems and incur additional costs.

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

We have depended, and will continue to depend, on the continued services of our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Effective June 1, 2017, Richard P. Goudis, our previous Chief Operating Officer, became the Chief Executive Officer of the Company and Michael O. Johnson, our previous Chairman and Chief Executive Officer, became Executive Chairman of the Company, consistent with a succession strategy plan previously approved by our board of directors. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance.  Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations.

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

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union. The British government is currently in negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had $232.9 million of remaining authorized capacity. This share repurchase program allows us, which includes a wholly owned subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law.  The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met. As of June 30, 2017, the remaining authorized capacity under the Company’s share repurchase program was approximately $1,259.5 million. The following is a summary of our repurchases of common shares during the three months ended June 30, 2017, all of which were repurchased by our indirect wholly owned subsidiary. For further information on our share repurchases, see Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	974,222	$59.49	974,222	$1,381,312,733
May 1 — May 31	412,208	$71.28	412,208	$1,351,931,209
June 1 — June 30	1,293,726	$71.41	1,293,726	$1,259,546,210
	2,680,156		2,680,156

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(h)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(f)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(f)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(h)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(k)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis.	(k)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	*

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis.	*

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	*

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	*

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(d)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(d)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(d)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(d)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

Exhibit Number	Description	Reference

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(i)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(j)

10.25#	Amended and Restated Non-Management Directors Compensation Plan	(i)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(i)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(k)

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(k)

10.29

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(k)

10.30

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

*

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(k)

10.32

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(e)

10.33	Form of Forward Share Repurchase Confirmation	(f)

10.34	Form of Base Capped Call Confirmation	(f)

10.35	Form of Additional Capped Call Confirmation	(f)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(f)

10.37#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(k)

10.38	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(g)

10.39

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(h)

10.40#	Herbalife Ltd. Executive Incentive Plan	(k)

10.41	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(l)

10.42

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(l)

10.43#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(m)

Exhibit Number	Description	Reference

10.44#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(m)

10.45#	Herbalife International of America, Inc. Executive Officer Severance Plan	(m)

10.46

Credit Agreement, dated as of February 15, 2017, by and among HLF Financing S.à r.l., HLF Financing US, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as Term Administrative Agent and Collateral Agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and the Revolver Administrative Agent

(m)

10.47#	Stock Appreciation Right Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(e)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(g)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(h)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(i)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(j)	Previously filed on February 25, 2016 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.
(k)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(l)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: August 1, 2017