Form 10-Q
period 2017-09-30
HERBALIFE LTD.
filed 2017-11-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of registrant’s common shares outstanding as of October 26, 2017 was 87,197,196

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,636.3	$844.0
Receivables, net of allowance for doubtful accounts	95.2	70.3
Inventories	354.2	371.3
Prepaid expenses and other current assets	188.4	176.9
Total current assets	2,274.1	1,462.5
Property, at cost, net of accumulated depreciation and amortization	375.1	378.0
Marketing related intangibles and other intangible assets, net	310.1	310.1
Goodwill	95.8	89.9
Other assets	367.4	324.9
Total assets	$3,422.5	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60.6	$66.0
Royalty overrides	266.7	261.2
Current portion of long-term debt	104.1	9.5
Other current liabilities	427.4	454.8
Total current liabilities	858.8	791.5
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,176.6	1,438.4
Other non-current liabilities	168.1	139.2
Total liabilities	3,203.5	2,369.1
CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 89.3 million (2017) and 93.1 million (2016) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	452.0	467.6
Accumulated other comprehensive loss	(174.6)	(205.1)
Retained earnings (accumulated deficit)	240.7	(66.3)
Treasury stock, at cost, 4.6 million shares (2017)	(299.2)	—
Total shareholders’ equity	219.0	196.3
Total liabilities and shareholders’ equity	$3,422.5	$2,565.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions, except per share amounts)
Product sales	$1,029.7	$1,063.2	$3,162.8	$3,253.1
Shipping & handling revenues	55.7	58.8	171.6	190.3
Net sales	1,085.4	1,122.0	3,334.4	3,443.4
Cost of sales	215.4	209.1	638.8	658.5
Gross profit	870.0	912.9	2,695.6	2,784.9
Royalty overrides	310.1	320.3	944.1	968.9
Selling, general & administrative expenses	445.2	441.3	1,327.0	1,545.2
Other operating income	(4.6)	(0.2)	(43.5)	(29.1)
Operating income	119.3	151.5	468.0	299.9
Interest expense, net	38.4	22.1	106.5	70.1
Income before income taxes	80.9	129.4	361.5	229.8
Income taxes	26.4	41.7	84.2	69.2
NET INCOME	$54.5	$87.7	$277.3	$160.6
Earnings per share:
Basic	$0.69	$1.06	$3.41	$1.94
Diluted	$0.66	$1.01	$3.26	$1.87
Weighted average shares outstanding:
Basic	79.6	83.1	81.4	83.0
Diluted	83.0	86.4	85.0	86.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Net income	$54.5	$87.7	$277.3	$160.6
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(1.8) and $5.8 for the three months ended September 30, 2017 and 2016, respectively, and $3.5 and $7.3 for the nine months ended September 30, 2017 and 2016, respectively	11.3	(2.6)	41.0	1.6
Unrealized (loss) gain on derivatives, net of income taxes of $— for both the three months ended September 30, 2017 and 2016 and $— and $(0.3) for the nine months ended September 30, 2017 and 2016, respectively	2.5	(2.2)	(10.5)	(9.3)
Other, net of income taxes of $0.1 for the nine months ended September 30, 2016	—	—	—	(0.1)
Total other comprehensive income (loss)	13.8	(4.8)	30.5	(7.8)
Total comprehensive income	$68.3	$82.9	$307.8	$152.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$277.3	$160.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.8	72.6
Share-based compensation expenses	32.6	30.3
Non-cash interest expense	44.8	42.0
Deferred income taxes	(4.1)	(38.4)
Inventory write-downs	17.7	16.7
Foreign exchange transaction loss (gain)	4.0	(1.4)
Other	(1.1)	(3.8)
Changes in operating assets and liabilities:
Receivables	(22.5)	(14.6)
Inventories	29.2	(56.7)
Prepaid expenses and other current assets	(3.6)	(14.9)
Accounts payable	(8.2)	17.5
Royalty overrides	(6.7)	14.1
Other current liabilities	(45.0)	24.3
Other	16.2	1.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	404.4	249.9
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(67.9)	(111.9)
Other	(2.8)	4.4
NET CASH USED IN INVESTING ACTIVITIES	(70.7)	(107.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from senior secured credit facility, net of discount	1,274.0	—
Principal payments on senior secured credit facility and other debt	(468.2)	(233.0)
Debt issuance costs	(22.6)	—
Share repurchases	(346.2)	(12.5)
Other	1.6	4.2
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	438.6	(241.3)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	20.0	(2.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	792.3	(101.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	844.0	889.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,636.3	$788.3

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, or the 2016 10-K. Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update became effective for the Company’s reporting period beginning January 1, 2017. This guidance requires the Company to recognize excess tax benefits on share-based compensation arrangements in its tax provision, instead of in shareholders’ equity as under the previous guidance. During the three and nine months ended September 30, 2017, the Company recorded $0.6 million and $26.4 million of excess tax benefits in its tax provision, respectively, as described further in Note 8, Income Taxes. In addition, these amounts are now required to be classified as an operating activity in the Company’s statement of cash flows rather than a financing activity. The Company has elected to present the cash flow statement using a prospective transition method and prior periods have not been adjusted. In addition, the Company has made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The adoption of this guidance also increased the Company’s number of shares used in its calculation of fully diluted earnings per share due to the reduction in assumed proceeds under the treasury stock method which also impacts how the Company determines its earnings per share calculation. Upon adoption of this guidance on January 1, 2017, the Company also recognized $29.6 million of its unrealized excess tax benefits, described further in Note 12, Income Taxes in the 2016 10-K, as deferred tax assets on its consolidated balance sheet with a corresponding increase to its retained earnings.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact this ASU, and related subsequent updates, will have on its consolidated financial statements. As of September 30, 2017, the Company has not identified any material impact to its consolidated net income relating to this ASU. However, the final impact of this ASU on the Company’s financial statements will not be known until the assessment is complete. The Company expects to update its disclosure in future periods as the analysis is completed.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and makes certain targeted improvements to simplify the application of existing hedge accounting guidance. The amendments in this update are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the Consent Order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2017, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three and nine months ended September 30, 2017, the Company recognized $4.6 million and $43.5 million in government grant income related to its regional headquarters and distribution centers within China as compared to $0.2 million and $29.1 million for the same periods in 2016. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated balance sheets, the condensed consolidated statements of comprehensive income and the condensed consolidated statements of cash flows to conform to the current period presentation. See Note 13, Detail of Certain Balance Sheet Accounts, for further information on certain balance sheet items that are combined for financial statement presentation.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	September 30, 2017	December 31, 2016
	(In millions)
Raw materials	$41.8	$49.3
Work in process	5.0	3.9
Finished goods	307.4	318.1
Total	$354.2	$371.3

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Borrowings under prior senior secured credit facility, carrying value	$—	$410.0
Borrowings under new senior secured credit facility, carrying value	1,212.6	—
Convertible senior notes, carrying value of liability component	1,058.4	1,024.8
Other	9.7	13.1
Total	2,280.7	1,447.9
Less: current portion	104.1	9.5
Long-term portion	$2,176.6	$1,438.4

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

Borrowings under the Term Loan bear interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%. Prior to August 15, 2017, borrowings under the Revolving Credit Facility bore interest at the eurocurrency rate plus a margin of 4.75% or the base rate plus a margin of 3.75%. After August 15, 2017, borrowings under the Revolving Credit Facility, depending on Herbalife’s consolidated leverage ratio, bear interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate set by Credit Suisse, and is subject to a floor of 1.75%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.75%.  The Company is required to pay a commitment fee on the Revolving Facility of 0.50% per annum on the undrawn portion of the Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding on the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates.  The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of September 30, 2017 and December 31, 2016, the Company was in compliance with its debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

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

On September 30, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 6.71% and 4.29%, respectively.

During the three months ended March 31, 2017, the Company repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During both the three months ended June 30, 2017 and September 30, 2017, the Company repaid $24.4 million, respectively, on amounts outstanding under the Term Loan. During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Prior Term Loan. The Company did not repay any amounts under the Prior Revolving Credit Facility during the three months ended September 30, 2016. As of September 30, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,251.2 million. There were no borrowings outstanding on the Revolving Credit Facility as of September 30, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of September 30, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively.

During the three and nine months ended September 30, 2017, the Company recognized $23.9 million and $58.5 million, respectively, of interest expense relating to the Term Loan, which included $1.2 million and $3.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $2.0 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements. As of September 30, 2017, the carrying amount of the Term Loan was $1,212.6 million and the fair value was approximately $1,228 million. There were no amounts outstanding on the Revolving Credit Facility as of September 30, 2017.  The fair value of the outstanding borrowings on the Company’s Prior Revolving Credit Facility approximated its carrying value as of December 31, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Prior Revolving Credit Facility was determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

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

As of September 30, 2017, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $91.6 million, and the carrying amount of the liability component was $1,058.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $125.2 million, and the carrying amount of the liability component was $1,024.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note.  The fair value of the liability component relating to the Convertible Notes was approximately $1,064.6 million and $961.3 million as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and nine months ended September 30, 2017, the Company recognized $17.2 million and $50.9 million, respectively, of interest expense relating to the Convertible Notes, which included $10.4 million and $30.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $3.0 million, respectively, relating to amortization of debt issuance costs. During the three and nine months ended September 30, 2016, the Company recognized $16.4 million and $48.7 million, respectively, of interest expense relating to the Convertible Notes, which included $9.7 million and $28.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $2.8 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $43.0 million and $24.0 million for the three months ended September 30, 2017 and 2016, respectively, and $117.4 million and $74.6 million for the nine months ended September 30, 2017 and 2016, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2017, annual scheduled principal payments of debt were: $26.2 million for the remainder of 2017; and $102.3 million; $1,250.0 million; $97.9 million; $97.5 million; $97.5 million; and $739.4 million for the years ended December 31, 2018, 2019, 2020, 2021, 2022, and 2023, respectively.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2017, the Company had $37.9 million of issued but undrawn letters of credit or similar arrangements that were unsecured, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $63.1 million, translated at the September 30, 2017 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $16.2 million, translated at the September 30, 2017 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $17.9 million, translated at the September 30, 2017 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2017, the Company had $46.3 million of Mexico VAT related assets, of which $39.7 million was within non-current other assets and $6.6 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to nutritional supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At September 30, 2017, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.2 million, translated at the September 30, 2017 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.6 million, translated at the September 30, 2017 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied.  On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal).   The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable.  The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. As of September 30, 2017, the Company had $16.0 million of Brazil ICMS-ST, of which $7.5 million was within non-current other assets and $8.5 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $50.8 million, translated at the September 30, 2017 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. During August 2017, for the state of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $18.8 million, translated at the September 30. 2017 spot rate, relating to various ICMS issues for its 2014 tax year.  In September 2017, the Company filed a first level administrative appeal for the 2014 tax year. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $13.4 million, translated at the September 30, 2017 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $7.2 million, translated at the September 30, 2017 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $8.1 million, translated at the September 30, 2017 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.2 million translated at the September 30, 2017 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.4 million translated at the September 30, 2017 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year.  For Social Security issues, the Statute of Limitations is open for 2007 and later years in Greece.  The Company could receive similar assessments covering other years.  The Company disputes the allegations raised in the assessment and has filed an administrative appeal against the assessment with the Social Security Agency.  The Company has not recognized a loss as it does not believe a loss is probable.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company made, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC. Additionally, the Company agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company had 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are members who wish to resell some products or build a sales organization. The Company also agreed to compensate distributors on eligible U.S. sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on a distributor’s ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and the independent compliance auditor have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company is monitoring the impact of the Consent Order and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. The plaintiffs seek damages in an unspecified amount. The Company believes the lawsuit is without merit and will vigorously defend itself against the claims in the lawsuit.

In September 2017, one of the Company’s warehouses located in Mexico sustained flooding which damaged certain inventory stored within the warehouse. The Company maintains insurance coverage with third party carriers on the affected property. As of September 30, 2017, the Company has recorded a loss for the portion of its inventory balance for which the Company believes a loss is probable and estimable and has recognized an equal offsetting receivable for insurance recoveries. The Company continues to assess the remaining warehouse inventory but has not recognized any additional loss as the amount of any additional loss has not been identified and cannot be reasonably estimated. The Company believes this event will not have a material negative impact to its Mexico operations.

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

As of September 30, 2017, the Company sold products in 94 countries throughout the world and was organized into and managed through six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Net Sales:
Primary Reporting Segment	$875.6	$907.8	$2,666.4	$2,769.3
China	209.8	214.2	668.0	674.1
Total Net Sales	$1,085.4	$1,122.0	$3,334.4	$3,443.4

Contribution Margin(1):
Primary Reporting Segment	$375.9	$398.8	$1,155.7	$1,201.5
China(2)	184.0	193.8	595.8	614.5
Total Contribution Margin	559.9	592.6	1,751.5	1,816.0
Selling, general and administrative expenses(2)	445.2	441.3	1,327.0	1,545.2
Other operating income	(4.6)	(0.2)	(43.5)	(29.1)
Interest expense, net	38.4	22.1	106.5	70.1
Income before income taxes	80.9	129.4	361.5	229.8
Income taxes	26.4	41.7	84.2	69.2
Net income	$54.5	$87.7	$277.3	$160.6

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $99.5 million and $100.2 million for the three months ended September 30, 2017 and 2016, respectively, and $316.9 million and $318.4 million for the nine months ended September 30, 2017 and 2016, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Net Sales:
United States	$193.5	$236.0	$631.3	$737.7
Mexico	114.3	112.8	334.7	341.8
China	209.8	214.2	668.0	674.1
Others	567.8	559.0	1,700.4	1,689.8
Total Net Sales	$1,085.4	$1,122.0	$3,334.4	$3,443.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2016 10-K. During the nine months ended September 30, 2017, the Company granted stock appreciation rights, or SARs, and stock units subject to service conditions and service and performance conditions.

In the second and third quarters of 2017, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2019 subject to their continued employment through that date and the achievement of certain performance conditions. The performance conditions include targets for Volume Points, adjusted earnings before interest and taxes, and adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

For the three months ended September 30, 2017 and 2016, share-based compensation expense amounted to $9.9 million and $9.8 million, respectively. For the nine months ended September 30, 2017 and 2016, share-based compensation expense amounted to $32.6 million and $30.3 million, respectively. As of September 30, 2017, the total unrecognized compensation cost related to all non-vested stock awards was $55.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2017:

SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2016(2)(3)	11,998	$41.52	6.0 years	$148.7
Granted	1,358	$57.30
Exercised	(2,511)	$28.62
Forfeited	(321)	$53.67
Outstanding at September 30, 2017(2)(3)	10,524	$46.26	6.3 years	$237.4
Exercisable at September 30, 2017(4)	6,308	$45.61	4.9 years	$150.6

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs as of both September 30, 2017 and December 31, 2016.
(3)	Includes 2.7 million and 2.9 million performance condition SARs as of September 30, 2017 and December 31, 2016, respectively.
(4)	Includes 1.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2017 and 2016 was $31.31 and $32.06, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2017 and 2016 was $28.36 and $29.49, respectively. The total intrinsic value of SARs exercised during the three months ended September 30, 2017 and 2016 was $3.0 million and $17.9 million, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2017 and 2016 was $100.0 million and $32.0 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2016	26	$62.35
Granted(1)	154	$68.84
Vested	(24)	$62.42
Forfeited	—	—
Outstanding and nonvested September 30, 2017	156	$68.77

(1)	This includes 134,388 performance based stock unit awards which represents the maximum amount that can vest.

The total vesting date fair value of stock units which vested during the three months ended September 30, 2017 and 2016 was $0.1 million and $0.2 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2017 and 2016 was $1.9 million and $2.0 million, respectively.

8. Income Taxes

Income taxes were an expense of $26.4 million and $84.2 million for the three and nine months ended September 30, 2017, respectively, as compared to an expense of $41.7 million and $69.2 million for the same periods in 2016. The effective income tax rate was 32.6% and 23.3% for the three and nine months ended September 30, 2017, respectively, as compared to 32.2% and 30.1% for the same periods in 2016.  The increase in the effective tax rate for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the impact of changes in the geographic mix of the Company’s income, offset by an increase in net benefits from discrete events.  The decrease in the effective tax rate for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in net benefits from discrete events.  Included in the discrete events for the three and nine months ended September 30, 2017 was the impact of $0.6 million and $26.4 million of excess tax benefits generated during those respective periods, relating to the Company’s application of ASU 2016-09 that was adopted on January 1, 2017.

As of September 30, 2017, the total amount of unrecognized tax benefits, including related interest and penalties was $74.2 million. If the total amount of unrecognized tax benefits was recognized, $53.1 million of unrecognized tax benefits, $12.0 million of interest and $2.5 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.8 million within the next twelve months. Of this possible decrease, $3.7 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $5.1 million would be due to the expiration of statute of limitations in various jurisdictions.  For a description on contingency matters relating to income taxes see Note 5, Contingencies.

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

As of September 30, 2017 and December 31, 2016, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $127.0 million and $90.0 million, respectively. At September 30, 2017, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of September 30, 2017, the Company recorded assets at fair value of $0.8 million and liabilities at fair value of $5.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, the Company recorded assets at fair value of $4.6 million. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the Company had aggregate notional amounts of approximately $398.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.3)	$0.8	$(10.8)	$3.1

As of September 30, 2017, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.4 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2017 and 2016:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended		For the Nine Months Ended
	Recognized in Income	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(2.6)	$—	$(1.4)	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(0.5)	$0.6	$(7.0)	$(2.6)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2017 and 2016:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Loss into Income	For the Three Months Ended		For the Nine Months Ended
	(Effective Portion)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$(1.3)	$3.2	$0.3	$12.9
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(1.5)	$(0.2)	$(0.6)	$(0.8)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2017 and December 31, 2016.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 4, Long-Term Debt for further information on the conditions for which Holders of the Convertible Notes may convert their notes prior to the maturity date. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three and nine months ended September 30, 2017 and 2016, the Company recognized $1.6 million and $4.8 million, respectively, of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share. During the three months ended June 30, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 2.7 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $67.06 per share. During the three months ended September 30, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 0.8 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $58.7 million, or an average cost of $72.38 per share. These 2017 share repurchases reduced the Company’s total shareholders’ equity and are reflected at cost within the Company’s accompanying condensed consolidated balance sheet. Although these shares are owned by an indirect wholly owned subsidiary of the Company, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Ltd.’s shareholders. As of September 30, 2017, the Company held approximately 4.6 million of treasury shares for U.S. GAAP purposes. The Company did not repurchase any common shares in the open market during the three and nine months ended September 30, 2016. As of September 30, 2017, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1,200.8 million.

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

For the nine months ended September 30, 2017 and 2016, the Company’s share repurchases were $299.2 million and none, respectively, under the Company’s share repurchase programs, and $47.0 million and $12.5 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the nine months ended September 30, 2017 and 2016, the Company’s total share repurchases, including shares withheld for tax purposes, were $346.2 million and $12.5 million, respectively, and have been recorded as a reduction to shareholders’ equity within the Company’s condensed consolidated balance sheet as of September 30, 2017 and within financing activities on its condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended September 30,
	2017			2016
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(185.8)	$(2.6)	$(188.4)	$(178.8)	$10.3	$(168.5)
Other comprehensive income (loss) before reclassifications, net of tax	11.3	(0.2)	11.1	(2.6)	0.8	(1.8)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	2.7	2.7	—	(3.0)	(3.0)
Total other comprehensive income (loss), net of reclassifications	11.3	2.5	13.8	(2.6)	(2.2)	(4.8)
Ending balance	$(174.5)	$(0.1)	$(174.6)	$(181.4)	$8.1	$(173.3)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2017 and 2016.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.8 million for foreign currency translation adjustment for the three months ended September 30, 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.8 million for foreign currency translation adjustment for the three months ended September 30, 2016.

The following table summarizes changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2017 and 2016:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Nine Months Ended September 30,
	2017			2016
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Other	Total
	(In millions)
Beginning Balance	$(215.5)	$10.4	$(205.1)	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive income (loss) before reclassifications, net of tax	41.0	(10.8)	30.2	1.6	3.4	—	5.0
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	0.3	0.3	—	(12.7)	(0.1)	(12.8)
Total other comprehensive income (loss), net of reclassifications	41.0	(10.5)	30.5	1.6	(9.3)	(0.1)	(7.8)
Ending balance	$(174.5)	$(0.1)	$(174.6)	$(181.4)	$8.1	$—	$(173.3)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income into income during the nine months ended September 30, 2017 and 2016.

Other comprehensive income (loss) before reclassifications was net of tax expense of $3.5 million for foreign currency translation adjustment for the nine months ended September 30, 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $7.3 million and tax benefits of $0.3 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the nine months ended September 30, 2016. Amounts reclassified from other comprehensive income (loss) to income were net of tax expense of $0.1 million for other for the nine months ended September 30, 2016.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding SARs and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Weighted average shares used in basic computations	79.6	83.1	81.4	83.0
Dilutive effect of exercise of equity grants outstanding	3.4	3.3	3.6	3.1
Weighted average shares used in diluted computations	83.0	86.4	85.0	86.1

There were an aggregate of 3.3 million and 3.6 million of equity grants, consisting of SARs, and stock units that were outstanding during the three and nine months ended September 30, 2017, respectively, and an aggregate of 3.9 million and 4.8 million of equity grants, consisting of SARs and stock units, that were outstanding during the three and nine months ended September 30, 2016, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and nine months ended September 30, 2017 and 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2017 and 2016. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at September 30, 2017 and December 31, 2016:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2017	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2016
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.8	$4.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.1	$2.8
		$1.9	$7.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$5.5	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	$1.1	$3.5
		$6.6	$3.5

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at September 30, 2017 and December 31, 2016:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
September 30, 2017
Foreign exchange currency contracts	$1.9	$(1.6)	$0.3
Total	$1.9	$(1.6)	$0.3
December 31, 2016
Foreign exchange currency contracts	$7.4	$(3.0)	$4.4
Total	$7.4	$(3.0)	$4.4

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
September 30, 2017
Foreign exchange currency contracts	$6.6	$(1.6)	$5.0
Total	$6.6	$(1.6)	$5.0
December 31, 2016
Foreign exchange currency contracts	$3.5	$(3.0)	$0.5
Total	$3.5	$(3.0)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2017 and December 31, 2016, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan assets of $32.7 million and $30.6 million and long-term deferred tax assets of $190.3 million and $155.2 million as of September 30, 2017 and December 31, 2016, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
	(In millions)
Accrued compensation	$110.1	$125.8
Accrued liabilities	243.1	236.9
Advance sales deposits	68.2	50.1
Income taxes payable	6.0	42.0
Total	$427.4	$454.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan liabilities of $55.9 million and $50.0 million and deferred income tax liabilities of $15.4 million and $15.3 million as of September 30, 2017 and December 31, 2016, respectively. See Note 6, Employee Compensation Plans, to the consolidated financial statements in the 2016 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

In October 2017, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase a total of approximately 6.7 million of its common shares at an aggregate cost of approximately $457.8 million, or $68.00 per share. The Company’s cash and cash equivalents and total shareholders’ equity at September 30, 2017, have been subsequently reduced by $457.8 million during the fourth quarter of 2017, as a result of this Dutch auction tender offer transaction.  In connection with the tender offer, the Company also provided a non-transferable contractual contingent value right, or CVR, for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer.  The initial fair value of the CVR was $7.3 million, which will be recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity.  Subsequent changes in the fair value of the CVR liability are then recognized within the Company's consolidated balance sheet with corresponding gains or losses being recognized in non-operating expense (income) within the Company's condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction.

The following table presents selected pro forma balance sheet data as if the Dutch auction tender offer transaction had been completed and the 6.7 million shares had been repurchased as of September 30, 2017:

	September 30, 2017	Adjustments	September 30, 2017
	As Reported		Pro Forma
	(In millions)
ASSETS:
Cash and cash equivalents	$1,636.3	$(457.8)	$1,178.5
Total assets	3,422.5	(457.8)	2,964.7

LIABILITIES:
Other non-current liabilities	$168.1	$7.3	$175.4
Total liabilities	3,203.5	7.3	3,210.8
SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares	0.1	(0.0)	0.1
Paid-in capital in excess of par value	452.0	(40.4)	411.6
Retained earnings (accumulated deficit)	240.7	(424.7)	(184.0)
Total shareholders’ equity (deficit)	219.0	(465.1)	(246.1)
Total liabilities and shareholders’ equity (deficit)	$3,422.5	$(457.8)	$2,964.7

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent foreign exchange rate and price changes. The specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Volume Points in millions)
North America	261.5	311.6	(16.1)%	848.2	978.1	(13.3)%
Mexico	213.3	234.5	(9.0)%	667.7	693.1	(3.7)%
South & Central America	150.2	161.1	(6.8)%	440.9	499.2	(11.7)%
EMEA	258.9	252.0	2.7%	816.7	789.6	3.4%
Asia Pacific (excluding China)	278.7	275.9	1.0%	815.4	803.2	1.5%
China	147.8	153.2	(3.5)%	483.7	488.1	(0.9)%
Worldwide	1,310.4	1,388.3	(5.6)%	4,072.6	4,251.3	(4.2)%

We believe the decrease in worldwide Volume Points for the three and nine months ended September 30, 2017 of 5.6% and 4.2%, respectively, versus increases reported for the prior year periods, were driven by regional specific factors. The decreases for North America for the three and nine months ended September 30, 2017, following increases in the prior year periods, reflect Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales, and time spent to then train their sales organizations.  The decrease for Mexico for the three and nine months ended September 30, 2017, reflects difficult economic conditions in the market and, for the quarter, the adverse impact of the damaging natural disaster in the greater Mexico City area.  We continue to see declines in the South & Central America region as a result of regional and country specific challenges discussed in greater detail in Sales by Geographic Region below, and as many Members transition to customer-based, sustainable business practices. Lower levels of growth for the EMEA region versus comparable prior year periods are also driven by country specific results, including declines in several countries that have followed several years of growth.  Asia Pacific (excluding China) has had mixed results by country within the region, as discussed in greater detail in Sales by Geographic Region below. The Volume Point declines in China after growth in comparable year periods is attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods.  Sales volume results are discussed further below in the applicable sections of Sales by Geographic Region. We believe our competitive strengths and business strategies, each of which is discussed in greater detail in Item 1 — Business of the 2016 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

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

For the latest twelve month re-qualification period ending January 2017, approximately 60.9% of our sales leaders, excluding China and Venezuela, re-qualified. This figure excludes sales leaders in the United States who had converted to preferred member prior to the re-qualification period-end, as those individuals were not eligible for requalification; had these individuals been included in the calculation the figure would have been 59.3%. Venezuelan Members were excluded from retention figures for the year ended January 2017 due to revised requalification criteria that are not comparable to prior periods or to other markets and were excluded from 2016 as sales leaders in the market were not required to requalify that year due to product supply limitations. Argentina is excluded from 2016 for comparability purposes; demotion figures for the year are amplified as the qualification requirement had been reinstated after having been waived for 2015.

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

Total distributor allowances for the three months ended September 30, 2017 and 2016 were 40.7% and 40.5% of retail value, respectively. Total distributor allowances for the nine months ended September 30, 2017 and 2016 were 40.4% and 40.2% of retail value, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2017 were $1,085.4 million and $3,334.4 million, respectively. Net sales decreased $36.6 million, or 3.3%, and $109.0 million or 3.2%, for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. In local currency, net sales decreased 4.0% and 2.5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease in net sales of 3.3% for the three months ended September 30, 2017 was primarily driven by a decrease in sales volume, as indicated by a 5.6% decrease in Volume Points; partially offset by price increases, which increased net sales by approximately 3.3%. The decrease in net sales of 3.2% for the nine months ended September 30, 2017 was primarily driven by a decrease in sales volume, as indicated by a 4.2% decrease in Volume Points and a 1.3% unfavorable country mix; partially offset by price increases, which increased net sales by approximately 2.5%.

Net income for the three and nine months ended September 30, 2017 was $54.5 million, or $0.66 per diluted share, and $277.3 million, or $3.26 per diluted share, respectively.  Net income decreased $33.2 million, or 37.9%, for the three months ended September 30, 2017, and increased $116.7 million, or 72.7% for the nine months ended September 30, 2017.  The decrease in net income for the three months ended September 30, 2017 was primarily due to a lower contribution margin driven by the decrease in net sales, and higher interest expense, partially offset by lower income tax expense.  The increase in net income for the nine months ended September 30, 2017 was primarily due to a lower selling, general and administrative expense driven by the $203.0 million regulatory settlements in 2016, partially offset by a lower contribution margin driven by lower net sales, and higher interest expense.

Net income for the three months ended September 30, 2017 included a $4.6 million favorable impact ($3.1 million post-tax) of government grant income in China; a $11.3 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $3.3 million pre-tax unfavorable impact ($2.2 million post-tax) from expenses related to regulatory inquiries; a $1.1 million pre-tax unfavorable impact ($0.9  million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $3.0 million pre-tax unfavorable impact ($1.9 million post-tax) from expenses related to the implementation of the FTC Consent Order.

Net income for the nine months ended September 30, 2017 included a $43.5 million favorable impact ($30.8 million post-tax) of government grant income in China; a $36.6 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $10.0 million pre-tax unfavorable impact ($6.6 million post-tax) from expenses related to regulatory inquiries; a $4.2 million pre-tax unfavorable impact ($3.2 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $16.7 million pre-tax unfavorable impact ($11.1 million post-tax) from expenses related to the implementation of the FTC Consent Order.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.8	18.6	19.2	19.1
Gross profit	80.2	81.4	80.8	80.9
Royalty overrides(1)	28.6	28.6	28.3	28.1
Selling, general and administrative expenses(1)	41.0	39.3	39.8	44.9
Other operating income	(0.4)	—	(1.3)	(0.8)
Operating income	11.0	13.5	14.0	8.7
Interest expense, net	3.5	2.0	3.2	2.0
Income before income taxes	7.5	11.5	10.8	6.7
Income taxes	2.5	3.7	2.5	2.0
Net income	5.0%	7.8%	8.3%	4.7%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $875.6 million and $2,666.4 million for the three and nine months ended September 30, 2017, respectively, representing a decrease of $32.2 million, or 3.5%, and a decrease of $102.9 million, or 3.7%,  for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 4.5% and 3.8% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 for the Primary Reporting Segment. The 3.5% decrease in net sales for the three months ended September 30, 2017 was primarily due to a decrease in sales volume, as indicated by a 5.9% decrease in Volume Points; partially offset by price increases which increased net sales by approximately 3.0%. The 3.7% decrease in net sales for the nine months ended September 30, 2017 was primarily due to a decrease in sales volume, as indicated by a 4.6% decrease in Volume Points and an unfavorable change in country mix, which reduced net sales by approximately 1.9%; partially offset by price increases which increased net sales by approximately 2.4%.

For a discussion of China’s net sales for the three and nine months ended September 30, 2017 see the China section of the Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $375.9 million, or 42.9% of net sales, and $1,155.7 million, or 43.3% of net sales, representing a decrease of $22.9 million, or 5.7%, and a decrease of $45.8 million, or 3.8%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The 5.7% decrease for the three months ended September 30, 2017 was primarily the result of volume decreases, unfavorable country mix and unfavorable fluctuations in foreign currency rates which reduced contribution margin by approximately 5.1%, 2.7% and 1.8%, respectively, partially offset by price increases which increased contribution margin by approximately 4.7%. The 3.8% decrease for the nine months ended September 30, 2017 was primarily the result of unfavorable country mix and volume decreases which reduced contribution margin by approximately 5.2% and 3.9%, respectively, partially offset by price increases which increased contribution margin by approximately 3.7%.

China reported contribution margin of $184.0 million and $595.8 million for the three and nine months ended September 30, 2017, respectively, representing a decrease of $9.8 million, or 5.1%, and $18.7 million, or 3.0%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The decrease of 5.1% for the three months ended September 30, 2017 was primarily due to a decline in sales volume and fluctuation in foreign currency rates, which reduced contribution margin by approximately 6.1% and 1.8%, respectively, partially offset by the favorable impact of price increases which increased contribution margin by approximately 5.0%. The decrease of 3.0% for the nine months ended September 30, 2017 was primarily due to fluctuations in foreign currency rates and volume decreases which reduced contribution margin by approximately 4.0% and 1.0%, respectively, partially offset by the favorable impact of price increases which increased contribution margin by approximately 3.1%.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended September 30,
	2017					2016
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$331.1	$(150.7)	$180.4	$19.4	$199.8	$399.8	$(181.5)	$218.3	$22.7	$241.0	(17.1)%
Mexico	197.1	(89.7)	107.4	6.9	114.3	193.9	(87.9)	106.0	6.8	112.8	1.3%
South & Central America	203.8	(95.0)	108.8	7.9	116.7	211.2	(98.5)	112.7	8.3	121.0	(3.6)%
EMEA	368.6	(167.6)	201.0	12.9	213.9	346.6	(157.6)	189.0	12.6	201.6	6.1%
Asia Pacific	395.3	(171.9)	223.4	7.5	230.9	392.0	(167.8)	224.2	7.2	231.4	(0.2)%
China	239.3	(30.6)	208.7	1.1	209.8	242.8	(29.8)	213.0	1.2	214.2	(2.1)%
Worldwide	$1,735.2	$(705.5)	$1,029.7	$55.7	$1,085.4	$1,786.3	$(723.1)	$1,063.2	$58.8	$1,122.0	(3.3)%

	Nine Months Ended September 30,
	2017					2016
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$1,080.9	$(496.1)	$584.8	$63.2	$648.0	$1,246.8	$(564.1)	$682.7	$70.8	$753.5	(14.0)%
Mexico	576.2	(261.7)	314.5	20.2	334.7	587.0	(265.8)	321.2	20.6	341.8	(2.1)%
South & Central America	609.3	(283.8)	325.5	23.6	349.1	637.3	(295.2)	342.1	25.8	367.9	(5.1)%
EMEA	1,117.0	(507.8)	609.2	39.2	648.4	1,060.5	(480.1)	580.4	38.6	619.0	4.7%
Asia Pacific	1,171.1	(506.8)	664.3	21.9	686.2	1,145.6	(489.3)	656.3	30.8	687.1	(0.1)%
China	754.0	(89.5)	664.5	3.5	668.0	767.3	(96.9)	670.4	3.7	674.1	(0.9)%
Worldwide	$5,308.5	$(2,145.7)	$3,162.8	$171.6	$3,334.4	$5,444.5	$(2,191.4)	$3,253.1	$190.3	$3,443.4	(3.2)%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2017, as compared to the same periods in 2016, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. The Company uses Volume Points as an indication for changes in sales volume.

North America

The North America region reported net sales of $199.8 million and $648.0 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $41.2 million, or 17.1%, and $105.5 million, or 14.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 17.2% and 14.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The decrease in net sales for the three and nine months ended September 30, 2017, as compared to the same periods in 2016, was a result of a net sales decrease in the U.S. of $42.5 million or 18.0%, and $106.4 million, or 14.4%, respectively. The decreases in net sales for the North America region for the three and nine months ended September 30, 2017 were primarily the result of decreases in sales volume, as indicated by decreases in Volume Points.

As part of our FTC settlement, we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s Volume Point decreases for the three and nine months ended September 30, 2017, versus increases for the prior year periods, reflect a transitionary impact of Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales and time spent to then train their sales organizations.  Similar to the transitionary impact that occurred as a result of Marketing Plan changes made in 2014, we do not expect the FTC settlement to have a long-term material adverse impact on our net sales in the North America region or on our Member base. However, we believe net sales for the region could continue to be negatively impacted during the remainder of 2017 as we and our Members spend time educating and training, and as our Members implement and adjust to the changes.  North America has implemented programs to encourage sponsorship and increase Distributor, Preferred Member, and customer activity.

Mexico

The Mexico region reported net sales of $114.3 million and $334.7 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $1.5 million, or 1.3%, and decreased $7.1 million, or 2.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 3.6% and increased 1.0% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The 1.3% increase in net sales for the three months ended September 30, 2017 was primarily the result of price increases and a favorable fluctuation in foreign currency exchange rates which contributed approximately 6.1% and 5.0% to net sales, respectively.  These increases were partially offset by a decrease in sales volume, as indicated by a 9.0% decrease in Volume Points. The 2.1% decrease in net sales for the nine months ended September 30, 2017 was primarily the result of a decrease in sales volume, as indicated by a 3.7% decrease in Volume Points, and an unfavorable fluctuation in foreign currency exchange rates, which reduced net sales by 3.1%. These reductions to net sales were partially offset by price increases which contributed approximately 5.1% to net sales.

We believe Volume Point declines for the quarter and year-to-date after increases for the comparable periods of 2016 were attributable to a difficult economic environment marked by rising inflation and a weaker peso, as well as the adverse impact late in the quarter of the damaging natural disaster in the greater Mexico City area.

South and Central America

The South and Central America region reported net sales of $116.7 million and $349.1 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $4.3 million, or 3.6%, and $18.8 million, or 5.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 1.5% and decreased 5.1% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  Excluding Venezuela, which saw significant price increases in response to a highly inflationary environment, South and Central America local currency net sales decreased 4.3% and 8.5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.

The 3.6% decrease in net sales for the three months ended September 30, 2017 was primarily the result of a decline in sales volume, as indicated by a 6.8% decrease in Volume Points and unfavorable fluctuations in foreign currency exchange rates of 5.0%. These reductions to net sales were partially offset by price increases which contributed approximately 8.7% to net sales. The 5.1% decrease in net sales for the nine months ended September 30, 2017 was primarily the result of a decline in sales volume, as indicated by an 11.7% decrease in Volume Points. This reduction to net sales was partially offset by price increases which contributed approximately 7.8% to net sales.  Volume declines have been widespread across the region for both market-specific factors and as Members in many markets continue to transition to customer-based, sustainable business practices. The effect of price increases on sales for the quarter and year-to-date were led by the Venezuela market.

In Brazil, the region’s largest market, net sales were $47.3 million and $141.8 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $0.9 million, or 1.9%, and decreased $0.3 million, or 0.2% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 0.7% and 10.5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.2 million and $14.7 million, respectively, on net sales for the three and nine months ended September 30, 2017. Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold following a lengthy transition period. In addition, we have introduced programs in Brazil that have been successful in other regions to improve Member activity.  We are also increasing the number of product access points and expanding our product offering, including the recent launch of a soy milk product. Changes in ICMS tax legislation, effective April 2016, reduced net sales by approximately $4.0 million for the first quarter of 2017.

Net sales in Peru were $15.3 million and $46.0 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $0.8 million, or 5.3%, and $2.2 million, or 4.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 8.0% and 7.6% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $0.4 million and $1.4 million on net sales for the three and nine months ended September 30, 2017, respectively.

EMEA

The EMEA region reported net sales of $213.9 million and $648.4 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $12.3 million, or 6.1%, and $29.4 million, or 4.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 2.0% and 3.8% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The 6.1% increase in net sales for the three months ended September 30, 2017 was contributed to by an increase in sales volume, as indicated by a 2.7% increase in Volume Points, a favorable fluctuation in foreign currency exchange rates of 4.1% and price increases which contributed approximately 2.9%. These increases in net sales were partially offset by an unfavorable change in country mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by 1.3%. The 4.7% increase in net sales for the nine months ended September 30, 2017 was contributed to by an increase in sales volume, as indicated by a 3.4% increase in Volume Points, price increases which contributed approximately 2.0%, and a favorable fluctuation in foreign currency exchange rates which contributed approximately 0.9%. These increases in net sales were partially offset by an unfavorable change in country mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by 2.1%. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $34.5 million and $105.8 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $0.2 million, or 0.6%, and decreased $0.9 million, or 0.8%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 4.5% and 0.4% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.7 million net sales for the quarter and an unfavorable impact of $0.4 million for the nine months ended September 30, 2017. Italy has seen a modest decline in new Members and volumes after several years of growth as the Member Activation Program introduced earlier this year is adopted and optimized by Members and sales leaders.

Net sales in Russia were $29.8 million and $94.5 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $4.7 million, or 18.5%, and $18.3 million, or 24.0%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 8.0% and 6.1% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $2.6 million and $13.7 million on net sales for the three and nine months ended September 30, 2017, respectively. Product prices in Russia were increased 5% in February 2017 and 5% in March 2016.  The market has continued to utilize the Member Activation Program to attract new Members.

Net sales in Spain were $27.0 million and $76.9 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $1.9 million, or 7.7%, and $0.5 million, or 0.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 2.2% and 0.8% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.4 million on net sales for the quarter and an unfavorable impact of $0.1 million on net sales for the nine months ended September 30, 2017.  Product prices in Spain were increased 2% in July 2017.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $230.9 million and $686.2 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $0.5 million, or 0.2%, and $0.9 million, or 0.1%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 0.5% and 1.1% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The 0.2% decrease in net sales for the three months ended September 30, 2017 was primarily the result of an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 2.8%. This reduction to net sales was partially offset by price increases which increased net sales by approximately 1.7% and an increase in sales volume as indicated by a 1.0% increase in Volume Points. The 0.1% decrease in net sales for the nine months ended September 30, 2017 was primarily the result of an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which decreased net sales by approximately 3.5%. This reduction to net sales was partially offset by an increase in sales volume, as indicated by a 1.5% increase in Volume Points, and fluctuations in foreign currency exchange rates and price increases, which contributed approximately 1.0% and 0.9%, respectively, to net sales. The Volume Points performance for the region has been mixed by country, with continuing increases in Indonesia and India as well as other markets, offset by declines primarily in South Korea and Taiwan.

Net sales in India were $47.7 million and $136.8 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $2.8 million, or 6.2%, and $15.5 million, or 12.7%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 1.9% and 9.5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.9 million and $4.0 million on net sales for the three and nine months ended September 30, 2017, respectively. In 2016, we introduced the Associate Activation Program which we believe has contributed to higher sales leader activity. Additionally, we began the segmentation of our Members into preferred members and distributors as required by local regulations. India continues to expand its product line and has added product pickup locations for Members.

Net sales in South Korea were $36.1 million and $107.2 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $8.9 million, or 19.8%, and $35.3 million, or 24.8%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 18.9% and 26.2% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $0.4 million on net sales for the quarter and a favorable impact of $2.0 million for the nine months ended September 30, 2017. The South Korea market has been impacted by Marketing Plan changes, including certain changes unique to the market. We believe these changes support improved retailing opportunity.

Net sales in Indonesia were $33.8 million and $98.8 million for the three and nine months ended September 30, 2017, respectively. Net sales increased $4.8 million, or 16.6%, and $15.3 million, or 18.3%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales increased 18.3% and 18.4% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $0.5 million and $0.1 million on net sales for the three and nine months ended September 30, 2017, respectively. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products. We have increased the number of product access points for the market and expanded a city-by-city training and promotion approach.

Net sales in Taiwan were $26.0 million and $90.5 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $2.7 million, or 9.4%, and $4.6 million, or 4.9%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 13.6% and 10.5% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.2 million and $5.3 million on net sales for the three and nine months ended September 30, 2017, respectively. Taiwan sales have declined versus the prior year periods as the market adjusts to and Members optimize programs and training intended to help Members establish customer-based, sustainable business approaches.

China

Net sales in China were $209.8 million and $668.0 million for the three and nine months ended September 30, 2017, respectively. Net sales decreased $4.4 million, or 2.1%, and $6.1 million, or 0.9%, for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. In local currency, net sales decreased 2.0% and increased 2.8% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The 2.1% decrease in net sales for the three months ended September 30, 2017 was primarily the result of a decline in sales volume, as indicated by a 3.5% decrease in Volume Points plus a 2.6% decrease due to a timing difference between the recognition of net sales and Volume Points, partially offset by price increases which contributed approximately 4.6% to net sales. The 0.9% decrease in net sales for the nine months ended September 30, 2017, was primarily the result of a 3.6% unfavorable fluctuation in foreign currency exchange rates, as well as a decrease in sales volume, as indicated by a 0.9% decrease in Volume Points, partially offset by the favorable effects of price increases effective April 2017, which increased net sales by approximately 2.8%.

We believe the decrease in sales volume for the quarter and year-to-date are attributable to factors such as a reduction in the number of Nutrition Clubs as Members in some cases consolidated smaller clubs into larger, more commercialized clubs; government limitations on companies conducting commercial meetings ahead of the National Congress this fall, and for the year-to-date period, Member overemphasis on social media business methods over more traditional methods.  We have introduced the Member Activation Program for new members, expanded our online ordering platform; which allow our Members and Preferred Customers in China to purchase certain new products from a wholly owned subsidiary outside China for only personal consumption, and renewed a branding campaign.

Sales by Product Category

	Three Months Ended September 30,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,128.7	$(468.4)	$660.3	$36.2	$696.5	$1,156.9	$(480.3)	$676.6	$38.1	$714.7	(2.5)%
Targeted Nutrition	431.5	(179.1)	252.4	13.8	266.2	432.6	(179.6)	253.0	14.3	267.3	(0.4)%
Energy, Sports and Fitness	107.1	(44.5)	62.6	3.5	66.1	113.5	(47.1)	66.4	3.7	70.1	(5.7)%
Outer Nutrition	34.2	(14.2)	20.0	1.1	21.1	41.0	(17.1)	23.9	1.3	25.2	(16.3)%
Literature, Promotional and Other(1)	33.7	0.7	34.4	1.1	35.5	42.3	1.0	43.3	1.4	44.7	(20.6)%
Total	$1,735.2	$(705.5)	$1,029.7	$55.7	$1,085.4	$1,786.3	$(723.1)	$1,063.2	$58.8	$1,122.0	(3.3)%

	Nine Months Ended September 30,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$3,465.6	$(1,430.8)	$2,034.8	$112.0	$2,146.8	$3,538.4	$(1,463.2)	$2,075.2	$123.7	$2,198.9	(2.4)%
Targeted Nutrition	1,303.6	(538.2)	765.4	42.1	807.5	1,300.7	(537.8)	762.9	45.5	808.4	(0.1)%
Energy, Sports and Fitness	321.3	(132.7)	188.6	10.4	199.0	332.5	(137.5)	195.0	11.6	206.6	(3.7)%
Outer Nutrition	113.1	(46.7)	66.4	3.7	70.1	134.9	(55.8)	79.1	4.7	83.8	(16.3)%
Literature, Promotional and Other(1)	104.9	2.7	107.6	3.4	111.0	138.0	2.9	140.9	4.8	145.7	(23.8)%
Total	$5,308.5	$(2,145.7)	$3,162.8	$171.6	$3,334.4	$5,444.5	$(2,191.4)	$3,253.1	$190.3	$3,443.4	(3.2)%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category.
(2)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all product categories decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $870.0 million and $2,695.6 million for the three and nine months ended September 30, 2017, respectively, as compared to $912.9 million and $2,784.9 million for the same periods in 2016. As a percentage of net sales, gross profit for the three months ended September 30, 2017 was 80.2% as compared to 81.4% for the same period in 2016, or an unfavorable net decrease of 122 basis points and for the nine months ended September 30, 2017 was 80.8% as compared to 80.9% for the same period in 2016, or an unfavorable net decrease of 4 basis points. The gross profit rate for the three months ended September 30, 2017 included the unfavorable impact of foreign currency fluctuations of 132 basis points, reduction in cost savings through strategic sourcing and self-manufacturing of 45 basis points, other cost changes of 38 basis points, and country mix of 23 basis points, partially offset by the favorable impact of retail price increases of 71 basis points and lower inventory write-downs of 45 basis points. The nine months ended September 30, 2017 included the unfavorable impact of foreign currency fluctuations of 77 basis points, other cost changes of 8 basis points, and country mix of 7 basis points, partially offset by the favorable impact of retail price increases of 50 basis points, cost savings through strategic sourcing and self-manufacturing of 34 basis points, and lower inventory write-downs of 4 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $310.1 million and $944.1 million for the three and nine months ended September 30, 2017, respectively, as compared to $320.3 million and $968.9 million for the same periods in 2016. Royalty overrides as a percentage of net sales were 28.6% and 28.3% for the three and nine months ended September 30, 2017, respectively, as compared to 28.6% and 28.1% for the same periods in 2016. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $445.2 million and $1,327.0 million for the three and nine months ended September 30, 2017, respectively, as compared to $441.3 million and $1,545.2 million for the same periods in 2016. Selling, general and administrative expenses as a percentage of net sales were 41.0% and 39.8% for the three and nine months ended September 30, 2017, respectively, as compared to 39.3% and 44.9% for the same periods in 2016.

The increase in selling, general, and administrative expenses for the three months ended September 30, 2017 was driven by $7.3 million in higher Member promotion and event costs; $4.9 million in higher labor and employee benefit costs; $4.0 million in higher foreign exchange loss; partially offset by $4.8 million in lower professional fees primarily from lower expenses related to allegations raised by a hedge fund manager; $4.5 million in lower travel expenses due to cost control initiatives and $2.2 million in lower advertising and sponsorships. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2017 was driven by the $203.0 million regulatory settlements in 2016; $13.7 million in lower advertising and sponsorships; $9.3 million in lower professional fees primarily from lower expenses related to allegations raised by a hedge fund manager; and $7.7 million in lower travel expenses due to cost control initiatives; partially offset by $14.4 million in higher labor and employee benefit costs and $8.7 million in higher Member promotion and event costs.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended September 30, 2017 and 2016, we recorded approximately $1.1 million and $3.2 million, respectively, of expenses related to this matter, which includes approximately $0.6 million and $2.7 million, respectively, of legal, advisory and other professional service fees. For the nine months ended September 30, 2017 and 2016, we recorded approximately $4.2 million and $10.7 million, respectively, of expenses related to this matter, which includes approximately $2.6 million and $8.5 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

During the three and nine months ended September 30, 2017, the Company recognized government grant income of approximately $4.6 million and $43.5 million, respectively, as compared to $0.2 million and $29.1 million for the same periods in 2016, respectively, relating to government grant income for China. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in millions)
Interest expense	$43.0	$24.0	$117.4	$74.6
Interest income	(4.6)	(1.9)	(10.9)	(4.5)
Net interest expense	$38.4	$22.1	$106.5	$70.1

The increase in net interest expense for the three and nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the increase in our interest expense due to higher interest rates and increased borrowing amounts relating to our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources. These increases were partially offset by higher interest income related to proceeds from the $1.3 billion term loan B.

Income Taxes

Income taxes were an expense of $26.4 million and $84.2 million for the three and nine months ended September 30, 2017, respectively, as compared to expense of $41.7 million and $69.2 million for the same periods in 2016. The effective income tax rate was 32.6% and 23.3% for the three and nine months ended September 30, 2017, respectively, as compared to 32.2% and 30.1% for the same periods in 2016.  The increase in the effective tax rate for the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to the impact of changes in the geographic mix of the Company’s income, offset by an increase in net benefits from discrete events.  The decrease in the effective tax rate for the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to an increase in net benefits from discrete events. Included in the discrete events for the three and nine months ended September 30, 2017 was the impact of $0.6 million and $26.4 million of excess tax benefits generated during those respective periods, relating to the Company’s application of ASU 2016-09 that was adopted on January 1, 2017.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $3.4 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,636.3 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2017 and December 31, 2016.

For the nine months ended September 30, 2017, we generated $404.4 million of operating cash flow, as compared to $249.9 million for the same period in 2016. The increase in our operating cash flow was the result of higher net income, higher non-cash items; partially offset by unfavorable changes in operating assets and liabilities.  The increase in net income was primarily the result of lower selling, general and administrative expenses mainly due to the $203.0 million regulatory settlements in 2016, partially offset by lower contribution margin of $64.5 million driven by lower net sales.  The increase in non-cash items was primarily the result of an increase in deferred income taxes.  The unfavorable change in operating assets and liabilities was primarily the result of unfavorable changes in accounts payable; royalty overrides; accrued compensation; and non-income and income tax payables, partially offset by favorable changes in inventories; prepaid expenses and other current assets.

Capital expenditures, including accrued capital expenditures, for the nine months ended September 30, 2017 and 2016 were $67.1 million and $111.5 million, respectively. The majority of these expenditures represented investments in management information systems including the upgrade of our Oracle enterprise wide systems which went live in August 2017, manufacturing facilities both domestically and internationally, and initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $88 million to $108 million for the full year of 2017.

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

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of September 30, 2017 and December 31, 2016, we were compliant with our debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

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

During the three months ended March 31, 2017, we repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During both the three months ended June 30, 2017 and September 30, 2017, the Company repaid $24.4 million, respectively, on amounts outstanding under the Term Loan. During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full the Prior Term Loan. The Company did not repay any amounts under the Prior Revolving Credit Facility during the three months ended September 30, 2016. As of September 30, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,251.2 million. There were no amounts outstanding on the Revolving Credit Facility as of September 30, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of September 30, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively. On September 30, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 6.71% and 4.29%, respectively.

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

Cash and cash equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2017 and December 31, 2016, the total amount of our foreign subsidiary cash and cash equivalents was $1,303.5 million and $316.2 million, respectively, of which $786.3 million and $28.2 million, respectively, was invested in U.S. dollars. The increase in our foreign subsidiary U.S. dollar denominated cash and cash equivalents primarily relates to our borrowings from our Credit Facility executed on February 15, 2017.  At September 30, 2017 and December 31, 2016, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $332.8 million and $527.8 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2016, our U.S. consolidated group had approximately $131.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2016, our parent, Herbalife Ltd., had $2.5 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries.  As of September 30, 2017, we do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.  See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2016 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

At September 30, 2017 and December 31, 2016, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share. During the three months ended June 30, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 2.7 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $67.06 per share. During the three months ended September 30, 2017, an indirect wholly owned subsidiary of the Company purchased 0.8 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $58.7 million, or an average cost of $72.38 per share. These 2017 share repurchases reduced the Company’s total shareholders’ equity and are reflected at cost within the Company’s accompanying condensed consolidated balance sheet. Although these shares are owned by the Company’s indirect wholly owned subsidiary, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating our earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Ltd.’s shareholders. We did not repurchase any common shares in the open market during the three and nine months ended September 30, 2016. As of September 30, 2017, the remaining authorized capacity under our $1.5 billion share repurchase program was $1,200.8 million. See Note 10, Shareholders’ Equity and Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of September 30, 2017 and December 31, 2016, we had positive working capital of $1,415.3 million and $671.0 million, respectively, or an increase of $744.3 million. This increase was primarily due to the increase in cash and cash equivalents partially offset by the increase in the current portion of long-term debt primarily related to the Credit Facility entered into on February 15, 2017.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of September 30, 2017.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2017, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% for both the three and nine months ended September 30, 2017 and 2016.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $33.1 million and $25.5 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of September 30, 2017 and December 31, 2016, we had goodwill of approximately $95.8 million and $89.9 million, respectively. As of both September 30, 2017 and December 31, 2016, we had marketing related intangible assets of approximately $310 million. The increase in goodwill during the nine months ended September 30, 2017 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2017 and 2016.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2017 and December 31, 2016, the aggregate notional amounts of these contracts outstanding were approximately $127.0 million and $90.0 million, respectively. At September 30, 2017, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2017, we recorded assets at fair value of $0.8 million and liabilities at fair value of $5.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, we recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and nine months ended September 30, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring one month as of September 30, 2017 and December 31, 2016, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At September 30, 2017
Buy Argentine peso sell Euro	20.72	$0.9	$—
Buy Chinese yuan sell Euro	7.98	65.0	0.2
Buy Colombian peso sell U.S. dollar	2,943.40	0.7	—
Buy Euro sell Argentine peso	21.13	2.1	—
Buy Euro sell Australian dollar	1.50	4.6	—
Buy Euro sell Chilean peso	749.80	1.4	—
Buy Euro sell Ghanaian cedi	5.45	3.0	(0.1)
Buy Euro sell Hong Kong dollar	9.31	12.6	(0.1)
Buy Euro sell Indonesian rupiah	15,955.81	6.6	—
Buy Euro sell Japanese yen	133.79	0.6	—
Buy Euro sell Kazakhstani tenge	413.12	2.0	—
Buy Euro sell Mexican peso	21.96	67.5	0.3
Buy Euro sell Malaysian ringgit	5.02	1.5	—
Buy Euro sell Peruvian sol	3.88	4.4	—
Buy Euro sell Philippine peso	61.10	6.4	(0.1)
Buy Euro sell Russian ruble	69.60	5.9	(0.1)
Buy Euro sell Thai baht	39.69	2.0	—
Buy Euro sell Taiwan dollar	36.04	0.6	—
Buy Euro sell U.S. dollar	1.19	41.1	(0.1)
Buy Euro sell South African rand	15.73	5.1	0.1
Buy British pound sell Euro	0.88	3.3	—
Buy British pound sell U.S. dollar	1.36	2.8	—
Buy Indonesian rupiah sell Euro	15,898.00	1.0	—
Buy Indonesian rupiah sell U.S. dollar	13,380.50	6.4	(0.1)
Buy South Korean won sell U.S. dollar	1,131.25	5.2	(0.1)
Buy Kazakhstani tenge sell U.S. dollar	345.00	0.9	—
Buy Mexican peso sell Euro	21.33	5.3	(0.1)
Buy Malaysian ringgit sell Euro	4.96	1.0	—
Buy Norwegian krone sell U.S. dollar	7.79	1.3	—
Buy Peruvian sol sell Euro	3.89	1.1	—
Buy Philippine peso sell Euro	60.18	1.4	—
Buy Swedish krona sell U.S. dollar	7.98	1.9	—
Buy Thai baht sell Euro	39.55	1.1	—
Buy Taiwan dollar sell U.S. dollar	29.78	5.9	(0.1)
Buy U.S. dollar sell Colombian peso	2,912.50	0.8	—
Buy U.S. dollar sell Euro	1.15	117.6	(4.5)
Buy U.S. dollar sell British pound	1.34	3.2	—
Buy U.S. dollar sell South African rand	13.19	2.8	0.1
Buy South African rand sell Euro	15.76	1.6	—
Total forward contracts		$398.6	$(4.7)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and cash equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2017, the aggregate annual maturities of the Credit Facility were expected to be $24.3 million for the remainder of 2017, $97.5 million for 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million for 2023. As of September 30, 2017, the fair value of the Term Loan was approximately $1,228 million and the carrying value was $1,212.6 million. There were no outstanding borrowings on the Revolving Credit Facility as of September 30, 2017. The fair value of the Prior Credit Facility approximated its carrying value of $410.0 million as of December 31, 2016. The Credit Facility bears and the Prior Credit Facility bore variable interest rates, and on September 30, 2017 and December 31, 2016, the weighted average interest rate of the Credit Facility and the Prior Credit Facility was 6.71% and 4.29%, respectively. As of September 30, 2017 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $1,064.6 million and the carrying value was $1,058.4 million. As of December 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $961.3 million and the carrying value was $1,024.8 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, our annual interest expense could increase or decrease by approximately $12.5 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our international operations;
•	uncertainties relating to the United Kingdom’s vote to exit from the European Union;
•	restrictions imposed by covenants in our credit facility;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

We are subject to rules of the Food and Drug Administration, or FDA, for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products we self-manufacture, it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government, including at the local and central level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations.  Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. For example, in August 2017, China’s State Administration for Industry and Commerce, Ministry of Education, Ministry of Public Security and Ministry of Human Resources and Social Security published a notice announcing they are carrying out a three-month campaign ending on November 15, 2017 to investigate pyramid selling activities in order to eliminate activities prohibited under relevant regulations. The campaign seeks to eliminate organizations that use recruitment to lure and mislead people into participating in pyramid schemes. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China.

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

We may continue to experience growth in China, and there can be no assurances that we will be able to successfully manage expansion of manufacturing operations and a growing and dynamic sales force. If we are unable to effectively scale our supply chain and manufacturing infrastructure to support future growth in China, our operations in China may be adversely impacted.

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

Our business could be materially and adversely affected as a result of natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents and other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism and other similar disruptions, including those due to cyber-security incidents, ransomware, or other actions by third parties, could adversely affect our ability to conduct business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. For example, our operations in Mexico were impacted by flooding in September 2017. The severe weather conditions directly affected inventory stored at that facility. Furthermore, our headquarters along with one of our distribution facilities is located in Southern California, an area susceptible to earthquakes.  Although the Company believes the events in Mexico will not have a material negative impact to its Mexico operations, we cannot assure you that any future natural disasters, catastrophic events; acts of war or terrorism and other similar disruptions, including those due to cyber-security incidents, ransomware, or other actions by third parties, will not adversely affect our ability to operate our business and our financial condition and results of operations.

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

Our ability to provide products and services to our Members depends on the performance and availability of our core transactional systems. We operate our global back office transactional systems on an Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Member facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

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

A change in applicable tax laws, treaties or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results. The Organisation for Economic Co-operation and Development has released guidance covering various international tax standards as part of its “base erosion and profit shifting” or “BEPS” initiative. The implementation of BEPS by jurisdictions in which we operate could result in changes to tax laws and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. Additionally, tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but have certain U.S. connections have repeatedly been introduced in the U.S. Congress. If these proposals are enacted, the result would increase our effective tax rate and could have a material adverse effect on the Company’s financial condition and results of operations.  Further, it is expected that extensive U.S. tax legislative proposals will be released. If such proposals are enacted, our effective tax rate could increase or decrease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had $232.9 million of remaining authorized capacity. This share repurchase program allows us, which includes a wholly owned subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law.  The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met. As of September 30, 2017, the remaining authorized capacity under the Company’s share repurchase program was approximately $1,200.8 million. The following is a summary of our repurchases of common shares during the three months ended September 30, 2017, all of which were repurchased by our indirect wholly owned subsidiary. For further information on our share repurchases, see Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	811,393	$72.38	811,393	$1,200,818,018
August 1 — August 31	—	—	—	$1,200,818,018
September 1 — September 30	—	—	—	$1,200,818,018
	811,393	$72.38	811,393	$1,200,818,018

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(h)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(f)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(f)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(h)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(j)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(j)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(m)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis	(m)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(d)

10.17#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(d)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(d)

10.19#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.20#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

10.21#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.22#	Amended and Restated Non-Management Directors Compensation Plan	(i)

Exhibit Number	Description	Reference

10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(i)

10.24#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(j)

10.25#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(j)

10.26

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(j)

10.27

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(m)

10.28#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.29

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(e)

10.30	Form of Forward Share Repurchase Confirmation	(f)

10.31	Form of Base Capped Call Confirmation	(f)

10.32	Form of Additional Capped Call Confirmation	(f)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(f)

10.34#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(j)

10.35	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(g)

10.36

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(h)

10.37#	Herbalife Ltd. Executive Incentive Plan	(j)

10.38	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(k)

10.39

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(k)

10.40#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(l)

10.41#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(l)

10.42#	Herbalife International of America, Inc. Executive Officer Severance Plan	(l)

10.43

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

(l)

Exhibit Number	Description	Reference

10.44#	Stock Appreciation Right Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(m)

10.45	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017.	(n)

10.46	Contingent Value Rights Agreement by and between Herbalife Ltd. and Computershare Trust Company, N.A., as Administrative Agent, dated as of October 11, 2017.	(o)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(e)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(g)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(h)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(i)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(j)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(k)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(m)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(n)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(o)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: November 2, 2017