Form 10-K
period 2017-12-31
HERBALIFE LTD.
filed 2018-02-22
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 87,419,647 common shares outstanding as of February 15, 2018. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,620 million as of June 30, 2017, based upon the last reported sales price on the New York Stock Exchange on that date of $71.33.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of our trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our international operations;
•	uncertainties relating to the United Kingdom’s vote to exit from the European Union;
•	restrictions imposed by covenants in our credit facility;

•	risks related to the convertible notes;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

The Company

“We,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd., a Cayman Islands exempted company incorporated with limited liability, and its subsidiaries. Herbalife Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART I

Item 1.	BUSINESS

GENERAL

We are a global nutrition company founded in 1980, with a purpose to make the world healthier and happier by developing and selling nutrition solutions for consumers looking to achieve results in the areas of weight management and general wellness, or to enhance their sports and fitness performance. As of December 31, 2017, we sold our products in 94 countries. We believe enhanced consumer awareness and demand for our products due to trends such as the global obesity epidemic, increasing healthcare costs, and aging populations, coupled with the effectiveness of personalized selling through a direct sales channel have been the primary reasons for our success throughout our 38-year operating history.

We believe that direct selling is ideally suited to marketing our nutrition products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by the personal contact, support, coaching, education, and the understanding community of like-minded people that our entrepreneurial Members offer.

PRODUCT OVERVIEW

For 38 years, our science-based products have helped Members and their customers from around the world lose weight, maintain their weight, improve their health and experience life-changing results. As of December 31, 2017, for the product categories weight management, targeted nutrition, energy, sports & fitness, and outer nutrition, we marketed and sold approximately 120 products encompassing over 4,700 SKUs globally. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management, targeted nutrition, energy, sports & fitness, outer nutrition, and literature, promotional and other. For 2017, 2016, and 2015, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category.

	Percent of Net Sales
Product Category	2017	2016	2015	Description	Representative Products

Weight Management	64.2%	63.8%	64.1%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars

Targeted Nutrition	24.5%	23.6%	22.7%	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®

Energy, Sports & Fitness	6.0%	6.1%	5.6%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink

Outer Nutrition	2.1%	2.4%	3.0%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line

Literature, Promotional and Other	3.2%	4.1%	4.6%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

PRODUCT DEVELOPMENT & INTELLECTUAL PROPERTY

We are committed to providing the highest-quality, science-based products to help our consumers achieve what we refer to as a “healthy, active lifestyle” in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contributions from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. We also utilize the expertise of several international universities and key ingredient suppliers to review, evaluate and formulate new product ideas. Once a particular market opportunity has been identified, our scientists along with our operations, marketing and sales teams work closely with Member leadership to successfully introduce the product. We aim to have at least one major product launch each year in our key regions around the world, usually timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to grow our business.

Marketing foods on the basis of sound science means using ingredients that have been well studied and discussed in background scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees.

We use the umbrella trademarks Herbalife® and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2017, we had over 1,900 trademark registrations worldwide. We consider our trademarks and trade names to be an important factor in our business.

GEOGRAPHIC PRESENCE

As of December 31, 2017, we conducted business in 94 countries throughout the world. The top ten countries worldwide represented approximately 71.8%, 72.9%, and 74.3% of our net sales in 2017, 2016, and 2015, respectively. In the countries where we conduct business, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally our products can be accessed at over 1,600 locations. We distribute our products through our distribution and sales centers and certain retail partners.

Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China. The following table shows net sales by geographic region.

	Net Sales				Number of
	Year Ended December 31,			Percent of	Countries
Geographic Region	2017	2016	2015	Total Net Sales 2017	December 31, 2017
	(In millions)
North America	$840.2	$955.7	$879.5	19.0%	5
Mexico	442.7	446.6	479.9	10.0%	1
South & Central America	474.3	488.7	569.7	10.7%	17
EMEA	868.7	815.6	755.1	19.6%	55
Asia Pacific	915.9	913.0	938.6	20.7%	15
China	885.9	868.8	846.2	20.0%	1
Worldwide	$4,427.7	$4,488.4	$4,469.0	100.0%	94

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our Members and their customers. We seek to accomplish this goal through execution of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. For our botanical products, our seed to feed strategy also includes self-manufacturing some of our teas and herbal ingredients. Our procurement activities for many botanicals now stretch back to the farms and include the complete self-processing of teas and botanicals into finished raw materials.

The foundation for high quality products is the quality of the ingredients. Ingredients are sourced from companies that are large and reputable suppliers in their respective field. For example, soy, our number one ingredient, is sourced from DuPont and ADM. Our vitamins, minerals and other key ingredients come from companies such as DSM (formerly Roche Vitamins) and BASF. Other key suppliers include Tate & Lyle, Kyowa Hakko, and Naturex. In addition to our own modern quality processes, sourcing from these suppliers also provides integrity to our ingredients by utilizing similar quality processes, equipment, expertise and traceability provided by these leading ingredients companies.

The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for a significant amount of our product purchases. During 2017, we purchased approximately 24% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and the renovation of the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. To further strengthen our seed to feed philosophy, we opened an herbal powder and extraction facility in June 2012 located in Changsha, China. The Changsha facility provides high quality tea and herbal raw materials to both our HIM plants as well as our contract manufacturers around the world. Also, we began production in May 2014 at the HIM Winston-Salem facility, which is our largest manufacturing facility at 800,000 square feet. This facility produces powders, liquids and teas and also has significant expansion opportunities. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. In 2016 we completed renovations and equipment installations, and began operations in our HIM Nanjing, China facility. This has more than doubled our available finished product manufacturing capacity for the China market, and includes significant space for future expansion. Together, these facilities produce approximately 60% to 65% of our inner nutrition products sold worldwide. In our U.S. Company-owned facilities, which produce for the U.S. and most of our international markets, we operate and test to the U.S. Food and Drug Administration, or FDA’s strict acidified food and dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products that are generally subject to less stringent manufacturing standards. For those products not manufactured at HIM facilities, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant, quality-minded manufacturing partners; a significant supplier qualification and annual audit program; and significant product quality testing.

In addition to ensuring high quality ingredients and building the quality into our finished products, we test our incoming raw materials for compliance to potency, identity and adherence to strict specifications. We also analyze our finished products for label claim and microbiological purity thereby verifying product safety and shelf life. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China which tests products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or third party labs. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 500 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our Members and their customers. We operate distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, we partner with retail locations to provide Member pickup points in areas which are not well serviced from Company-run distribution points. In aggregate, our Company-run distribution points and partner retail locations represent over 1,600 locations around the world. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and occasionally will use shipping tags which monitor these parameters on certain shipments and provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to an Herbalife Distribution Center.

COMPETITION

The categories of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are very competitive in many channels, including those of direct selling, the internet, specialty retailers, and the discounted channels of food, drugs and mass merchandise. We have differentiated ourselves from our peer group through our Members’ focus on the consultative sales process through product education and the frequent contact and support that many Members have with their customers through a community-based approach including Nutrition Clubs, Weight Loss Challenges, Wellness Evaluations and Fit Camps. From a competitive stand point, there are many providers in the multi-billion industry of weight management products, including quick-service restaurants and specialty retailers, but we believe that none have effectively combined nutrient dense products along with the personal coaching, community and education as well as product access, provided by our Members through their daily consumption business methods such as Nutrition Clubs, Weight Loss Challenges or Fit Camps.

We are subject to competition for the recruitment of Members from other network marketing organizations, including those that market weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products, and other types of products which are sold through direct selling, along with other entrepreneurial opportunities, including those organizations in which former employees or Members of the Company are involved. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, and a financially viable company.

OUR COMPETITIVE STRENGTHS

As a global nutrition company, we believe that the one-on-one personalized service inherent in the direct selling channel is the most effective way to sell nutrition products given the need for consumer education about good nutrition and a supportive approach to help consumers seeking to improve their eating habits. We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact, coaching, behavior motivation, and education between Members and their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate healthy behavioral changes in consumers to begin and maintain an active lifestyle through wellness and weight management programs. In addition, our Members consume our products themselves, and therefore can provide first-hand testimonials of the effectiveness of our products to their customers. This personal product experience of our Members has served as a powerful sales tool for over 38 years.

Our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We incur no direct incremental cost to add a new Member in our existing markets, and our Member compensation varies directly with product sales. In addition, our Members bear the majority of our consumer marketing expenses, and our sales leaders sponsor and coordinate a large share of Member recruiting, meeting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of having our own manufacturing facilities and numerous third party manufacturing relationships, as well as our global footprint of in-house and third party distribution centers.

Our objective is sustainable growth in the sales of our products to our Members and their customers by increasing the retailing productivity, retention and recruitment of our Member base through the following competitive strengths.

Member Base

Our Members are generally those who are eligible to purchase products directly from us.

People become Herbalife Members for a number of reasons. Many first start out as consumers of our products who want to lose weight or improve their nutrition, and are customers of Members. Some later join Herbalife and become Members, which make them eligible to purchase products directly from us, simply to receive a discounted retail price on products they and their families can consume and enjoy.

Some Members join Herbalife to earn part-time or full-time income and are drawn to the entrepreneurial opportunity to earn compensation based on their own skills and hard work. In addition to discounted prices, these Members can earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at prices they establish for themselves. Second, Members who sponsor other Members and establish, maintain, coach and train their own sales organizations may earn commissions based upon their organization’s sales levels. Members may sponsor other Members in an attempt to build a sales organization, whether or not they have attained any particular level in our Marketing Plan.

Members can achieve the sales leader level based on their purchasing and reselling activity and their organization’s sales production. Sales leaders who have sponsored other Members are also responsible for the development, retention and improved productivity of their sales organizations. However, there are also many Members, which include distributors, who have not sponsored another Member. These “single level” Members are generally considered discount buyers or small retailers. A number of these single-level Members have also attained the sales leader level.

As of December 31, 2017, prior to our February re-qualification process, approximately 625,000 of our Members have attained the level of “sales leader”, of which approximately 536,000 have attained the level of “supervisor” and above in the 93 countries where we use our worldwide Marketing Plan and 89,000 sales officers and independent service providers operating under our China Marketing Plan. Collectively, we refer to this group as “sales leaders.” See Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, for a further description of our Sales Leaders and retention rates.

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

Geographic Diversification

We have expanded our network marketing organization into 94 countries as of December 31, 2017. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market.

Our Science and our Products

We are committed to providing our Members with high-quality, science-based products to help them increase consumption and retail our products. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with both our Nutrition Advisory Board and key ingredient suppliers to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our operations, marketing and sales teams work closely with our Member leadership to successfully introduce the product into the marketplace.

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

We continue to increase our investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing products or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally, we spent approximately $74 million in 2017 on these activities, excluding any royalty fees associated with our products, which included approximately $3.0 million of research and development spending as defined by U.S. generally accepted accounting principles.

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

Our Nutrition Advisory Board and Dieticians Advisory Board are comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity, diet, and healthy lifestyle.

Members of our Nutrition Advisory Board, Dieticians Advisory Board, and the editorial board of the Herbalife Nutrition Institute are affiliated with Herbalife as individuals and not as representatives of their respective universities or organizations.

OUR STRATEGIES

We work closely with our entrepreneurial Members to improve the sustainability of their businesses and reach consumers in over 90 countries to help make the world healthier and happier. These relationships are key to our continued success as they allow us direct access to the voice of consumers. Our Members eagerly identify and test new marketing efforts and programs developed by other Members and disseminate successful techniques to their sales organizations.

As an example of the effectiveness of managing our Member relationship, around 2004, Members in Mexico developed marketing techniques that improved the productivity and efficiency of our Members as well as the affordability of our weight loss products through the creation of businesses that became known as “Nutrition Clubs”. Rather than buying several retail products, these businesses allow consumers to purchase and consume our products each day (a Member marketing technique we refer to as “daily consumption”), while continuing to benefit from the support and interaction with a Member as well as socializing with other customers in a designated location. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member conducted weight loss contests, or Weight Loss Challenges, and Member led fitness programs, or Fit Camps and Member led Wellness Evaluations. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges and Fit Camps as Distributor Methods of Operations, or DMOs.

Our strategies to grow our business center on our positive and productive relationships with our Members and their relationships with consumers. These strategies include:

Deliver Scientifically Validated Effective Products to Support a Healthy Active Lifestyle

Our product strategy is focused on providing high-quality, science-based products that can support a healthy active lifestyle for Members and their customers in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contributions from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. Additionally, to support our daily consumption initiatives, our product strategy includes projects such as seasonal flavors of our meal replacement shake, new flavors of top selling products and various package sizes and products that can be consumed hot, such as our savory shakes and soups. We have a keen focus on product innovation as we aim to have at least one major product launch in each region each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

Improve the Sustainability of Members’ Businesses

We believe our Members are the most important difference in how we go to market with our nutrition products, because of the one-on-one direct contact they have with their customers, along with the education, training and community support services that we believe help improve the nutrition habits of consumers. Combined with our efforts to improve the effectiveness of our Members’ marketing strategies is our strategy to improve the sustainability of our Members’ businesses in part through the evolution of our Marketing Plan.

We believe a gradual qualification approach is generally important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based DMOs, and the business opportunity prior to becoming a sales leader. In general, to become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year.

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

Leverage Our Infrastructure

We continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. Additionally, we leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences.

We leverage an Oracle business suite platform, which was upgraded in 2017, to support our business operations, improve productivity and support our strategic initiatives. In addition, we also employ information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as BizWorks, MyHerbalife, GoHerbalife, iChange, and Herbalife Mobile. Additionally, we support a growing suite of point of sales tools to assist our Members with the ordering, tracking and their customer relationship management. We also invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms so that we can take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience.

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

On July 18, 2002, we entered into an agreement with our Members that provides that we will continue to distribute Herbalife products exclusively to and through our Members and that, other than changes required by applicable law or necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we will not make any material changes to certain aspects of our Marketing Plan that are adverse to our Members without the support of our Member leadership. Specifically, any such changes would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. We initiate these types of changes based on the assessment of what will be best for us and our Members and then submit such changes for the requisite vote. We believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business.

Structure

To become a Member in most markets a person must be sponsored by an existing Member and must purchase an Herbalife Member Pack, or HMP (referred to as an International Business Pack, or IBP, in the United States and Puerto Rico). The HMP is a Member kit available in local languages which typically includes product samples, a handy tote, booklets describing the Company, our compensation plan and rules of Member conduct, various training and promotional materials, Member applications and a product catalog. The price of an HMP varies by market and provides a low cost entry for incoming Members. HMPs do not generate any Member compensation and are not used for Member qualifications or recognition purposes under our Marketing Plan.

Volume Points are point values assigned to each of our products for use by the Company to determine a Member’s sales achievement level. We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products in the market. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year. Qualification criteria can vary somewhat by market. As previously disclosed, in recent years we simplified our qualification criteria and created a longer-term, 12-month qualification method to encourage more gradual qualification. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based DMOs, and the business opportunity prior to becoming a sales leader.

Members, with the exception of those in China and our preferred members, earn the right to receive royalty overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a Member becomes a sales leader, he or she has the opportunity to qualify by earning specified amounts of royalty overrides for the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receives production bonuses. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

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

Sales Leader Re-qualification and Retention

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). Volume Points are the basis for sales leader qualification. Typically, a Member accumulates Volume Points for a given sale at the time the Member pays for the product. However, effective beginning in May 2017, a Member does not receive Volume Point credit for a transaction in the United States until it is documented in compliance with the consent order entered into with the FTC.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2017	2016	2015	2017	2016	2015
North America	61,362	79,305	88,866	74.8%	58.3%	58.4%
Mexico	74,968	67,294	83,137	71.7%	57.1%	56.7%
South & Central America	73,375	77,523	88,392	55.2%	53.0%	52.0%
EMEA	101,101	87,500	82,025	62.2%	63.6%	68.4%
Asia Pacific (excluding China)	124,555	107,871	127,252	49.7%	43.8%	43.9%
Total Sales Leaders	435,361	419,493	469,672	60.9%	54.2%	54.2%
China	47,244	41,890	32,222
Worldwide Total Sales Leaders	482,605	461,383	501,894

The number of sales leaders as of December 31 will exceed the number immediately subsequent to the preceding re-qualification period because sales leaders qualify throughout the year but sales leaders who do not re-qualify are removed from the rank of sales leader the following February.

For the latest twelve month re-qualification period ending January 2018, approximately 63.6% of our sales leaders, excluding China and Venezuela, re-qualified. Certain markets have instituted a lower re-qualification threshold, and this figure includes the effect of the lower threshold. The retention rate for 2018, if calculated absent the lower threshold for those markets, would have been 59.7%, which represents a slight decline from the comparable figure for the period ending January 2017 of 60.9%. With the new business requirements described above in place for U.S. and U.S. Territories, we have introduced a re-qualification equalization factor for U.S. Members to better align their re-qualification thresholds with Members in other countries. We believe this factor preserves retention rate comparability across markets and time periods. Excluding the impact of both the lower re-qualification thresholds and the equalization factor in the U.S. and U.S. Territories, the retention rate for 2018 would have been 58.6%. Venezuelan Members were excluded from retention figures for all years presented as sales leaders in the market were not required to requalify for the years ended January 2018 and January 2016 due to product supply limitations, 2017 retention figures are not comparable to other periods or markets due to revised requalification criteria, and 2015 demotion figures were amplified due to reinstatement of the qualification requirement after having been waived for 2014. Argentina is excluded from 2016 and 2015; demotion figures were amplified for 2016 due to reinstatement of the qualification requirement after having been waived for 2015.

Despite the slight decline in the sales leader retention rate for 2018, we believe the prior trend of increases in the rate in recent years is the result of efforts we have made to improve the sustainability of sales leaders’ businesses such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader. As our business operations continue to evolve, including the establishment of a distinct “preferred member” category of Member in certain markets and changes in sales leader re-qualification thresholds for other markets, management is evaluating the importance of sales leader retention rate information for the future.

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer or preferred member who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days from the time of receipt to the Member from whom it was purchased for a full refund or credit toward the exchange of another Herbalife product. In markets outside of the United States, if they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but it generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period in exchange for a refund of the net price paid for the product and, in some markets, the original cost of shipment to the Member. Together, product returns and buybacks were approximately 0.1% of product sales for each of the years ended December 31, 2017, 2016, and 2015.

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

The federal Food Safety Modernization Act, or FSMA, is also applicable to some of our business. We follow a food safety plan and have implemented preventive measures required by the FSMA. Foreign suppliers of our raw materials are also subject to FSMA requirements, and we have implemented a verification program to comply with the FSMA. Dietary supplements manufactured in accordance with cGMPs and foods manufactured in accordance with the low acid food regulations are exempt.

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

We are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us from making specified claims in advertising of our products, but does not prevent us from continuing to make specified claims concerning our products, provided that we have a reasonable basis for making the claims. The injunction also prohibits certain recruiting-related investments from Members and mandates that payments to Members be premised on retail value (as defined); the injunction provides that the Company may establish a system to verify or document such compliance.

Network Marketing Program

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within the organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria. When required by law, we obtain regulatory approval of our network marketing program or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance.

On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of us. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we had 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase product for their own household use, or “distributors” – who are Members who wish to resell some products or build a sales organization. We also agreed to compensate distributors on U.S. eligible sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits us from making expressly or by implication, any representation regarding the amount or level of income, including full-time or part-time income that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possess competent and reliable evidence sufficient to substantiate that the representation is true.

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

We intend to continue to monitor the impact of the Consent Order regularly and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., have been and may continue to be negatively impacted as we and they adjust to the changes.

On January 4, 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing, or MLM Guidance, to assist multi-level marketers, or MLMs, apply core consumer protection principles applicable to the multi-level marketing industry to their business practices. For example, the MLM Guidance explains lawful and unlawful compensation structures, the treatment of personal consumption by participants in determining if an MLM’s compensation structure is unfair or deceptive, and how an MLM should approach representations to current and prospective participants. We believe our current business practices, which include new and enhanced procedures implemented in connection with the Consent Order, are in compliance with the MLM Guidance.

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

The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We have implemented new and enhanced procedures required by the terms of the Consent Order and will continue to do so; however, the terms of the Consent Order and the ongoing costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

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

As has been reported in the national media, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program. We believe, based in part upon guidance to the general public from the FTC, that our network marketing program is compliant with applicable law.

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

In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. The laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment and are not available with respect to all of the Company’s foreign income taxes. Additionally, U.S. Tax Reform creates additional restrictions on the utilization of U.S. foreign tax credits. Therefore, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future.

Compliance Procedures

As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through Members’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against Members and to remedy any violations of Herbalife’s rules by Members through appropriate sanctions, including warnings, fines, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that Members are prohibited from making therapeutic claims for our products.

Our general policy is to reject Member applications from individuals who do not reside in one of our approved markets.

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

Employees

As of December 31, 2017, we had approximately 8,300 employees, of which approximately 2,400 were located in the United States. These numbers do not include our Members, who are independent contractors. In certain countries, which include China and Mexico, we have employees who are subject to labor union agreements and there have been no significant business interruptions as a result of any labor disputes.

Available Information

Our Internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Principles of Corporate Governance, our Corporate Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

Because we cannot exert the same level of influence or control over our independent Members as we could were they our own employees, our Members could fail to comply with applicable law or our Member rules and procedures, which could result in claims against us that could harm our financial condition and operating results.

Our Members are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if Members were our own employees. As a result, there can be no assurance that our Members will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our Member rules and procedures.

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

Our business is subject to changing consumer trends and preferences, especially with respect to weight management, targeted nutrition, energy, sports & fitness, and other nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and Member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we are subject to increasing competition from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight management products that prove to be more effective than our products, demand for our products could be reduced. Accordingly, competition may intensify and we may not be able to compete effectively in our markets.

We are also subject to significant competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members of the Company are involved. We compete for global customers and Members with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge that will compete with us for our Members and customers. Furthermore, the fact that our Members may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a Member can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife Member, (2) we do not require any specific amount of time to work as a Member, (3) we do not charge Members for any training that we might require, (4) we do not prohibit a new Member from working with another company, and (5) in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining Members through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of Members will be successful and if they are not, our financial condition and operating results would be harmed.

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

On January 4, 2018, the FTC released its Business Guidance Concerning Multi-Level Marketing, or MLM Guidance, in order to help multi-level marketers, or MLMs, apply core consumer protection principles applicable to the multi-level marketing industry to their business practices. Although the MLM Guidance is not binding, the MLM Guidance explains, among other things, how the FTC distinguishes between MLMs with lawful and unlawful compensation structures, how MLMs with unfair or deceptive compensation structures harm consumers, how the FTC treats personal or internal consumption by participants in determining if an MLM’s compensation structure is unfair or deceptive, and how an MLM should approach representations to current and prospective participants. Although we believe our current business practices, which include new and enhanced procedures implemented in connection with the Consent Order, are in compliance with the MLM Guidance, there can be no assurances that the FTC or other third parties would agree.

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

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce new products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales.

We are subject to rules of the Food and Drug Administration, or FDA, for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products we self-manufacture, it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers that manufacture products for Herbalife fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations or we may be required to alter compensation practices under our network marketing program in order to comply with applicable law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar actions.

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

The ambiguity surrounding these laws can also affect the public perception of the Company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted laws or regulations, the Consent Order or the California injunction or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price.

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

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and while we believe we are fully compliant with the Consent Order, there is no guarantee that we are fully compliant or in the future will continue to be fully compliant with the Consent Order. We do not believe the Consent Order changes our business model as a direct selling company. However, compliance with the Consent Order required us to implement enhanced procedures regarding, among other things, tracking retail sales and internal consumption by distributors. We have instituted controls and procedures and developed technology solutions that we believe address these Consent Order requirements, including tools and software used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will continue to operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Compliance with the Consent Order will require the cooperation of Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we could were they our own employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we believe we are compliant with the Consent Order and our board of directors has established the Implementation Oversight Committee, a committee which meets regularly with management to oversee our compliance with the terms of the Consent Order, there can be no assurances that the FTC or ICA would agree now or will agree in the future. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

The Consent Order has impacted, and may continue to impact, our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the business procedures implemented as a result thereof, will not continue to lead to reduced sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the procedures described above, and any other actions taken in respect of continuing compliance efforts with the Consent Order, may continue to be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members may also disagree with our decision to enter into the Consent Order, whether because they disagree with certain terms thereof, they believe it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will continue to achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order will set new standards within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers and ultimately net sales.

The Consent Order also creates additional third-party risks. Although the Consent Order resolved the FTC’s multi-year investigation into the Company, it does not prevent other third-parties from bringing actions against us, whether in the form of other state, federal or foreign regulatory investigations or proceedings, or private litigation, any of which could lead to, among other things, monetary settlements, fines, penalties or injunctions. Although we neither admitted nor denied the allegations in the FTC’s complaint in agreeing to the terms of the Consent Order (except as to the Court having jurisdiction over the matter), third-parties may use specific statements or other matters addressed in the Consent Order as the basis for their action. The Consent Order or any subsequent legal or regulatory claim may also lead to negative publicity, whether because some view it as a condemnation of the Company or our direct selling business model or because other third parties use it as justification to make unfounded and baseless assertions against us, our business model or our Members. An increase in the number, severity or scope of third-party claims, actions or public assertions may result in substantial costs and harm to our reputation. The Consent Order may also impact third parties’ willingness to work with us as a company.

We believe we have complied with the Consent Order and we will continue to do so. However, the impact of the Consent Order on our business, including the effectiveness of the controls, procedures and technology solutions implemented to comply therewith, and on our business and our member base, could be significant. If our business is adversely impacted, it is uncertain as to whether, or how quickly, we would be able to rebuild, irrespective of market conditions. Our financial condition and results of operations could be harmed if we fail to continue to comply with the Consent Order, if costs related to compliance exceed our estimates, if it continues to have a negative impact on net sales, or if it leads to further legal, regulatory, or compliance claims, proceedings, or investigations or litigation.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2017 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

Our expansion of operations into China and the continued success of our business in China are subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a modified version of the business model we use in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China based on our understanding as to how Chinese regulators are interpreting and enforcing these regulations, our interpretation of applicable regulations and our understanding of the practices of other international direct selling companies in China.

In China, we have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui, Yunnan, Gansu, Ningxia, and Inner Mongolia. In Xinjiang province, where the Company does not have a direct selling license, it has a Company-operated retail store that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.

We also engage independent service providers who meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to provide marketing, sales support and other services to Herbalife customers. In China, our independent service providers are compensated for marketing, sales support, and other services instead of the Member allowances and royalty overrides utilized in our global marketing plan. The service hours and related fees eligible to be earned by the independent service providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally.

These business model features in China are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue to incorporate some or all of these features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the United States, as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government, including at the local and central level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations. Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. For example, China’s State Administration for Industry and Commerce, Ministry of Education, Ministry of Public Security and Ministry of Human Resources and Social Security carried out a three-month campaign which ended on November 15, 2017 to investigate pyramid selling activities in order to eliminate activities prohibited under relevant regulations. The campaign sought to eliminate organizations that use recruitment to lure and mislead people into participating in pyramid schemes. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China.

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

The success of our business is to a large extent contingent on our ability to further penetrate existing markets which is subject to numerous factors, many of which are out of our control. Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets, such as the United States. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our operating results could suffer.

Our business could be materially and adversely affected as a result of natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents and other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism and other similar disruptions, including those due to cyber-security incidents, ransomware, or other actions by third parties, could adversely affect our ability to conduct business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. For example, our operations in Mexico were impacted by flooding in September 2017. The severe weather conditions directly affected inventory stored at that facility. Furthermore, our headquarters and one of our distribution facilities are located in Southern California, an area susceptible to earthquakes. Although the events in Mexico did not have a material negative impact to our Mexico operations, we cannot assure you that any future natural disasters, catastrophic events, acts of war or terrorism and other similar disruptions, including those due to cyber-security incidents, ransomware, or other actions by third parties, will not adversely affect our ability to operate our business and our financial condition and results of operations.

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

Anyone who is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and result in a violation of applicable privacy and other laws, legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation as a brand, business partner or employer. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store Member and vendor information, including credit card information, these risks are heightened.

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations, such as the European Union General Data Protection Regulation, or the GDPR, which will take effect in May 2018. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our results of operations.

Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, including the dietary supplement and OTC drug cGMPs, then our financial condition and operating results would be harmed.

A significant portion of our products are manufactured by third party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship.

For the portion of our product supply that is self-manufactured, we believe we have significantly lowered the product supply risk, as the risk factors of financial health, liquidity, capacity expansion, reliability and product quality are all within our control. However, increases to the volume of products that we self-manufacture in our Winston-Salem, Lake Forest, Nanjing, Suzhou, and Changsha facilities raise the concentration risk that a significant interruption of production at any of our facilities due to, for example, natural disasters including earthquakes, hurricanes and floods, technical issues or work stoppages could impede our ability to conduct business. While our business continuity programs contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to the surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing to a third-party contract manufacturer could be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

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

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our Members and customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, our products are generally not patented domestically or abroad, and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to or superior to our products.

Monitoring infringement or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

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

For 2017, 2016, and 2015, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of our Executive Chairman, Michael O. Johnson, our Chief Executive Officer, Richard P. Goudis, and our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations.

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

The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and will likely require that we increase prices in certain jurisdictions and therefore could have a potential negative impact on our business and results of operations. We have reserved in our consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes, we may determine it is necessary to raise prices in certain jurisdictions accordingly and our revenue and earnings and our results of operations could be adversely affected.

See Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further information on contingencies relating to VAT and other related matters.

U.S. Tax Reform may adversely impact certain U.S. shareholders of the Company.

The Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) was enacted on December 22, 2017. U.S. Tax Reform is expected to impact whether we, or any of our non-U.S. corporate subsidiaries, are treated as controlled foreign corporations (“CFCs”), including on a retroactive basis. This may result in certain U.S. shareholders being subject to special and potentially adverse tax treatment, including the current inclusion of income of certain of our foreign subsidiaries.

A company will be classified as a CFC, for any particular taxable year, if U.S. persons (including individuals and entities) who own 10% or more of the voting power or value (the “10% Tests”) of the shares (“10% U.S. Shareholders”) own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining the voting power of the shares, special voting rights to appoint directors, whether by law, agreement, or other arrangement, may also be taken into account. For purposes of applying the 10% Tests, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. The constructive ownership rules may also attribute share ownership to persons (including individuals and entities) that are entitled to acquire shares pursuant to an option, such as the holders of our Convertible Notes. U.S. Tax Reform expanded the constructive ownership rules causing non-U.S. corporations that were not previously classified as CFCs to become CFCs. These constructive ownership rules are significantly complex and circumstance specific.

As a result of U.S. Tax Reform, one or more of our non-U.S. corporate subsidiaries not previously classified as CFCs will now likely be CFCs (the “New Herbalife CFC Subsidiaries”). Any such New Herbalife CFC Subsidiary will be treated as a CFC for its 2017 and future taxable years as determined on a year-by-year basis. As a result of one or more of our non-U.S. corporate subsidiaries being classified as New Herbalife CFC Subsidiaries, our 10% U.S. Shareholders will be subject to special and potentially adverse tax treatment on an on-going basis, including the inclusion of certain income generated during each taxable year by such New Herbalife CFC Subsidiaries. Any shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake pursuant to share repurchase programs as well as the impact of the constructive ownership rules) are urged to consult their tax advisors with respect to the special rules applicable to 10% U.S. Shareholders of CFCs.

Further, under U.S. Tax Reform, a one-time tax is imposed upon 10% U.S. Shareholders on certain historic accumulated, undistributed foreign earnings of CFCs and other “specified foreign corporations,” which earnings have not been previously subject to tax at the U.S. shareholder level (the “Mandatory Repatriation Tax”). A specified foreign corporation is any CFC or other non-U.S. corporation that has at least one U.S. corporate shareholder that is a 10% U.S. Shareholder. The Company believes that it may be classified as a specified foreign corporation and that one or more of its non-U.S. corporate subsidies may be classified as specified foreign corporations. Because the rules relating to the Mandatory Repatriation Tax are subject to additional guidance, including anticipated Internal Revenue Service pronouncements or other clarifications, shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake pursuant to share repurchase programs as well as the impact of the constructive ownership rules) are urged to consult their tax advisors.

No assurances can be given that future legislative, administrative, or judicial developments will not result in an increase in the amount of U.S. taxes payable by an investor in our shares. If any such developments occur, such developments could have a material and adverse effect on an investment in our shares.

Changes in tax laws, treaties or regulations, or their interpretation could adversely affect us.

A change in applicable tax laws, treaties or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results. The Organisation for Economic Co-operation and Development has, within recent years, released guidance covering various international tax standards as part of its “base erosion and profit shifting” or “BEPS” initiative. The anticipated implementation of BEPS by non-U.S. jurisdictions in which we operate could result in changes to tax laws and regulations, including with respect to transfer pricing that could materially increase our effective tax rate.

No assurances can be given that future legislative, administrative, or judicial developments will not result in an increase in the amount of U.S. taxes payable by us or our subsidiaries. If any such developments occur, our business, financial condition, and results of operations could be materially and adversely affected.

We may be held responsible for certain taxes or assessments relating to the activities of our Members, which could harm our financial condition and operating results.

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. See Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for a more specific discussion of contingencies related to the activities of our Members.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our ingestible products include vitamins, minerals and botanicals and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the level of self-insured retentions that we have accepted under our current product liability insurance policies, which is $12.5 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

The Cayman Islands have provisions under the Companies Law to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVI of the Companies Law, are broadly similar to the merger provisions provided for under Delaware Law.

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

Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if our stock declines, can negatively affect our stock price. In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. This hedge fund manager continues to make allegations regarding the legality of our network marketing program, our product safety, our accounting practices and other matters. Additionally, from time to time the Company is subject to governmental and regulatory inquiries and inquiries from legislators that may adversely affect our stock price. Our stock price has continued to exhibit heightened volatility and the short interest in our common shares continues to remain high. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2017, we leased the majority of our physical properties. We currently lease approximately 128,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex, with lease terms expiring in 2019 and 2033. We also lease approximately 110,000 square feet, with the lease term expiring in 2021, and own approximately 190,000 square feet of general office space in Torrance, California, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2021 and 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in 2020. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expiring in 2022. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 60,000 square feet, respectively, under leases expiring in 2022 and 2019, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 216,000 square feet of office space, which include shared service functions that support the North America and South America regions, under leases expiring in 2018 and 2023. In Poland and Malaysia, we also lease office space for shared service functions that support the EMEA and APAC regions, respectively. In addition to the properties noted above, we also lease other warehouse, manufacturing, and office buildings in a majority of our other geographic areas of operation.

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

The information set forth under Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Quarter Ended	High	Low
March 31, 2017	$62.50	$48.20
June 30, 2017	$74.49	$56.81
September 30, 2017	$73.99	$60.71
December 31, 2017	$79.64	$64.25

Quarter Ended	High	Low
March 31, 2016	$63.59	$42.26
June 30, 2016	$66.26	$54.00
September 30, 2016	$72.22	$57.05
December 31, 2016	$64.38	$47.62

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

The closing price of our common shares on February 15, 2018, was $83.88. The approximate number of holders of record of our common shares as of February 15, 2018 was 573. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2017. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2012 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

	December 31,
	2012	2013	2014	2015	2016	2017
Herbalife Ltd.	$100.00	$244.62	$117.71	$167.42	$150.31	$211.44
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Peer Index	$100.00	$157.29	$88.17	$69.93	$72.57	$93.73

Information with Respect to Dividends

On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. There were no dividends paid and declared during fiscal year 2017 and 2016. The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by our senior secured credit facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2017, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,454,310	$46.72	5,890,406
Equity compensation plans not approved by security holders	—	$—	—
Total	3,454,310	$46.72	5,890,406

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

(2)	Includes 1.7 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.
(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price as of December 31, 2017.

Information with Respect to Purchases of Equity Securities by the Issuer

On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had approximately $233 million of remaining authorized capacity. This share repurchase program allows us, which includes a wholly owned subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The senior secured credit facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met. As of December 31, 2017, the remaining authorized capacity under our share repurchase program was approximately $713.6 million.

The following table is a summary of our repurchases of common shares during the three months ended December 31, 2017, which includes shares repurchased in the modified Dutch auction tender offer completed in October 2017 and other shares repurchased in the open market by our indirect wholly owned subsidiary. For further information on our share repurchases, see Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	6,732,300	$68.00	6,732,300	$743,021,619
November 1 — November 30	143,669	$67.01	143,669	$733,394,288
December 1 — December 31	290,461	$68.19	290,461	$713,588,699
	7,166,430	$67.99	7,166,430	$713,588,699

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions except per share data)
Income Statement Data:
Net sales	$4,427.7	$4,488.4	$4,469.0	$4,958.6	$4,825.3
Cost of sales	848.6	854.6	856.0	982.9	963.4
Gross profit	3,579.1	3,633.8	3,613.0	3,975.7	3,861.9
Royalty overrides	1,254.2	1,272.6	1,251.4	1,471.1	1,497.5
Selling, general and administrative expenses	1,758.6	1,966.9	1,784.5	1,991.1	1,629.1
Other operating income	(50.8)	(63.8)	(6.5)	—	—
Operating income	617.1	458.1	583.6	513.5	735.3
Interest expense, net	146.3	93.4	94.9	79.2	18.6
Other (income) expense, net	(0.4)	—	2.3	13.0	—
Income before income taxes	471.2	364.7	486.4	421.3	716.7
Income taxes(1)	257.3	104.7	147.3	112.6	189.2
Net income	$213.9	$260.0	$339.1	$308.7	$527.5
Earnings per share
Basic	$2.70	$3.13	$4.11	$3.58	$5.14
Diluted	$2.58	$3.02	$3.97	$3.40	$4.91
Weighted average shares outstanding
Basic	79.2	83.0	82.6	86.3	102.6
Diluted	82.9	86.1	85.3	90.8	107.4
Other Financial Data:
Retail value(2)	$7,058.5	$7,119.8	$6,994.4	$7,843.0	$7,514.0
Net cash provided by (used in):
Operating activities	590.8	367.3	628.7	511.4	772.9
Investing activities	(97.8)	(141.3)	(73.4)	(201.3)	(150.8)
Financing activities	(85.2)	(252.3)	(250.0)	(389.5)	30.7
Depreciation and amortization	99.8	98.3	98.0	93.2	84.7
Capital expenditures(3)	95.1	144.3	79.1	156.7	162.5
Balance Sheet Data:
Cash and cash equivalents	$1,278.8	$844.0	$889.8	$645.4	$973.0
Receivables, net	93.3	70.3	69.9	83.6	100.3
Inventories	341.2	371.3	332.0	377.7	351.2
Total working capital	953.5	671.0	541.9	518.6	720.8
Total assets	2,895.1	2,565.4	2,477.9	2,355.0	2,471.3
Total debt	2,268.1	1,447.9	1,622.0	1,791.8	928.9
Shareholders’ (deficit) equity(4)	(334.7)	196.3	(53.5)	(334.4)	551.4
Cash dividends per common share	—	—	—	0.30	1.20

(1)

Income taxes for the year ended December 31, 2017 include the impact of the U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes, to the Consolidated Financial Statements.

(2)

Retail value represents the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. Retail value is not a measure in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, which may not be comparable to similarly-titled measures used by other companies. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “distributor allowance”, and we refer to retail value less distributor allowances as “product sales”.

Retail value data as a Non-GAAP measure is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis.

The following represents the reconciliation of retail value to net sales for each of the periods set forth above:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Retail value	$7,058.5	$7,119.8	$6,994.4	$7,843.0	$7,514.0
Distributor allowance	(2,858.2)	(2,875.6)	(2,807.9)	(3,275.8)	(3,313.3)
Product sales	4,200.3	4,244.2	4,186.5	4,567.2	4,200.7
Shipping & handling revenues	227.4	244.2	282.5	391.4	624.6
Net sales	$4,427.7	$4,488.4	$4,469.0	$4,958.6	$4,825.3

(3)	Includes accrued capital expenditures. See the Consolidated Statement of Cash Flows for capital expenditures paid in cash during the years ended December 31, 2017, 2016, and 2015.
(4)

During the year ended December 31, 2017, we did not pay any dividends and we repurchased 11.7 million of our common shares, under our share repurchase program, at an aggregate cost of approximately $795.3 million, inclusive of transaction costs and the issuance of the non-transferable contractual contingent value right, or CVR, through open market purchases by an indirect wholly-owned subsidiary, and the modified Dutch auction tender offer that closed in October 2017. We did not pay any dividends or repurchase any of our common shares through open market purchases during the years ended December 31, 2016 and 2015. During the years ended December 31, 2014 and 2013, we paid an aggregate $30.4 million, and $123.1 million in dividends, respectively, and repurchased $1,267.1 million, and $297.4 million of our common shares, respectively, under our share repurchase program through open market purchases and the Forward Transactions. Our share repurchase programs, the Forward Transactions, the modified Dutch auction tender offer, and the CVR are discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements.

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

We pursue our purpose to make the world healthier and happier by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe the global obesity epidemic has made our products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 38-year operating history.

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

We report revenue from our six regions:

•	North America;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East and Africa;
•	Asia Pacific (excluding China); and
•	China

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or the FTC, and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We are monitoring the impact of the Consent Order and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Item 1 – Business of this Annual Report on Form 10-K for further discussion about the Consent Order and Item 1A – Risk Factors of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and both the title and risk and rewards pass to the Member, as discussed in greater detail in Note 2, Basis of Presentation, to the Consolidated Financial Statements, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Currently, the specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	For the Year Ended December 31,
	2017	2016	% Change	2016	2015	% Change
	(Volume Points in millions)
North America	1,099.0	1,248.6	(12.0)%	1,248.6	1,156.0	8.0%
Mexico	875.4	919.8	(4.8)%	919.8	842.9	9.1%
South & Central America	593.9	663.0	(10.4)%	663.0	768.4	(13.7)%
EMEA	1,088.5	1,049.6	3.7%	1,049.6	922.3	13.8%
Asia Pacific (excluding China)	1,089.2	1,076.4	1.2%	1,076.4	1,064.5	1.1%
China	633.4	624.7	1.4%	624.7	581.6	7.4%
Worldwide	5,379.4	5,582.1	(3.6)%	5,582.1	5,335.7	4.6%

Volume Points decreased 3.6% for 2017 after having increased 4.6% for 2016. Most significantly, after Volume Point growth for 2016, the North America region decreased, reflecting what we believe to be a transitionary impact of Member focus on the Consent Order implementation actions, including training on new tools and methods for documenting sales and time spent to then train their sales organizations. The Mexico region also saw a Volume Point decline after a previous year increase, attributable in part to a difficult economic environment. The EMEA and China regions saw lower rates of Volume Point increase for 2017 versus 2016 due to region and country-specific reasons, which are discussed below. The South & Central America region saw a continuing, though lesser, decline in Volume Points for 2017, generally as markets in the region continue to transition to sustainable, customer-oriented business practices. The Asia Pacific (excluding China) region continued to see mixed results across its markets. Results are discussed further below in the applicable sections of Sales by Geographic Region.

Presentation

“Retail value” represents the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “distributor allowance,” and we refer to retail value less distributor allowances as “product sales.”

Total distributor allowances for 2017, 2016, and 2015 were 40.5%, 40.4%, and 40.1% of retail value, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our “gross profit” consists of net sales less “cost of sales”, which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs including duties, tariffs, and similar expenses.

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

Our “other operating income” consists of government grant income related to China and the arbitration award in connection with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Our “other (income) expense, net” consists of non-operating income and expenses such as impairments of available-for-sale investments and gains or losses due to subsequent changes in the fair value of the CVR. See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements for further information on the CVR.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.2	19.0	19.1
Gross profit	80.8	81.0	80.9
Royalty overrides(1)	28.3	28.4	28.0
Selling, general and administrative expenses(1)	39.7	43.8	39.9
Other operating income	(1.1)	(1.4)	(0.1)
Operating income	13.9	10.2	13.1
Interest expense	3.6	2.2	2.2
Interest income	0.3	0.1	0.1
Other expense, net	—	—	0.1
Income before income taxes	10.6	8.1	10.9
Income taxes	5.8	2.3	3.3
Net income	4.8%	5.8%	7.6%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2017 as compared to the same period in 2016 and during the year ended December 31, 2016 as compared to the same period in 2015, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Financial Results for the year ended December 31, 2017 compared to the year ended December 31, 2016

Net sales for the year ended December 31, 2017 decreased 1.4% to $4,427.7 million as compared to $4,488.4 million in 2016. In local currency, net sales for the year ended December 31, 2017 decreased 1.1% as compared to the same period in 2016. The decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a decrease in Volume Points, and an unfavorable change in country sales mix, which reduced net sales by 3.6% and 1.1%, respectively, partially offset by the impact of price increases, which increased net sales by approximately 3.0%.

Net income for the year ended December 31, 2017 decreased 17.7% to $213.9 million, or $2.58 per diluted share, compared to $260.0 million, or $3.02 per diluted share, for the same period in 2016. The decrease for the year ended December 31, 2017 was primarily due to the decline in sales as discussed above; the $29.7 million arbitration award in 2016 related to the re-audit; higher interest expense related to the new Credit Facility; and higher income taxes primarily due to the $153.3 million provisional net expense related to the U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements); partially offset by the $203.0 million regulatory settlements in 2016; and higher government grant income in China.

Net income for the year ended December 31, 2017 included a $50.8 million pre-tax favorable impact ($36.2 million post-tax) of government grant income in China; a $47.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements); a $13.7 million pre-tax unfavorable impact ($9.0 million post-tax) from expenses related to regulatory inquiries; a $5.0 million pre-tax unfavorable impact ($3.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $17.7 million pre-tax unfavorable impact ($11.7 million post-tax) related to the implementation of the Consent Order, comprised of $14.7 million of legal, advisory, and other expenses and $3.0 million of product discounts related to preferred member conversions; a $153.3 million unfavorable impact of the provisional net expense related to the U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements); and a $0.4 million favorable impact of the gain on the revaluation of the CVR provided to the participants of the modified Dutch auction tender offer (See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements).

Net income for the year ended December 31, 2016 included a $203.0 million pre-tax unfavorable impact ($133.0 million post-tax) related to regulatory settlements; a $34.2 million pre-tax favorable impact ($24.3 million post-tax) of government grant income in China; a $29.7 million pre-tax favorable impact ($25.8 million post-tax) related to the arbitration award in connection with the re-audit; a $45.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements); a $16.3 million pre-tax unfavorable impact ($10.8 million post-tax) from expenses related to regulatory inquiries; a $12.1 million pre-tax unfavorable impact ($9.0 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $10.7 million pre-tax unfavorable impact ($7.1 million post-tax) related to the implementation of the Consent Order, comprised of $9.0 million of legal, advisory, and other expenses and $1.7 million of product discounts related to preferred member conversions.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $3,541.8 million for the year ended December 31, 2017. Net sales for the Primary Reporting Segment decreased $77.8 million, or 2.1%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 2.4% for the year ended December 31, 2017 as compared to the same period in 2016 for the Primary Reporting Segment. The decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a decrease in Volume Points, and an unfavorable change in country sales mix, which reduced net sales by 4.3% and 1.5%, respectively, partially offset by the impact of price increases, which increased net sales by approximately 3.0%.

For a discussion of China’s net sales for the year ended December 31, 2017, as compared to the same period in 2016, see the China section of the Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides. The Primary Reporting Segment reported contribution margin of $1,534.2 million for the year ended December 31, 2017. Contribution margin for the Primary Reporting Segment decreased $37.7 million, or 2.4%, for the year ended December 31, 2017, as compared to the same period in 2016. The 2.4% decrease for the year ended December 31, 2017 was primarily the result of volume decreases, as indicated by a decrease in Volume Points, and unfavorable country sales mix, which reduced contribution margin by 4.0% and 4.4%, respectively; partially offset by the favorable impact of price increases and cost savings through strategic sourcing and self-manufacturing, which increased contribution margin by approximately 4.6% and 1.0%, respectively.

China reported contribution margin of $790.7 million for the year ended December 31, 2017. Contribution margin for China was relatively flat compared to the same period in 2016 and was primarily the result of price increases, which increased contribution margin by approximately 3.6%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced contribution margin by approximately 2.9%.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Year Ended December 31,
	2017					2016
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$1,400.8	$(642.3)	$758.5	$81.7	$840.2	$1,587.0	$(721.3)	$865.7	$90.0	$955.7	(12.1)%
Mexico	762.8	(346.9)	415.9	26.8	442.7	767.2	(347.6)	419.6	27.0	446.6	(0.9)%
South & Central America	827.1	(385.0)	442.1	32.2	474.3	848.2	(393.5)	454.7	34.0	488.7	(2.9)%
EMEA	1,498.0	(681.8)	816.2	52.5	868.7	1,398.9	(633.9)	765.0	50.6	815.6	6.5%
Asia Pacific	1,565.3	(679.0)	886.3	29.6	915.9	1,531.9	(656.9)	875.0	38.0	913.0	0.3%
China	1,004.5	(123.2)	881.3	4.6	885.9	986.6	(122.4)	864.2	4.6	868.8	2.0%
Worldwide	$7,058.5	$(2,858.2)	$4,200.3	$227.4	$4,427.7	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	(1.4)%

(1)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

North America

The North America region reported net sales of $840.2 million for the year ended December 31, 2017. Net sales decreased $115.5 million, or 12.1%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased by the same 12.1% for the year ended December 31, 2017, as compared to the same period in 2016. The decrease in net sales for the year ended December 31, 2017, as compared to the same period in 2016, was a result of a net sales decrease in the U.S. of $116.7 million, or 12.5%. The 12.1% decrease in net sales for the North America region was primarily the result of a decrease in sales volume, as indicated by a 12.0% decrease in Volume Points.

As part of the Consent Order, we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s Volume Point decreases for the year ended December 31, 2017, versus an increase for 2016, reflect the transitionary impact of Member focus on Consent Order implementation actions including training on new tools and methods for documenting sales and time spent to then train their sales organizations. Similar to the transitionary impact that occurred as a result of Marketing Plan changes made in 2014, we do not expect the Consent Order to have a long-term material adverse impact on our net sales in the North America region or on our Member base. However, we believe net sales comparisons for the region to the prior year could continue to be negatively impacted during the first half of 2018 as we and our Members continue to spend time educating and training, and as our Members implement and adjust to the changes. North America has implemented programs to encourage sponsorship and increase Distributor, Preferred Member, and customer activity and has continued to extend the product line, including the introduction of trial packs and snack sizes for popular products.

Mexico

The Mexico region reported net sales of $442.7 million for the year ended December 31, 2017. Net sales for the year ended December 31, 2017 decreased $3.9 million, or 0.9%, as compared to the same period in 2016. In local currency, net sales for the year ended December 31, 2017 increased 0.5%, as compared to the same period in 2016. The 0.9% decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a 4.8% decrease in Volume Points, and the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 1.3%. These reductions to net sales were partially offset by price increases which contributed approximately 5.2% to net sales.

We believe the Volume Point decline for the year ended December 31, 2017, after an increase for 2016, was attributable to a difficult economic environment marked by rising inflation and a weaker peso, as well as the adverse impact during the third quarter of the damaging natural disaster in the greater Mexico City area. Following inception of our Member Activation Program, designed to enhance the quality of sales leaders, we have seen fewer new Members but a higher level of activity among those new Members.

South and Central America

The South and Central America region reported net sales of $474.3 million for the year ended December 31, 2017. Net sales decreased $14.4 million, or 2.9%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 0.4% for the year ended December 31, 2017, as compared to the same period in 2016. Excluding Venezuela, which saw significant price increases in response to a highly inflationary environment, South and Central America local currency net sales decreased 6.0% for the year ended December 31, 2017.

The 2.9% decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a 10.4% decrease in Volume Points, and the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 3.3%. These reductions to net sales were partially offset by price increases which increased net sales by approximately 10.7%. Volume declines have been widespread across the region for both market-specific factors and as Members in many markets continue to transition to sustainable, customer-oriented business practices. The effect of price increases on net sales for the region was largest for the Venezuela market.

In Brazil, the region’s largest market, net sales were $190.6 million for the year ended December 31, 2017. Net sales increased $0.8 million, or 0.4%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 7.7% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $15.3 million on net sales in Brazil for the year ended December 31, 2017. Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold following a lengthy transition period. In addition, we have introduced programs in Brazil that have been successful in other regions to improve Member activity. We are also increasing the number of product access points, enhancing our training efforts, and expanding our product offering, including the recent launch of a soy milk product. Changes in ICMS tax legislation, effective April 2016, reduced net sales by approximately $4.0 million for the first quarter of 2017.

Net sales in Peru were $62.3 million for the year ended December 31, 2017. Net sales decreased $2.2 million, or 3.3%, for the year ended December 31, 2017 as compared to the same period in 2016. In local currency, net sales decreased 6.6% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $2.1 million on net sales for the year ended December 31, 2017. As in other areas of the region, Peru has seen volume declines as it transitions to sustainable, consumption and retailing-oriented business practices. Declines for the year were also attributed to severe inclement weather during the first quarter and changes to the qualification levels for certain promotions that did not achieve their objectives of increasing the number of qualifying Members.

EMEA

The EMEA region reported net sales of $868.7 million for the year ended December 31, 2017. Net sales increased $53.1 million, or 6.5%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.2% for the year ended December 31, 2017, as compared to the same period in 2016. The 6.5% increase in net sales for the year ended December 31, 2017 was primarily the result of an increase in sales volume, as indicated by a 3.7% increase in Volume Points, price increases which increased net sales by approximately 2.4%, and the effect of fluctuations in foreign currency rates, which increased net sales by approximately 2.3%. The increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. Though the EMEA region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $139.4 million for the year ended December 31, 2017. Net sales increased $1.6 million, or 1.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 0.5% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $2.3 million on net sales in Italy for the year ended December 31, 2017. Italy has seen a modest decline in new Members after several years of growth. We are evaluating various Member promotions and training for the market.

Net sales in Russia were $130.4 million for the year ended December 31, 2017. Net sales increased $24.5 million, or 23.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 7.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $16.3 million on net sales in Russia for the year ended December 31, 2017. Product prices in Russia were increased 5% in February 2017 and 5% in March 2016. The market has continued to utilize the Member Activation Program to attract and enhance the quality of new Members. The market has had success with new products, new training and communication approaches, and a program to re-activate former Members.

Net sales in Spain were $103.3 million for the year ended December 31, 2017. Net sales increased $4.5 million, or 4.6%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales in Spain increased 2.5% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $2.0 million on net sales in Spain for the year ended December 31, 2017. Product prices in Spain were increased 2% in July 2017. Spain has benefited from ongoing programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $915.9 million for the year ended December 31, 2017. Net sales increased $2.9 million, or 0.3%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 0.9% for the year ended December 31, 2017, as compared to the same period in 2016. The 0.3% increase in net sales for the year ended December 31, 2017 was primarily the result of an increase in sales volume, as indicated by a 1.2% increase in Volume Points, and price increases which increased net sales by approximately 1.3%, as well as the effect of fluctuations in foreign currency rates, which increased net sales by approximately 1.2%. The increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 2.9%. The Volume Points performance for the region has been mixed by country, with continuing increases in Indonesia and India as well as other markets, offset by declines primarily in South Korea and Taiwan.

Net sales in India were $185.1 million for the year ended December 31, 2017. Net sales increased $17.2 million, or 10.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 6.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $5.8 million on net sales for the year ended December 31, 2017. India has segmented Members into preferred members and distributors as required by local regulations. India continues to expand its product line, add product pickup locations for Members, and utilize an Associate Activation Program.

Net sales in South Korea were $136.8 million for the year ended December 31, 2017. Net sales decreased $41.0 million, or 23.1%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 24.9% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $3.3 million on net sales for the year ended December 31, 2017. The South Korea market has been impacted by Marketing Plan changes, including certain changes unique to the market. We believe these changes and other efforts, including a Member Activation Program that has seen success in the market, support improved retailing opportunity.

Net sales in Indonesia were $133.0 million for the year ended December 31, 2017. Net sales increased $19.1 million, or 16.7%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 17.4% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $0.8 million on net sales for the year ended December 31, 2017. The Indonesia market has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products. We have increased the number of product access points for the market, expanded a city-by-city training and promotion approach, and introduced a Member pack oriented toward business builders.

Net sales in Taiwan were $117.8 million for the year ended December 31, 2017. Net sales decreased $9.6 million, or 7.5%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 12.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $6.7 million on net sales for the year ended December 31, 2017. Taiwan sales have declined versus prior years as the market adjusts to and Members optimize programs and training intended to help Members establish customer-based, sustainable business approaches.

China

Net sales in China were $885.9 million for the year ended December 31, 2017. Net sales increased $17.1 million, or 2.0%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.0% for the year ended December 31, 2017, as compared to the same period in 2016. The net sales increase for the year was the result of price increases effective April 2017, which increased net sales by approximately 3.3%, and an increase in sales volume, as indicated by a 1.4% increase in Volume Points, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.0%.

Although sales volume saw a slight increase for the year ended December 31, 2017, we believe the lower rate of increase in volume versus recent years is attributable to factors such as a reduction in the number of Nutrition Clubs as Members in some cases consolidated smaller clubs into larger, more commercialized clubs; government limitations on companies conducting commercial meetings ahead of the National Congress held this fall; and Member overemphasis on social media business methods over more traditional methods. We have introduced the Member Activation Program for new members, expanded our online ordering platform, added new products for the market, and renewed a branding campaign.

Sales by Product Category

	Year Ended December 31,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,593.6	$(1,899.1)	$2,694.5	$148.0	$2,842.5	$4,621.5	$(1,915.5)	$2,706.0	$158.5	$2,864.5	(0.8)%
Targeted Nutrition	1,749.7	(723.3)	1,026.4	56.4	1,082.8	1,714.7	(710.7)	1,004.0	58.8	1,062.8	1.9%
Energy, Sports and Fitness	426.4	(176.3)	250.1	13.7	263.8	432.9	(179.4)	253.5	14.9	268.4	(1.7)%
Outer Nutrition	151.7	(62.7)	89.0	4.9	93.9	178.2	(73.9)	104.3	6.1	110.4	(14.9)%
Literature, Promotional and Other(1)	137.1	3.2	140.3	4.4	144.7	172.5	3.9	176.4	5.9	182.3	(20.6)%
Total	$7,058.5	$(2,858.2)	$4,200.3	$227.4	$4,427.7	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	(1.4)%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category.
(2)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all product categories, except for Targeted Nutrition, decreased for the year ended December 31, 2017 as compared to the same period in 2016. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,579.1 million for the year ended December 31, 2017, as compared to $3,633.8 million for the same period in 2016. As a percentage of net sales, gross profit for the year ended December 31, 2017 was 80.8% as compared to 81.0% for the same period in 2016, or an unfavorable net decrease of 13 basis points. The gross profit rate for the year ended December 31, 2017 included the unfavorable impact of foreign currency fluctuations of 90 basis points, country mix of 9 basis points, and other cost changes of 9 basis points, partially offset by the favorable impact of retail price increases of 61 basis points and cost savings through strategic sourcing and self-manufacturing of 34 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty Overrides were $1,254.2 million for the year ended December 31, 2017, as compared to $1,272.6 million for the same period in 2016. Royalty Overrides as a percentage of net sales were 28.3% for the year ended December 31, 2017 as compared to 28.4% for the same period in 2016. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,758.6 million for the year ended December 31, 2017, as compared to $1,966.9 million for the same period in 2016. Selling, general and administrative expenses as a percentage of net sales were 39.7% for the year ended December 31, 2017, as compared to 43.8% for the same period in 2016.

The decrease in selling, general and administrative expenses for the year ended December 31, 2017 was driven by the $203.0 million regulatory settlements in 2016; $11.2 million in lower professional fees primarily from lower expenses related to allegations raised by a hedge fund manager and lower expenses related to the recovery of costs from KPMG associated with the re-audit of our 2010 to 2012 financial statements; $9.5 million in lower Member promotion and event costs; $9.2 million in lower travel expenses due to cost control initiatives; and $9.1 million in lower advertising and sponsorship expenses; partially offset by $25.7 million in higher labor and employee benefit costs and $12.4 million in higher service fees to China independent service providers related to sales growth in China.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2017, we recorded approximately $5.0 million of expenses related to this matter, of which approximately $3.2 million was related to legal, advisory and other professional service fees. For the year ended December 31, 2016, we recorded approximately $12.1 million of expenses related to this matter, of which approximately $9.5 million was related to legal, advisory and other professional service fees.

Other Operating Income

Other operating income was $50.8 million for the year ended December 31, 2017, as compared to $63.8 million for the same period in 2016. The decrease in other operating income was due to the arbitration award received in 2016 in connection with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm (See Note 2, Basis of Presentation, to the Consolidated Financial Statements for further discussion); partially offset by an increase in government grant income related to China.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2017	Year Ended December 31, 2016
	(Dollars in millions)
Interest expense	$160.8	$99.3
Interest income	(14.5)	(5.9)
Net Interest Expense	$146.3	$93.4

The increase in net interest expense for the year ended December 31, 2017, as compared to the same period in 2016, was primarily due to the increase in our interest expense due to higher interest rates and increased borrowing amounts relating to our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources. These increases were partially offset by higher interest income resulting from higher cash balances mainly due to the proceeds of the new term loan B.

Other (Income) Expense, Net

The $0.4 million of other income for the year ended December 31, 2017 relates to the gain on the revaluation of the CVR provided to the participants of the modified Dutch auction tender offer that closed in October 2017 (See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements).

Income Taxes

Income taxes were $257.3 million for the year ended December 31, 2017, as compared to $104.7 million for the same period in 2016. As a percentage of pre-tax income, the effective income tax rate was 54.6% for the year ended December 31, 2017, as compared to 28.7% for the same period in 2016. The increase to the effective tax rate for the year ended December 31, 2017, as compared to the same period in 2016, is primarily due to the establishment of a valuation allowance against U.S. foreign tax credits. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Financial Results for the year ended December 31, 2016 compared to the year ended December 31, 2015

Net sales for the year ended December 31, 2016 were relatively flat at $4,488.4 million compared to $4,469.0 million in 2015. In local currency, net sales for the year ended December 31, 2016 increased 6.3% as compared to the same period in 2015. The slight increase in net sales for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as indicated by an increase in Volume Points, and the impact of price increases which increased net sales by approximately 4.6% and 2.2%, respectively. These increases were partially offset by the effect of the strong U.S. dollar and the resulting fluctuation in foreign currency rates which reduced net sales by approximately 5.8%.

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

Net income for the year ended December 31, 2016 included a $203.0 million pre-tax unfavorable impact ($133.0 million post-tax) related to regulatory settlements; a $34.2 million pre-tax favorable impact ($24.3 million post-tax) of government grant income in China; a $29.7 million pre-tax favorable impact ($25.8 million post-tax) related to the arbitration award in connection with the re-audit; a $45.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements); a $16.3 million pre-tax unfavorable impact ($10.8 million post-tax) from expenses related to regulatory inquiries; a $12.1 million pre-tax unfavorable impact ($9.0 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $10.7 million pre-tax unfavorable impact ($7.1 million post-tax) related to the implementation of the Consent Order, comprised of $9.0 million of legal, advisory, and other expenses and $1.7 million of product discounts related to preferred member conversions.

Net income for the year ended December 31, 2015 included a $36.9 million pre-tax unfavorable impact ($23.9 million post-tax), comprised of $32.9 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD II and SIMADI rates, $1.7 million of Venezuela inventory write downs, and a $2.3 million impairment loss on Venezuela bonds; $5.6 million pre-tax unfavorable impact ($3.8 million post-tax) of financing costs from transactions to convert Bolivars to U.S. dollars in 2015; $7.5 million pre-tax favorable impact from foreign exchange gain ($8.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $18.7 million pre-tax unfavorable impact ($13.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $21.4 million pre-tax unfavorable impact ($14.2 million post-tax) from expenses related to regulatory inquiries; a $1.9 million pre-tax favorable impact ($1.2 million post-tax) related to a reduction in the legal reserve for the Bostick case in 2014; a $3.1 million pre-tax favorable impact ($2.0 million post-tax) related to the recovery of a previously impaired defective manufacturing equipment from the vendor; a $42.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $2.0 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $3,619.6 million for the year ended December 31, 2016. Net sales for the Primary Reporting Segment decreased $3.2 million, or 0.1%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 5.7% for the year ended December 31, 2016 as compared to the same period in 2015 for the Primary Reporting Segment. The slight decrease in net sales for the year ended December 31, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates and an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices which reduced net sales by approximately 5.8% and 1.1%, respectively, partially offset by an increase in sales volume, as indicated by an increase in Volume Points and price increases which increased net sales by approximately 4.3% and 2.7%, respectively.

For a discussion of China’s net sales for the year ended December 31, 2016, as compared to the same period in 2015, see the China section of the Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,571.9 million for the year ended December 31, 2016. Contribution margin for the Primary Reporting Segment decreased $26.9 million, or 1.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The 1.7% decrease for the year ended December 31, 2016 was primarily the result of fluctuations in the foreign currency rates which reduced contribution margin by approximately 10.1%, partially offset by an increase in volume, as indicated by an increase in Volume Points, and the favorable impact of price increases, which increased contribution margin by approximately 4.9% and 4.2%, respectively.

China reported contribution margin of $789.3 million for the year ended December 31, 2016. Contribution margin for China increased $26.5 million, or 3.5%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase for the year ended December 31, 2016 was primarily the result of a volume increase, as indicated by an increase in Volume Points, and product mix which increased contribution margin by approximately 7.3% and 1.1%, respectively, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.5%.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Year Ended December 31,
	2016					2015
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$1,587.0	$(721.3)	$865.7	$90.0	$955.7	$1,455.0	$(658.2)	$796.8	$82.7	$879.5	8.7%
Mexico	767.2	(347.6)	419.6	27.0	446.6	822.5	(370.6)	451.9	28.0	479.9	(6.9)%
South & Central America	848.2	(393.5)	454.7	34.0	488.7	954.4	(438.2)	516.2	53.5	569.7	(14.2)%
EMEA	1,398.9	(633.9)	765.0	50.6	815.6	1,296.6	(588.3)	708.3	46.8	755.1	8.0%
Asia Pacific	1,531.9	(656.9)	875.0	38.0	913.0	1,508.3	(637.0)	871.3	67.3	938.6	(2.7)%
China	986.6	(122.4)	864.2	4.6	868.8	957.6	(115.6)	842.0	4.2	846.2	2.7%
Worldwide	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	0.4%

(1)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

North America

The North America region reported net sales of $955.7 million for the year ended December 31, 2016. Net sales increased $76.2 million, or 8.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased by the same 8.7% for the year ended December 31, 2016, as compared to the same period in 2015. The increase in net sales for the year ended December 31, 2016, as compared to the same period in 2015, was a result of a net sales increase in the U.S. of $75.0 million or 8.7%. The 8.7% increase in net sales for the North America region for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as indicated by an increase in Volume Points, which increased net sales by approximately 8.0%, as well as price increases which contributed approximately 0.8% to net sales.

We believe North America’s Volume Point increase for 2016, versus decreases for the prior several years, reflected the positive results of Members having adjusted to the previously disclosed historical revisions in our Marketing Plan. The revisions were intended to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify for sales leader. We also saw a positive impact from customer acquisition promotions for new Members.

Mexico

The Mexico region reported net sales of $446.6 million for the year ended December 31, 2016. Net sales for the year ended December 31, 2016 decreased $33.3 million, or 6.9%, as compared to the same period in 2015. In local currency, net sales for the year ended December 31, 2016 increased 9.6%, as compared to the same period in 2015. The 6.9% decrease in net sales for the year ended December 31, 2016 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 16.5%. This reduction to net sales was partially offset by an increase in sales volume, as indicated by an increase in Volume Points, and price increases which contributed approximately 9.1% and 0.5%, respectively to net sales.

We believe Mexico’s Volume Point increase for 2016 versus a decrease for 2015, reflected the positive results of Members having adjusted to the previously disclosed historical revisions in our Marketing Plan, which include rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). Also significantly, Mexico had instituted customer acquisition promotions for new Members. The Mexico market had also improved service to Members by expanding the number of locations at which Members could pay for and pick up orders.

South and Central America

The South and Central America region reported net sales of $488.7 million for the year ended December 31, 2016. Net sales decreased $81.0 million, or 14.2%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 2.8% for the year ended December 31, 2016, as compared to the same period in 2015. The 14.2% decrease in net sales for the year ended December 31, 2016 was the result of a decline in sales volume, as indicated by a decrease in Volume Points, and fluctuations in foreign currency rates, which reduced net sales by approximately 13.7% and 11.4%, respectively. These reductions to net sales were partially offset by price increases which increased net sales by approximately 11.8%.

We believe the decline in Volume Points for the region for 2016, continuing a trend of declines for prior years, was a result of certain country-specific challenges in the markets making up the region discussed below.

In Brazil, the region’s largest market, net sales were $189.8 million for the year ended December 31, 2016. Net sales decreased $66.9 million, or 26.1%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 20.5% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $14.2 million on net sales in Brazil for the year ended December 31, 2016. Changes in ICMS tax legislation, effective for 2016, reduced net sales by approximately $14 million. Brazil’s net sales decrease for the year ended December 31, 2016 was also attributable to adverse economic and political conditions in the market and foreign currency fluctuations. We believe this challenging business environment contributed to Members in Brazil transitioning more slowly through the previously disclosed Marketing Plan changes implemented compared with other major markets. We introduced programs in Brazil that were successful in other regions to improve member activity and productivity. We also increased the number of product access points, expanded our product offering to promote more frequent consumption moments, and explored product affordability approaches for the market.

Net sales in Peru were $64.4 million for the year ended December 31, 2016. Net sales increased $0.8 million, or 1.3%, for the year ended December 31, 2016 as compared to the same period in 2015. In local currency, net sales increased 7.6% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $4.0 million on net sales for the year ended December 31, 2016. The market saw success with strategies such as Nutrition Clubs and customer acquisition promotions for new Members.

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

EMEA

The EMEA region reported net sales of $815.6 million for the year ended December 31, 2016. Net sales increased $60.5 million, or 8.0%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 14.2% for the year ended December 31, 2016, as compared to the same period in 2015. The 8.0% increase in net sales for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as indicated by an increase in Volume Points, and price increases which increased net sales by approximately 13.8% and 2.1%, respectively. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 6.1%. The EMEA region has had several years of strong growth in sales volume, as indicated by an increase in Volume Points. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region for 2016 is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $137.8 million for the year ended December 31, 2016. Net sales increased $10.8 million, or 8.5%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.7% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.3 million on net sales in Italy for the year ended December 31, 2016. Italy continued to benefit from an organized training approach, events such as city-by-city tours, and efforts to increase brand awareness.

Net sales in Spain were $98.8 million for the year ended December 31, 2016. Net sales increased $12.1 million, or 13.9%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales in Spain increased 14.1% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.2 million on net sales in Spain for the year ended December 31, 2016. Spain continued to increase the number of Member locations such as Nutrition Clubs, and utilized local marketing strategies to increase brand awareness.

Net sales in Russia were $105.9 million for the year ended December 31, 2016. Net sales increased $5.5 million, or 5.5%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 15.9% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $10.5 million on net sales in Russia for the year ended December 31, 2016. Product prices in Russia were increased 5% in March 2016 and 14% in March 2015. Russia continued to emphasize the strategy of building a sustainable business through customer focused activities, including customer acquisition promotions for new Members.

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

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $913.0 million for the year ended December 31, 2016. Net sales decreased $25.6 million, or 2.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 0.6% for the year ended December 31, 2016, as compared to the same period in 2015. The 2.7% decrease in net sales for the year ended December 31, 2016 was primarily due to an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.4% and 2.1%, respectively. This reduction to net sales was partially offset by an increase in sales volume, as indicated by an increase in Volume Points, and price increases which contributed approximately 1.1% and 0.6%, respectively, to net sales. We believe the increases in Volume Points for the region for 2016, despite a significant decline for the South Korea market, were driven by country-specific factors including those discussed below.

Net sales in South Korea were $177.8 million for the year ended December 31, 2016. Net sales decreased $89.2 million, or 33.4%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 31.3% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $5.5 million on net sales for the year ended December 31, 2016. South Korea has been negatively impacted by a number of changes in the Marketing Plan, some of which are unique to South Korea. In addition to the shift in emphasis toward the longer-term sales leader qualification method, we also changed the product discount structure in South Korea and began charging a fee for the Member kit in 2016. Previously, the Member kit in South Korea was free. While we believed these changes would benefit the market in the long term, they resulted in sales declines as sales leaders continued to adapt to these new methods of operation.

Net sales in India were $167.9 million for the year ended December 31, 2016. Net sales decreased $1.5 million, or 0.9%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 3.7% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $7.7 million on net sales for the year ended December 31, 2016. In May 2016, we introduced a customer acquisition promotion which we believe contributed to higher sales leader activity and productivity compared to the same period in 2015. India continued to expand its product line.

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

Net sales in Indonesia were $113.9 million for the year ended December 31, 2016. Net sales increased $27.8 million, or 32.2%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 31.3% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.8 million on net sales for the year ended December 31, 2016. Indonesia had price increases of 3% in September 2016 and 6% in October 2015. The Indonesia market continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products. We increased the number of product access points for the market as well.

China

Net sales in China were $868.8 million for the year ended December 31, 2016. Net sales increased $22.6 million, or 2.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.5% for the year ended December 31, 2016, as compared to the same period in 2015. The net sales increase for the year was primarily the result of an increase in sales volume, as indicated by an increase in Volume Points, of approximately 7.4%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.8%.

We saw continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Preferred Customer program, a Healthy Active Lifestyle program and supported by ongoing investments in advertising, corporate social responsibility and brand awareness. We continued to enhance service provider support and product access in China through online and mobile platforms. We believe the lower rate of sales volume increase for the year compared with recent years, including a volume decline for the fourth quarter of 2016, as indicated by a decrease in Volume Points, were attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods.

Sales by Product Category

	Year Ended December 31,
	2016					2015
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,621.5	$(1,915.5)	$2,706.0	$158.5	$2,864.5	$4,567.1	$(1,888.7)	$2,678.4	$184.4	$2,862.8	0.1%
Targeted Nutrition	1,714.7	(710.7)	1,004.0	58.8	1,062.8	1,620.0	(670.0)	950.0	65.4	1,015.4	4.7%
Energy, Sports and Fitness	432.9	(179.4)	253.5	14.9	268.4	400.2	(165.5)	234.7	16.2	250.9	7.0%
Outer Nutrition	178.2	(73.9)	104.3	6.1	110.4	212.1	(87.7)	124.4	8.6	133.0	(17.0)%
Literature, Promotional and Other(1)	172.5	3.9	176.4	5.9	182.3	195.0	4.0	199.0	7.9	206.9	(11.9)%
Total	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	0.4%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category.
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

Other (Income) Expense, Net

There was no other (income) expense, net for the year ended December 31, 2016 as compared to $2.3 million for the same period in 2015. The decrease in other (income) expense, net, for the year ended December 31, 2016, as compared to the same period in 2015, was due to no other-than-temporary impairment losses recognized during the year ended December 31, 2016 as compared to the same period in 2015 in which losses were incurred in connection with our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $104.7 million for the year ended December 31, 2016, as compared to $147.3 million for the same period in 2015. As a percentage of pre-tax income, the effective income tax rate was 28.7% for the year ended December 31, 2016, as compared to 30.3% for the same period in 2015. The decrease to the effective tax rate for the year ended December 31, 2016, as compared to the same period in 2015, is primarily due to the increase in net benefits in the geographic mix of our income. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $3.9 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,278.8 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2017 and 2016.

For the year ended December 31, 2017, we generated $590.8 million of operating cash flow, as compared to $367.3 million for the same period in 2016. The increase in our operating cash flow was the result of higher non-cash items and favorable changes in operating assets and liabilities, partially offset by lower net income. The increase in non-cash items was primarily the result of changes in deferred income taxes mainly due to the impact of the U.S. Tax Reform. The favorable change in operating assets and liabilities was primarily the result of favorable changes in inventories, prepaid expenses and other current assets; partially offset by unfavorable changes in receivables and other current liabilities. The decrease in net income was primarily the result of lower contribution margin due to lower net sales, higher interest expense from the new credit facility, and higher income taxes also mainly due to the impact of the U.S. Tax Reform; partially offset by lower selling, general, and administrative expenses mainly due to the $203.0 million regulatory settlements in 2016. The changes in our deferred income taxes related to the U.S. Tax Reform has no net impact on our operating cash flow, as it decreased our net income by $153.3 million, and increased our non-cash adjustments to net income by $153.3 million.

For the year ended December 31, 2016, we generated $367.3 million of operating cash flow, as compared to $628.7 million for the same period in 2015. The decrease in our operating cash flow was the result of lower net income, lower non-cash items, and net unfavorable changes in operating assets and liabilities. The decrease in net income was primarily the result of the $203.0 million in regulatory settlements, partially offset by lower income taxes, higher other operating income related to the government grants in China, and the arbitration award related to the re-audit. The change in operating assets and liabilities was primarily the result of changes in inventories; changes in prepaid expenses and other current assets primarily related to lower prepaid non-income taxes; changes in accrued expenses and accrued compensation primarily related to higher employee bonus payments; and changes in income taxes. The lower non-cash items were primarily the result of the decrease in foreign exchange losses related to Venezuela.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2017, 2016, and 2015 were $95.1 million, $144.3 million, and $79.1 million, respectively. The majority of these expenditures represented investments in management information systems including the upgrade of our Oracle enterprise wide systems which went live in August 2017, manufacturing facilities both domestically and internationally, and initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $115 million to $155 million for the full year of 2018.

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

Senior Secured Credit Facility

In May 2015, we amended our prior senior secured credit facility, or the Prior Credit Facility, and our $700 million borrowing capacity on our prior revolving credit facility, or the Prior Revolving Credit Facility, was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity to $425.0 million as of December 31, 2016. We repaid in full our $500 million term loan under the Prior Credit Facility, or the Prior Term Loan, on March 9, 2016. On February 15, 2017, we entered into a $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150.0 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023. However, if the outstanding principal on the Convertible Notes, as defined below, exceeds $250.0 million and we exceed certain leverage ratios on February 14, 2019, the Revolving Credit Facility will mature on such date. In addition, if the outstanding principal on the Convertible Notes, as defined below, exceeds $250.0 million and we exceed certain leverage ratios on May 16, 2019, the Term Loan will mature on such date. The Credit Facility is secured by certain assets of Herbalife Ltd. and certain of its subsidiaries.

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2017 and December 31, 2016, we were compliant with our debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million, which began on June 30, 2017. Interest is due at least quarterly on amounts outstanding on the Credit Facility. In addition, we may be required to make mandatory prepayments towards the Term Loan based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the credit agreement. We are also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity. We currently do not expect to make a mandatory prepayment toward the Term Loan based on our 2017 excess cash flow calculation as defined under the terms of the Credit Facility.

During the year ended December 31, 2017, we repaid a total amount of $483.1 million, which includes $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the year ended December 31, 2016, we borrowed an aggregate amount of $200.0 million and paid a total amount of $429.7 million under the Prior Credit Facility. As of December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,226.9 million. There were no amounts outstanding on the Revolving Credit Facility as of December 31, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of December 31, 2017 and 2016 under the Credit Facility and the Prior Credit Facility, respectively. On December 31, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 6.79% and 4.29%, respectively.

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

Contractual Obligations

The following summarizes our contractual obligations including interest as of December 31, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2018	2019 - 2020	2021 - 2022	2023 & Thereafter
	(Dollars in millions)
Convertible senior notes	$1,196.0	$23.0	$1,173.0	$—	$—
Borrowings under the senior secured credit facility(1)	1,590.4	182.8	344.8	316.7	746.1
Operating leases	229.0	51.6	72.9	31.3	73.2
Purchase obligations and other commitments	161.1	125.6	23.8	11.7	—
Total(2)	$3,176.5	$383.0	$1,614.5	$359.7	$819.3

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective as of December 31, 2017.
(2)

Our consolidated balance sheet as of December 31, 2017 included $55.8 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2017 and December 31, 2016, the total amount of our foreign subsidiary cash and cash equivalents was $1,133.5 million and $316.2 million, respectively, of which $633.3 million and $28.2 million, respectively, was invested in U.S. dollars. The increase in our foreign subsidiary U.S. dollar denominated cash and cash equivalents primarily relates to our borrowings from our Credit Facility executed on February 15, 2017. As of December 31, 2017 and December 31, 2016, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $145.3 million and $527.8 million, respectively.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2017, our U.S. consolidated group had approximately $97.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2017, our parent, Herbalife Ltd., had $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2017, we do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had approximately $233 million of remaining authorized capacity. This share repurchase program allows us, which includes an indirect wholly subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by management as market conditions warrant. The Credit Facility permits us to repurchase common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met.

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements for a further discussion on the Forward Transactions.

During the year ended December 31, 2017, one of our indirect wholly owned subsidiaries purchased approximately 5.0 million of our common shares through open market purchases at an aggregate cost of approximately $328.6 million, or an average cost of $65.61 per share. These share repurchases reduced our total shareholders’ equity and are reflected at cost within our accompanying consolidated balance sheet. Although these shares are owned by an indirect wholly owned subsidiary of us, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. Our common shares held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of our shareholders. As of December 31, 2017, we held approximately 5.0 million of treasury shares for U.S. GAAP purposes. In October 2017, our parent completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 6.7 million of our common shares at an aggregate cost of approximately $457.8 million, or $68.00 per share. In total, we repurchased 11.7 million of our common shares at an aggregate cost of approximately $786.4 million, or an average cost of $66.98 per share, during the year ended December 31, 2017. We did not repurchase any of our common shares in the open market during the years ended December 31, 2016 and 2015. As of December 31, 2017, the remaining authorized capacity under our $1.5 billion share repurchase program was $713.6 million. See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements for a further discussion on our share repurchases.

In connection with the tender offer, we incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event we are acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within our consolidated balance sheet with corresponding gains or losses being recognized in non-operating expense (income) within our consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction. As of December 31, 2017, the fair value of the CVR was $6.9 million.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. See Note 8, Shareholders’ (Deficit) Equity, to the Consolidated Financial Statements for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of December 31, 2017 and December 31, 2016, we had positive working capital of $953.5 million and $671.0 million, respectively, or an increase of $282.5 million. This increase was primarily due to the increase in cash and cash equivalents; partially offset by decreases in inventories, and prepaid expenses and other current assets; and the increase in the current portion of long-term debt primarily related to the Credit Facility entered into on February 15, 2017.

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

Quarterly Results of Operations

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(In millions except per share data)
Operations:
Net sales	$1,093.3	$1,085.4	$1,146.9	$1,102.1	$1,045.0	$1,122.0	$1,201.8	$1,119.6
Cost of sales	209.8	215.4	218.8	204.6	196.1	209.1	236.3	213.1
Gross profit	883.5	870.0	928.1	897.5	848.9	912.9	965.5	906.5
Royalty overrides	310.1	310.1	318.9	315.1	303.7	320.3	336.7	311.9
Selling, general and administrative expenses	431.6	445.2	443.2	438.6	421.7	441.3	676.8	427.1
Other operating income	(7.3)	(4.6)	(38.9)	—	(34.7)	(0.2)	(28.1)	(0.8)
Operating income	149.1	119.3	204.9	143.8	158.2	151.5	(19.9)	168.3
Interest expense, net	39.8	38.4	37.9	30.2	23.3	22.1	23.1	24.9
Other (income) expense, net	(0.4)	—	—	—	—	—	—	—
Income before income taxes	109.7	80.9	167.0	113.6	134.9	129.4	(43.0)	143.4
Income taxes	173.1	26.4	29.4	28.4	35.5	41.7	(20.1)	47.6
Net (loss) income	$(63.4)	$54.5	$137.6	$85.2	$99.4	$87.7	$(22.9)	$95.8
(Loss) Earnings per share
Basic	$(0.87)	$0.69	$1.69	$1.03	$1.19	$1.06	$(0.28)	$1.16
Diluted	$(0.87)	$0.66	$1.61	$0.98	$1.16	$1.01	$(0.28)	$1.12
Weighted average shares outstanding
Basic	72.9	79.6	81.4	83.1	83.2	83.1	83.0	82.8
Diluted	72.9	83.0	85.3	86.7	86.0	86.4	83.0	85.6

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2017.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2017, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buy backs were approximately 0.1% of product sales for each of the years ended December 31, 2017, 2016, and 2015.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $30.8 million and $25.5 million to present them at their lower of cost and net realizable value, in our consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2017 and December 31, 2016, we had goodwill of approximately $96.9 million and $89.9 million, respectively. As of both December 31, 2017 and December 31, 2016, we had marketing-related intangible assets of approximately $310.0 million. The increase in goodwill during the year ended December 31, 2017 was due to cumulative translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the years ended December 31, 2017, 2016, and 2015.

Contingencies are accounted for in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 450, Contingencies, or ASC 450. ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible as required by ASC 450. Accounting for contingencies such as legal and non-income tax matters requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to us actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contains several key tax provisions that affect the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements for a further discussion of the U.S. Tax Reform.

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

New Accounting Pronouncements

See discussion under Note 2, Basis of Presentation, to the Consolidated Financial Statements for information on new accounting pronouncements.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2017 and December 31, 2016, the aggregate notional amounts of these contracts outstanding were approximately $104.9 million and $90.0 million, respectively. As of December 31, 2017, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2017, we recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, we recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2017 and December 31, 2016.

As of December 31, 2017 and December 31, 2016, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring one month as of December 31, 2017 and December 31, 2016, respectively.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements for a description of foreign currency forward contracts that were outstanding as of December 31, 2017 and 2016, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and cash equivalents in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2017, the aggregate annual maturities of the Credit Facility were expected to be $97.5 million for 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million for 2023. As of December 31, 2017, the fair value of the Term Loan was approximately $1,226.1 million and the carrying value was $1,190.2 million. There were no outstanding borrowings on the Revolving Credit Facility as of December 31, 2017. The fair value of the Prior Credit Facility approximated its carrying value of $410.0 million as of December 31, 2016. The Credit Facility bears and the Prior Credit Facility bore variable interest rates, and on December 31, 2017 and December 31, 2016, the weighted average interest rate of the Credit Facility and the Prior Credit Facility was 6.79% and 4.29%, respectively. As of December 31, 2017 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $1,066.0 million and the carrying value was $1,070.0 million. As of December 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $961.3 million and the carrying value was $1,024.8 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense could increase or decrease by approximately $12.3 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2017 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2017.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(h)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(f)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(f)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(h)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(j)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(j)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(m)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(m)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(d)

10.17#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.18#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

Exhibit Number	Description	Reference

10.19#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.20#	Amended and Restated Non-Management Directors Compensation Plan	(i)

10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(i)

10.22#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(j)

10.23#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(j)

10.24

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(j)

10.25

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(m)

10.26#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.27

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(e)

10.28	Form of Forward Share Repurchase Confirmation	(f)

10.29	Form of Base Capped Call Confirmation	(f)

10.30	Form of Additional Capped Call Confirmation	(f)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(f)

10.32#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(j)

10.33	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(g)

10.34

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(h)

10.35#	Herbalife Ltd. Executive Incentive Plan	(j)

10.36	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(k)

Exhibit Number	Description	Reference

10.37

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(k)

10.38#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(l)

10.39#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(l)

10.40#	Herbalife International of America, Inc. Executive Officer Severance Plan	(l)

10.41

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

(l)

10.42#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(m)

10.43	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017.	(n)

10.44	Contingent Value Rights Agreement by and between Herbalife Ltd. and Computershare Trust Company, N.A., as Administrative Agent, dated as of October 11, 2017	(o)

10.45#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(d)

10.46#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	*

10.47#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	*

10.48#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	*

10.49#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	*

10.50#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	*

10.51#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	*

21.1	Subsidiaries of the Registrant	*

23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

Exhibit Number	Description	Reference

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(e)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(g)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(h)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(i)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(j)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(k)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(m)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(n)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(o)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for unrealized excess tax benefits in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 22, 2018

We have served as the Company’s auditor since 2013.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,278.8	$844.0
Receivables, net of allowance for doubtful accounts	93.3	70.3
Inventories	341.2	371.3
Prepaid expenses and other current assets	147.0	176.9
Total current assets	1,860.3	1,462.5
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	377.5	378.0
Marketing related intangibles and other intangible assets, net	310.1	310.1
Goodwill	96.9	89.9
Other assets	250.3	324.9
Total assets	$2,895.1	$2,565.4
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$67.8	$66.0
Royalty overrides	277.7	261.2
Current portion of long-term debt	102.4	9.5
Other current liabilities	458.9	454.8
Total current liabilities	906.8	791.5
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,165.7	1,438.4
Other non-current liabilities	157.3	139.2
Total liabilities	3,229.8	2,369.1
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 82.3 million (2017) and 93.1 million (2016) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	407.3	467.6
Accumulated other comprehensive loss	(165.4)	(205.1)
Accumulated deficit	(248.1)	(66.3)
Treasury stock, at cost, 5.0 million shares (2017)	(328.6)	—
Total shareholders’ (deficit) equity	(334.7)	196.3
Total liabilities and shareholders’ (deficit) equity	$2,895.1	$2,565.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(In millions, except per share amounts)
Net sales	$4,427.7	$4,488.4	$4,469.0
Cost of sales	848.6	854.6	856.0
Gross profit	3,579.1	3,633.8	3,613.0
Royalty overrides	1,254.2	1,272.6	1,251.4
Selling, general and administrative expenses	1,758.6	1,966.9	1,784.5
Other operating income	(50.8)	(63.8)	(6.5)
Operating income	617.1	458.1	583.6
Interest expense	160.8	99.3	100.5
Interest income	14.5	5.9	5.6
Other (income) expense, net	(0.4)	—	2.3
Income before income taxes	471.2	364.7	486.4
Income taxes	257.3	104.7	147.3
NET INCOME	$213.9	$260.0	$339.1
Earnings per share
Basic	$2.70	$3.13	$4.11
Diluted	$2.58	$3.02	$3.97
Weighted average shares outstanding
Basic	79.2	83.0	82.6
Diluted	82.9	86.1	85.3

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(In millions)
Net income	$213.9	$260.0	$339.1
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $5.7 (2017), $5.2 (2016), and $(7.2) (2015)	44.9	(32.5)	(86.6)
Unrealized loss on derivatives, net of income taxes of $— (2017), $(0.3) (2016), and $(0.6) (2015)	(5.2)	(7.0)	(0.6)
Other, net of income taxes of $— (2017), $0.1 (2016), and $(0.1) (2015)	—	(0.1)	(0.1)
Total other comprehensive income (loss)	39.7	(39.6)	(87.3)
Total comprehensive income	$253.6	$220.4	$251.8

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Treasury Stock	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	(In millions, except per share amounts)
Balance as of December 31, 2014	$0.1	$—	$409.1	$(78.2)	$(665.4)	$(334.4)
Issuance of 1.0 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.8			2.8
Excess tax deficit from exercise of stock options, SARs and restricted stock grants			(2.0)			(2.0)
Additional capital from share-based compensation			44.9			44.9
Repurchases of 0.4 million common shares	—		(16.6)			(16.6)
Net income					339.1	339.1
Foreign currency translation adjustment, net of income taxes of $(7.2)				(86.6)		(86.6)
Unrealized loss on derivatives, net of income taxes of $(0.6)				(0.6)		(0.6)
Other, net of income taxes of $(0.1)				(0.1)		(0.1)
Balance as of December 31, 2015	$0.1	$—	$438.2	$(165.5)	$(326.3)	$(53.5)
Issuance of 0.6 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.0			2.0
Excess tax benefit from exercise of stock options, SARs and restricted stock grants			0.4			0.4
Additional capital from share-based compensation			40.2			40.2
Repurchases of 0.2 million common shares	—		(13.2)			(13.2)
Net income					260.0	260.0
Foreign currency translation adjustment, net of income taxes of $5.2				(32.5)		(32.5)
Unrealized loss on derivatives, net of income taxes of $(0.3)				(7.0)		(7.0)
Other, net of income taxes of $0.1				(0.1)		(0.1)
Balance as of December 31, 2016	$0.1	$—	$467.6	$(205.1)	$(66.3)	$196.3
Issuance of 1.9 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.1			2.1
Additional capital from share-based compensation			42.1			42.1
Repurchases of 12.7 million common shares	—	(328.6)	(101.7)		(425.4)	(855.7)
Net income					213.9	213.9
Foreign currency translation adjustment, net of income taxes of $5.7				44.9		44.9
Unrealized loss on derivatives, net of income taxes of $—				(5.2)		(5.2)
Cumulative effect of accounting change and other, net of income taxes of $—			(2.8)	—	29.7	26.9
Balance as of December 31, 2017	$0.1	$(328.6)	$407.3	$(165.4)	$(248.1)	$(334.7)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213.9	$260.0	$339.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.8	98.3	98.0
Share-based compensation expenses	42.1	40.2	44.9
Non-cash interest expense	60.2	55.7	56.2
Deferred income taxes	97.8	(36.4)	(38.2)
Inventory write-downs	20.7	15.8	25.3
Foreign exchange transaction loss	2.4	3.7	26.6
Other	1.9	(11.7)	10.8
Changes in operating assets and liabilities:
Receivables	(22.2)	—	(6.2)
Inventories	37.9	(71.6)	(30.5)
Prepaid expenses and other current assets	38.3	0.8	19.8
Accounts payable	(5.0)	(1.3)	6.0
Royalty overrides	6.0	20.9	21.6
Other current liabilities	(17.1)	12.4	73.5
Other	14.1	(19.5)	(18.2)
NET CASH PROVIDED BY OPERATING ACTIVITIES	590.8	367.3	628.7
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(95.5)	(143.4)	(79.0)
Investments in Venezuelan bonds	—	—	(0.1)
Other	(2.3)	2.1	5.7
NET CASH USED IN INVESTING ACTIVITIES	(97.8)	(141.3)	(73.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from senior secured credit facility, net of discount	1,274.0	200.0	—
Principal payments on senior secured credit facility and other debt	(494.5)	(438.8)	(227.6)
Debt issuance costs	(22.6)	—	(6.2)
Share repurchases	(844.2)	(13.2)	(16.6)
Other	2.1	(0.3)	0.4
NET CASH USED IN FINANCING ACTIVITIES	(85.2)	(252.3)	(250.0)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	27.0	(19.5)	(60.9)
NET CHANGE IN CASH AND CASH EQUIVALENTS	434.8	(45.8)	244.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	844.0	889.8	645.4
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,278.8	$844.0	$889.8
CASH PAID DURING THE YEAR
Interest paid	$100.7	$45.4	$50.5
Income taxes paid	$158.8	$162.9	$168.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Herbalife Ltd., a Cayman Islands exempted company with limited liability was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife Ltd. and its subsidiaries.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update became effective for the Company’s reporting period beginning January 1, 2017. This guidance requires the Company to recognize excess tax benefits on share-based compensation arrangements in its tax provision, instead of in shareholders’ (deficit) equity as under the previous guidance. During the year ended December 31, 2017, the Company recorded $31.1 million of excess tax benefits in its tax provision. In addition, these amounts are now required to be classified as an operating activity in the Company’s statement of cash flows rather than a financing activity. The Company has elected to present the cash flow statement using a prospective transition method and prior periods have not been adjusted. In addition, the Company has made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The adoption of this guidance also increased the Company’s number of shares used in its calculation of fully diluted earnings per share due to the reduction in assumed proceeds under the treasury stock method which also impacts how the Company determines its earnings per share calculation. Upon adoption of this guidance on January 1, 2017, the Company also recognized $29.6 million of its unrealized excess tax benefits as deferred tax assets on its consolidated balance sheet with a corresponding increase to its retained earnings.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company plans to adopt Topic 606, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 will be presented under Topic 606, while prior period amounts will not be adjusted and will be reported in accordance with Topic 605. The financial statement impact of the adoption of the new standard is not expected to be material.

Below is a summary of the Company’s analysis under Topic 606:

The Company will generally continue to recognize revenue when product is delivered to its Members. For China independent service providers, and for third party importers utilized in certain other countries where sales historically have not been material, the Company will continue to recognize revenue based on the Company’s estimate of when the service provider or third party importer sells the products because the Company is deemed to be the principal party of these product sales under Topic 606 due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third party importers; this timing difference relating to the Company recognizing revenues when these third party entities sell the products compared to when the Company delivers the products to them did not have a material impact to the Company’s consolidated net sales for the periods presented.

The Company’s Members, excluding its China independent service providers, may receive distributor allowances, which are comprised of discounts, rebates and wholesale commission payments from the Company. Pursuant to Topic 606, the distributor allowances resulting from the Company’s sales of its products to its Members will continue to be recorded against net sales because the distributor allowances represent discounts from the suggested retail price.

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides will continue to be classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third party importers utilized in certain other countries for providing marketing, selling, and customer support services. Under Topic 606, as the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third party importers for the services they provide will be recorded within Selling, general & administrative expenses. Currently, under Topic 605, the service fees payable to its China independent service providers are similarly recognized within Selling, general & administrative expenses as they will be under Topic 606. However, under Topic 605, the compensation received by third party importers for the services they provide, which represents the discount provided to them, is recorded as a reduction to net sales, which differs from the treatment under Topic 606 as described above. This change in the accounting treatment under Topic 606 of the compensation for services provided by the Company’s third party importers will not impact the Company’s consolidated net income and is not material to the Company’s consolidated net sales for the fiscal years presented.

The Company also reviewed its United States business and the changes required to be made pursuant to the FTC consent order. The Company has concluded that there will be no material financial impact under Topic 606 and the Company will continue to recognize revenues when it delivers the products to its United States Members; its distributor allowances, inclusive of discounts and wholesale commissions, will continue to be recorded as a reduction to net sales, and royalty overrides will continue to be classified as an operating expense under Topic 606.

Shipping and handling services relating to product sales will be recognized as fulfillment activities on the Company’s performance obligation to transfer products and will therefore be recorded within net sales as part of product sales and will not be considered as separate revenues under Topic 606. Shipping and handling costs paid by the Company are currently included in cost of sales and these costs will continue to be recorded to cost of sales under Topic 606.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued additional updates to Topic 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements; however, increases in both assets and liabilities are expected.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on eight specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this update should be applied retrospectively. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and must be applied retrospectively. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements but will result in a change in the presentation of restricted cash and restricted cash equivalents in the Company’s consolidated statement of cash flows.

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

Reclassifications

In order to improve and simplify the Company’s financial statements, the following reclassifications have been made:

Certain reclassifications were made to the prior period consolidated balance sheets, the consolidated statements of comprehensive income and the consolidated statements of cash flows to conform to the current period presentation. See Note 14, Detail of Certain Balance Sheet Accounts, for further information on certain balance sheet items that are combined for financial statement presentation and reclassifications.

The Company also combined its shipping and handling revenues with its product sales into a single net sales caption in order to conform to the current period presentation as permitted under Regulation S-X. Shipping and handling revenues related to product sales were $227.4 million, $244.2 million, and $282.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, and represent less than 7% of the Company’s consolidated net sales during each of those years.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $13.7 million, $11.4 million, and $34.7 million, for the years ended December 31, 2017, 2016, and 2015, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela.

Forward Exchange Contracts

The Company enters into foreign currency derivatives, primarily comprised of foreign currency forward contracts, in managing its foreign exchange risk on sales to Members, inventory purchases denominated in foreign currencies, and intercompany transactions and loans. The Company does not use the contracts for trading purposes.

In accordance with FASB ASC, Topic 815, Derivatives and Hedging, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an ongoing basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statement of cash flows, respectively. As of December 31, 2017 and December 31, 2016, the Company did not owe any amounts to this financial institution.
Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $68.1 million and $51.8 million as of December 31, 2017 and 2016, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2017 and 2016. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2017, 2016, and 2015, the Company recorded $0.9 million, $1.0 million, and $3.7 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2017 and 2016, the Company’s allowance for doubtful accounts was $1.2 million and $1.3 million, respectively. As of December 31, 2017 and 2016, the majority of the Company’s total outstanding accounts receivable were current.

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

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	The fair value of available-for-sale investments are based on prices of similar assets traded in active markets and observable yield curves;
•	The fair value of option and forward contracts are based on dealer quotes;
•	The Company’s variable rate revolving credit facility is recorded at carrying value and is considered to approximate its fair value;
•	The fair value of the outstanding borrowings on the Company’s term loan under its senior secured credit facility is determined by utilizing over-the-counter market quotes;
•

The Company’s convertible senior notes issued in February 2014, or the Convertible Notes, are recorded at carrying value, and their fair value is determined using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Notes trading price, volatility and dividend yield as of December 31, 2017, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. See Note 4, Long-Term Debt for a further description; and

•

The fair value of the CVR provided to participants in connection with the modified Dutch auction tender offer completed in October 2017, is based on a lattice model, which includes inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. See Note 8, Shareholders’ (Deficit) Equity for a further description of the tender offer and the CVR.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $8.4 million, $7.9 million, and $8.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, the Company’s remaining unamortized debt issuance cost was $26.2 million and $11.9 million, respectively.

Long-Lived Assets

As of December 31, 2017 and 2016, the Company’s net property, plant and equipment consisted of the following (in millions):

	December 31,
	2017	2016
Property, plant and equipment — at cost:
Land and building	$51.0	$51.0
Furniture and fixtures	26.7	25.9
Equipment	803.5	719.8
Building and leasehold improvements	199.0	185.7
	1,080.2	982.4
Less: accumulated depreciation and amortization	(702.7)	(604.4)
Net property, plant and equipment	$377.5	$378.0

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. The Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. In April 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values. As of December 31, 2017 and 2016, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheets.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, was $157.3 million and $145.7 million as of December 31, 2017 and 2016, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $80.1 million, $80.7 million, and $82.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2017, 2016, and 2015, there were no additions to goodwill or marketing related intangible assets or impairments of goodwill or marketing related intangible assets. As of December 31, 2017 and 2016, the marketing-related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2017 and 2016, the goodwill balance was $96.9 million and $89.9 million, respectively. The increase in goodwill during the year ended December 31, 2017 was due to cumulative translation adjustments.

Other Assets

Other assets on the Company’s accompanying consolidated balance sheets include deferred tax assets of $77.5 million and $155.2 million as of December 31, 2017 and 2016, respectively. See Note 14, Detail of Certain Balance Sheet Accounts, for a further description of other assets.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contains several key tax provisions that affect the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, for a further description on income taxes and the impact of the U.S. Tax Reform.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty Overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of December 31, 2017, the Company believes that the cap to distributor compensation will not be applicable for the year ended December 31, 2017.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, the effective portion of the unrealized gains or losses on derivatives, and unrealized gains or losses on available-for-sale investments. See Note 8, Shareholders’ (Deficit) Equity, for the description and detail of the components of accumulated other comprehensive loss.

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the years ended December 31, 2017, 2016, and 2015, the Company recognized government grant income of approximately $50.8 million, $34.2 million, and $6.5 million, respectively, in other operating income within its consolidated statements of income, related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $55.7 million, $64.8 million, and $66.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, stock appreciation rights, or SARs, and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in millions):

	Year Ended December 31,
	2017	2016	2015
Weighted average shares used in basic computations	79.2	83.0	82.6
Dilutive effect of exercise of equity grants outstanding	3.7	3.1	2.7
Weighted average shares used in diluted computations	82.9	86.1	85.3

There were an aggregate of 3.4 million, 4.5 million, and 5.4 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2017, 2016, and 2015, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the years ended December 31, 2017, 2016, and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2017, 2016, and 2015. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The capped call transactions executed in connection with the issuance of the Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the forward transactions executed in connection with the issuance of the Convertible Notes are treated as retired shares for basic and diluted EPS purposes, although they remain legally outstanding. See Note 4, Long-Term Debt, for additional discussion regarding the capped call transactions and forward transactions.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. See Note 10, Segment Information, for information regarding net sales by geographic area.

Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and the related shipping and handling revenues. Shipping and handling revenues related to product sales were $227.4 million, $244.2 million, and $282.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.9 million, $3.9 million, and $3.9 million as of December 31, 2017, 2016, and 2015, respectively. Product returns were $4.4 million, $4.5 million, and $5.0 million during the years ended December 31, 2017, 2016, and 2015, respectively.

Non-Cash Investing and Financing Activities

During the years ended December 31, 2017, 2016, and 2015, the Company recorded $10.1 million, $12.7 million, and $12.3 million, respectively, of non-cash capital expenditures. In addition, during the year ended December 31, 2015, the Company recorded $15.0 million of a non-cash release of deposits in escrow that were used to reduce the Company’s accrued expense liability.

During the years ended December 31, 2017, 2016, and 2015, the Company recorded $2.3 million, $20.8 million, and $17.3 million of non-cash borrowings that were used to finance software maintenance. Additionally, see Note 8, Shareholders’ (Deficit) Equity, for information on the Company’s non-cash financing activities related to the non-transferable contractual contingent value right, or CVR, in connection with the Company’s modified Dutch auction tender offer, as well as share repurchases for which payment was made subsequent to year end.

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

3. Inventories

The following are the major classes of inventory (in millions):

	December 31,
	2017	2016
Raw materials	$44.2	$49.3
Work in process	4.8	3.9
Finished goods	292.2	318.1
Total	$341.2	$371.3

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2017	2016
	(In millions)
Borrowings under prior senior secured credit facility, carrying value	$—	$410.0
Borrowings under new senior secured credit facility, carrying value	1,190.2	—
Convertible senior notes, carrying value of liability component	1,070.0	1,024.8
Other	7.9	13.1
Total	2,268.1	1,447.9
Less: current portion	102.4	9.5
Long-term portion	$2,165.7	$1,438.4

Senior Secured Credit Facility

On May 4, 2015, the Company amended its prior senior secured credit facility, or the Prior Credit Facility, to extend the maturity date of its revolving credit facility, or the Prior Revolving Credit Facility, by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on its $500 million term loan under the Prior Credit Facility, or the Prior Term Loan, and the Prior Revolving Credit Facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its Prior Revolving Credit Facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015. The Prior Term Loan matured on March 9, 2016 and was repaid in full. The total available borrowing capacity under the Prior Revolving Credit Facility was $425.0 million as of December 31, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Prior Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Prior Credit Facility increased by 2.00% such that borrowings under the Prior Credit Facility began bearing interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. These debt issuance costs were recorded on the Company’s consolidated balance sheet and were amortized over the life of the Prior Revolving Credit Facility.

On February 15, 2017, the Company entered into a new $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150.0 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023. However, if the outstanding principal on the Convertible Notes, as defined below, exceeds $250.0 million and the Company exceeds certain leverage ratios on February 14, 2019, the Revolving Credit Facility will mature on such date. In addition, if the outstanding principal on the Convertible Notes, as defined below, exceeds $250.0 million and the Company exceeds certain leverage ratios on May 16, 2019, the Term Loan will mature on such date. The Credit Facility is secured by certain assets of Herbalife Ltd. and certain of its subsidiaries.

The Term Loan was issued to the Lenders at a 2% discount, or $26.0 million. In connection with the Credit Facility, the Company also repaid the $410.0 million outstanding balance on its Prior Revolving Credit Facility. The Company incurred approximately $22.6 million of debt issuance costs in connection with the Credit Facility. The debt issuance costs and the discount are recorded on the Company’s consolidated balance sheet and are being amortized over the life of the Credit Facility using the effective interest method.

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

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2017 and December 31, 2016, the Company was in compliance with its debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million which began on June 30, 2017. In addition, the Company may be required to make mandatory prepayments towards the Term Loan based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the Credit Facility. The Company is also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity. The Company currently does not expect to make a mandatory prepayment toward the Term Loan based on its 2017 excess cash flow calculation as defined under the terms of the Credit Facility.

On December 31, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 6.79% and 4.29%, respectively.

During the year ended December 31, 2017, the Company repaid a total amount of $483.1 million, including $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the year ended December 31, 2016, the Company borrowed an aggregate amount of $200.0 million and paid a total amount of $429.7 million under the Prior Credit Facility. As of December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,226.9 million. There were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of December 31, 2017 and 2016 under the Credit Facility and the Prior Credit Facility, respectively.

During the year ended December 31, 2017, the Company recognized $82.2 million of interest expense relating to the Term Loan, which included $4.2 million relating to non-cash interest expense relating to the debt discount and $2.8 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2017, the carrying amount of the Term Loan was $1,190.2 million and the fair value was approximately $1,226.1 million. There were no amounts outstanding on the Revolving Credit Facility as of December 31, 2017. The fair value of the outstanding borrowings on the Company’s Prior Revolving Credit Facility approximated its carrying value as of December 31, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Prior Revolving Credit Facility was determined by utilizing Level 2 inputs as described in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

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

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million of debt issuance cost recorded on the Company’s consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

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

As of December 31, 2017, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $80.0 million, and the carrying amount of the liability component was $1,070.0 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $125.2 million, and the carrying amount of the liability component was $1,024.8 million, which was recorded to long-term debt within the Company’s balance sheet as reflected in the table above within this Note. The fair value of the liability component relating to the Convertible Notes was approximately $1,066.0 million and $961.3 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the years ended December 31, 2017, 2016, and 2015, the Company recognized $68.2 million, $65.3 million, and $61.7 million of interest expense relating to the Convertible Notes, respectively, which included $41.2 million, $38.6 million, and $35.7 million relating to non-cash interest expense relating to the debt discount, respectively, and $4.0 million, $3.8 million, $3.2 million relating to amortization of debt issuance costs, respectively.

Total Debt

The Company’s total interest expense, including the Credit Facility, was $160.8 million, $99.3 million, and $100.5 million, for the years ended December 31, 2017, 2016, and 2015, respectively, which was recognized within its consolidated statement of income.

As of December 31, 2017, annual scheduled principal payments of debt were as follows (in millions):

Principal Payments
2018	$102.4
2019	1,250.0
2020	97.9
2021	97.5
2022	97.5
Thereafter	739.4
Total	$2,384.7

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2017, the Company had $40.8 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 7, Contingencies.

5. Lease Obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2033. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases as of December 31, 2017 were as follows (in millions):

Operating
2018	$51.6
2019	42.7
2020	30.2
2021	17.7
2022	13.6
Thereafter	73.2
Total	$229.0

The Company recognizes rental expense on a straight-line basis. Rental expense for the years ended December 31, 2017, 2016, and 2015, was $56.2 million, $53.4 million, and $58.0 million, respectively.

There was no material property, plant and equipment under capital leases included in property, plant and equipment on the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $4.8 million, $4.8 million, and $4.3 million during the years ended December 31, 2017, 2016, and 2015, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $6.4 million, $5.8 million, and $5.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $6.7 million, $3.6 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $58.1 million and $50.0 million as of December 31, 2017 and 2016, respectively, and are included in other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $33.6 million and $30.6 million as of December 31, 2017 and 2016, respectively, and are included in other assets within the Company’s consolidated balance sheets.

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

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $58.3 million, translated at the December 31, 2017 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $14.9 million, translated at the December 31, 2017 spot rate, related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. The Company intends to file a timely appeal of the case to the Circuit Court of Appeals. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company issued a surety bond in the amount of $17.6 million, translated at the December 31, 2017 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment, and the surety bond remained effective as of December 31, 2017.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2017, the Company had $41.2 million of Mexico VAT related assets, of which $35.3 million was within non-current other assets and $5.9 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to nutritional supplements. The Company continues to believe its application of the VAT law in Mexico is correct. As of December 31, 2017, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

As previously disclosed, the Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided and the Tax Administration Service has now completed its income tax audit related to the 2010 year. The audit resulted in an insignificant assessment which the Company has paid. The Company does not plan to appeal the case.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.1 million, translated at the December 31, 2017 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.3 million, translated at the December 31, 2017 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied. On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. As of December 31, 2017, the Company had $11.7 million of Brazil ICMS-ST, of which $4.4 million was within non-current other assets and $7.3 million was within prepaid expenses and other current assets on its consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $48.5 million, translated at the December 31, 2017 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. During August 2017, for the state of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $18.0 million, translated at the December 31, 2017 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first level administrative appeal for the 2014 tax year. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $13.1 million, translated at the December 31, 2017 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $7.3 million, translated at the December 31, 2017 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $8.3 million, translated at the December 31, 2017 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $33.2 million translated at the December 31, 2017 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.4 million translated at the December 31, 2017 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the Statute of Limitations is open for 2007 and later years in Greece. The Company could receive similar assessments covering other years. The Company disputes the allegations that were raised in the assessment and filed an administrative appeal against the assessment with the Greek Social Security Agency. On November 14, 2017, the Administrative Review Committee of the Greek Social Security Agency notified the Company that it had remanded the case back to the Social Security Agency auditors with an instruction to reconsider the case since the majority of the assessment seemed to be unfounded. The Company has not recognized a loss as it does not believe a loss is probable.

U.S. Federal Trade Commission Consent Order

On July 15, 2016, the Company and the Federal Trade Commission, or the FTC, entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order was lodged with the U.S. District Court for the Central District of California on July 15, 2016 and became effective on July 25, 2016, or the Effective Date. The Consent Order resolved the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company made, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC. Additionally, the Company agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company had 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are Members who wish to resell some products or build a sales organization. The Company also agreed to compensate distributors on eligible U.S. sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on a distributor’s ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and the independent compliance auditor have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company continues to monitor the impact of the Consent Order and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

Other Matters

As a marketer of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company. The Company currently maintains product liability insurance with an annual deductible of $12.5 million.

The SEC and the Department of Justice have requested from the Company documents and other information relating to the Company’s anti-corruption compliance in China and the Company is conducting its own review. The Company is cooperating with the government and cannot predict the eventual scope, duration, or outcome of these matters at this time.

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and has vigorously defended itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, SEC and other governmental authorities. In the future, governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material, it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

In September 2017, one of the Company’s warehouses located in Mexico sustained flooding which damaged certain inventory stored within the warehouse. The Company maintains insurance coverage with third party carriers on the affected property. As of December 31, 2017, the Company has recorded a loss relating to the damaged inventory and has recognized an equal offsetting receivable for insurance recoveries. This event did not have a material negative impact to its Mexico operations and the Company’s consolidated financial statements.

8. Shareholders’ (Deficit) Equity

The Company had 82.3 million, 93.1 million, and 92.7 million common shares outstanding as of December 31, 2017, 2016, and 2015, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2017. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

On April 28, 2014, the Company announced that its board of directors approved terminating its quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Company did not pay or declare any dividends during the fiscal years ended December 31, 2017, 2016, and 2015.

Share Repurchases

On February 21, 2017, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced the Company’s prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had approximately $233 million of remaining authorized capacity. This share repurchase program allows the Company, which includes an indirect wholly owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares, at such times and prices as determined by the Company’s management as market conditions warrant and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For each of the years ended December 31, 2017, 2016, and 2015, the Company recognized $6.5 million of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

During the year ended December 31, 2017, an indirect wholly owned subsidiary of the Company purchased approximately 5.0 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $328.6 million, or an average cost of $65.61 per share. These share repurchases reduced the Company’s total shareholders’ equity and are reflected at cost within the Company’s accompanying consolidated balance sheet. Although these shares are owned by an indirect wholly owned subsidiary of the Company, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Ltd.’s shareholders. As of December 31, 2017, the Company held approximately 5.0 million of treasury shares for U.S. GAAP purposes. In October 2017, the Company’s parent completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 6.7 million of its common shares at an aggregate cost of approximately $457.8 million, or $68.00 per share. In total, the Company repurchased 11.7 million of its common shares at an aggregate cost of approximately $786.4 million, or an average cost of $66.98 per share, during the year ended December 31, 2017. The Company did not repurchase any of its common shares in the open market during the years ended December 31, 2016 and 2015. As of December 31, 2017, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $713.6 million.

In connection with the tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company's consolidated balance sheet with corresponding gains or losses being recognized in non-operating expense (income) within the Company's consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction. As of December 31, 2017, the fair value of the CVR was $6.9 million.

The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the years ended December 31, 2017, 2016, and 2015, the Company also withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans, which are treated as share repurchases in the Company’s consolidated financial statements as discussed further below.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to (increase in) shareholders’ (deficit) equity. The Company allocated the purchase price of the repurchased shares to (accumulated deficit) retained earnings, common shares and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s consolidated balance sheets.

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

For the years ended December 31, 2017, 2016, and 2015, the Company’s share repurchases, inclusive of transaction costs and the issuance of the CVR, were $795.3 million, none, and none, respectively, under the Company’s share repurchase programs, and $60.4 million, $13.2 million, and $16.6 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2017, 2016, and 2015, the Company’s total share repurchases, including shares withheld for tax purposes, were $855.7 million, $13.2 million, and $16.6 million, respectively, and have been recorded as a reduction to shareholders’ equity within the Company’s consolidated balance sheet as of December 31, 2017. The Company recorded $844.2 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December 31, 2017, which excludes the $7.3 million initial fair value of the CVR and $4.2 million of share repurchases for which payment was made subsequent to the year end and therefore reflected as a liability within the Company’s consolidated balance sheet as of December 31, 2017.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the years ended December 31, 2017, 2016, and 2015:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Other	Total
	(In millions)
Balance as of December 31, 2014	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	(86.6)	15.4	(1.7)	(72.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(16.0)	1.6	(14.4)
Total other comprehensive income (loss), net of reclassifications	(86.6)	(0.6)	(0.1)	(87.3)
Balance as of December 31, 2015	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive income (loss) before reclassifications, net of tax	(32.5)	8.4	—	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(15.4)	(0.1)	(15.5)
Total other comprehensive income (loss), net of reclassifications	(32.5)	(7.0)	(0.1)	(39.6)
Balance as of December 31, 2016	$(215.5)	$10.4	$—	$(205.1)
Other comprehensive income (loss) before reclassifications, net of tax	44.9	(7.9)	—	37.0
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	2.7	—	2.7
Total other comprehensive income (loss), net of reclassifications	44.9	(5.2)	—	39.7
Balance as of December 31, 2017	$(170.6)	$5.2	$—	$(165.4)

(1)

See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the years ended December 31, 2017, 2016, and 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.7 million for foreign currency translation adjustments for the year ended December 31, 2017.

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

9. Share-Based Compensation

The Company has four share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 8,700,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The purpose of the Independent Directors Stock Unit Plan and the Non-Management Directors Plan is to facilitate equity ownership in the Company by its directors through equity awards. As of December 31, 2017, an aggregate of approximately 4.2 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

The Company’s share-based compensation plans provide for grants of stock options, stock appreciation rights, or SARs, and stock unit awards, which are collectively referred to herein as awards. Previously, stock options generally vested quarterly over a five-year period or less, beginning on the grant date. Certain SARs generally vest annually over a three-year period. The contractual term of stock options and SARs is generally ten years. Certain stock unit awards under the 2014 Stock Incentive Plan vest annually over a three year period. Certain stock unit awards subject to service and performance conditions vest after the passage of a performance period as determined by the compensation committee of the Company’s board of directors. Stock unit awards granted to directors generally vest over a one-year period.

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. The Company’s stock compensation awards outstanding as of December 31, 2017 include SARs and stock unit awards.

During the years ended December 31, 2017, 2016, and 2015, the Company granted SARs with performance conditions to certain employees. These awards generally vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

During the years ended December 31, 2017, 2016, and 2015, the Company granted SARs with service conditions to certain employees. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method.

During the year ended December 31, 2017, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2019 subject to their continued employment through that date and the achievement of certain performance conditions. The performance conditions include targets for Volume Points, adjusted earnings before interest and taxes, and adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

During the year ended December 31, 2017, the Company granted stock unit awards with service conditions to directors and certain employees.

Share-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2017, 2016, and 2015, share-based compensation expense relating to service condition awards amounted to $24.4 million, $23.9 million, and $26.8 million, respectively. For the years ended December 31, 2017, 2016, and 2015, share-based compensation expense relating to market condition awards amounted to $1.3 million, $0.4 million, and $0.3 million, respectively. For the years ended December 31, 2017, 2016, and 2015, share-based compensation expense relating to performance condition awards amounted to $16.4 million, $15.9 million, and $17.8 million, respectively. No share-based compensation expense related to market and performance condition awards was recognized in the years ended December 31, 2017, 2016, and 2015. For the years ended December 31, 2017, 2016, and 2015, the related income tax benefits recognized in earnings for all awards amounted to $9.4 million, $14.8 million, and $16.6 million, respectively.

As of December 31, 2017, the total unrecognized compensation cost related to non-vested service condition stock awards was $29.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of December 31, 2017, the total unrecognized compensation cost related to non-vested performance condition awards was $15.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years. As of December 31, 2017, the total unrecognized compensation cost related to non-vested market condition stock awards was less than $0.1 million and the related weighted-average period over which it is expected to be recognized is approximately 0.2 years.

Stock unit awards are valued at the market value on the date of grant. The fair value of service condition SARs and performance condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of SARs with market conditions or with market and performance conditions are estimated on the date of grant using the Monte Carlo lattice model. The Company calculates the expected term of its SARs based on historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs is based upon the historical volatility of the Company’s common shares and is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2017, 2016, and 2015. There were no SARs granted to independent directors during the years ended December 31, 2017, 2016, and 2015. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2017, 2016, and 2015:

	SARs
	Year Ended December 31,
	2017	2016	2015
Expected volatility	49.2%	49.6%	48.7%
Dividends yield	0.0%	0.1%	1.6%
Expected term	6.0 years	6.0 years	5.8 years
Risk-free interest rate	2.2%	1.2%	1.6%

The following table summarizes the weighted average assumptions used in the calculation of the fair value for performance condition awards granted during the years ended December 31, 2017, 2016, and 2015:

	SARs
	Year Ended December 31,
	2017	2016	2015
Expected volatility	49.6%	49.6%	48.8%
Dividends yield	0.0%	0.0%	1.6%
Expected term	6.1 years	6.0 years	5.8 years
Risk-free interest rate	2.2%	1.2%	1.6%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2017:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding as of December 31, 2016(2) (3)	11,998	$41.52	6.0 years	$148.7
Granted	1,362	$57.33
Exercised	(3,394)	$31.86
Forfeited	(369)	$53.59
Outstanding as of December 31, 2017(2) (3)	9,597	$46.72	6.2 years	$212.0
Exercisable as of December 31, 2017(4)	5,438	$46.30	4.8 years	$126.9

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.
(2)	Includes 0.1 million and 0.1 million market condition SARS as of December 31, 2017 and 2016, respectively.
(3)	Includes 3.1 million and 2.9 million performance condition SARs as of December 31, 2017 and 2016, respectively.
(4)	Includes 1.5 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2017, 2016, and 2015 was $28.64, $29.33, and $12.57, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the years ended December 31, 2017, 2016, and 2015 was $28.32, $29.69, and $13.65, respectively. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2017, 2016, and 2015 was $122.8 million, $32.3 million, and $25.5 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2017, and 2016 was $3.1 million and $0.7 million, respectively. The total intrinsic value of market condition SARS exercised during the year ended December 31, 2015 was $11.4 million. There were no market condition SARS exercised during the years ended December 31, 2017 and 2016.

The following table summarizes the activities for stock units, primarily relating to directors of the Company, for the year ended December 31, 2017:

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested as of December 31, 2016	26	$62.35
Granted(1)	162	$68.74
Vested	(25)	$62.40
Forfeited	—
Outstanding and nonvested as of December 31, 2017	163	$68.69

(1)	This includes 134,388 performance based stock unit awards which represents the maximum amount that can vest.

The total vesting date fair value of stock units which vested during the years ended December 31, 2017, 2016, and 2015 was $2.0 million, $2.1 million, and $1.3 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. As of December 31, 2017, approximately 1.7 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

As of December 31, 2017, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. The operating information for the two reportable segments, and sales by product line are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Sales:
Primary Reporting Segment	$3,541.8	$3,619.6	$3,622.8
China	885.9	868.8	846.2
Total Net Sales	$4,427.7	$4,488.4	$4,469.0

Contribution Margin(1):
Primary Reporting Segment	$1,534.2	$1,571.9	$1,598.8
China(2)	790.7	789.3	762.8
Total Contribution Margin	$2,324.9	$2,361.2	$2,361.6
Selling, general and administrative expense(2)	1,758.6	1,966.9	1,784.5
Other operating income	(50.8)	(63.8)	(6.5)
Interest expense	160.8	99.3	100.5
Interest income	14.5	5.9	5.6
Other expense, net	(0.4)	—	2.3
Income before income taxes	471.2	364.7	486.4
Income taxes	257.3	104.7	147.3
Net Income	$213.9	$260.0	$339.1

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net sales by product line:
Weight Management	$2,842.5	$2,864.5	$2,862.8
Targeted Nutrition	1,082.8	1,062.8	1,015.4
Energy, Sports & Fitness	263.8	268.4	250.9
Outer Nutrition	93.9	110.4	133.0
Literature, Promotional and Other(3)	144.7	182.3	206.9
Total Net Sales	$4,427.7	$4,488.4	$4,469.0
Net sales by geographic area:
United States	$818.3	$935.0	$860.0
Mexico	442.7	446.6	479.9
China	885.9	868.8	846.2
Others	2,280.8	2,238.0	2,282.9
Total Net Sales	$4,427.7	$4,488.4	$4,469.0

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $419.5 million, $407.1 million, and $403.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, are included in selling, general and administrative expenses.

(3)	Product buy backs and returns in all product categories are included in literature, promotional and other category.

As of December 31, 2017 and 2016, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $93.6 million and $86.8 million, respectively. Goodwill allocated to the China segment was $3.3 million and $3.1 million as of December 31, 2017 and 2016, respectively.

The following table sets forth property, plant and equipment and deferred tax assets by geographic area:

	December 31,
	2017	2016	2015
	(In millions)
Property, Plant and Equipment, net:
United States	$289.8	$290.7	$264.2
Foreign	87.7	87.3	75.0
Total Property, Plant and Equipment, net	$377.5	$378.0	$339.2
Deferred Tax Assets:
United States	$103.6	$218.7	$188.5
Foreign	70.9	62.5	63.9
Total Deferred Tax Assets	$174.5	$281.2	$252.4

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2017 and 2016, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheets was $1,133.5 million and $316.2 million, respectively, of which $633.3 million and $28.2 million, respectively, was maintained or invested in U.S. dollars. As of December 31, 2017 and 2016, the total amount of cash and cash equivalents held by the Company’s parent and its U.S. entities, inclusive of U.S. territories, was $145.3 million and $527.8 million, respectively.

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

As of December 31, 2017 and December 31, 2016, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $104.9 million and $90.0 million, respectively. As of December 31, 2017, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2017, the Company recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, the Company recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2017, and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2017, and December 31, 2016.

As of December 31, 2017 and December 31, 2016, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of both December 31, 2017 and December 31, 2016.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2017 and December 31, 2016:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
As of December 31, 2017
Buy Argentine peso sell Euro	21.40	$0.5	$—
Buy Australian dollar sell Euro	1.55	0.9	—
Buy Canadian dollar sell Euro	1.52	0.5	—
Buy Chilean peso sell Euro	749.55	0.6	—
Buy Chinese yuan sell Euro	8.03	25.9	0.4
Buy Euro sell Argentine peso	21.46	0.5	—
Buy Euro sell Australian dollar	1.56	4.8	(0.1)
Buy Euro sell Canadian dollar	1.52	0.5	—
Buy Euro sell Chilean peso	749.35	1.1	—
Buy Euro sell Chinese yuan	7.84	26.5	0.2
Buy Euro sell Ghana cedi	5.61	3.0	(0.1)
Buy Euro sell Hong Kong dollar	9.26	6.8	0.1
Buy Euro sell Indonesian rupiah	16,113.59	11.5	0.1
Buy Euro sell Japanese yen	133.88	0.4	—
Buy Euro sell Kazakhstani tenge	401.40	1.7	—
Buy Euro sell Mexican peso	22.65	59.1	3.6
Buy Euro sell Malaysian ringgit	4.84	1.6	—
Buy Euro sell Peruvian nuevo sol	3.85	4.9	—
Buy Euro sell Philippine peso	60.03	5.3	—
Buy Euro sell Russian ruble	70.38	10.8	(0.1)
Buy Euro sell Thai baht	38.33	1.3	—
Buy Euro sell Taiwan dollar	35.59	0.6	—
Buy Euro sell U.S. dollar	1.18	59.1	0.9
Buy Euro sell South African rand	16.37	3.8	(0.3)
Buy British pound sell Euro	0.88	3.4	(0.1)
Buy British pound sell U.S. dollar	1.35	2.8	—
Buy Hong Kong dollar sell Euro	9.31	3.0	—
Buy Indonesian rupiah sell Euro	16,164.33	4.8	—
Buy Indonesian rupiah sell U.S. dollar	13,676.00	6.2	—
Buy Korean won sell U.S. dollar	1,077.18	5.4	0.1
Buy Kazakhstani tenge sell U.S. dollar	338.75	0.9	—
Buy Mexican peso sell Euro	22.97	7.1	(0.2)
Buy Malaysian ringgit sell Euro	4.90	0.5	—
Buy Norwegian krone sell U.S. dollar	8.26	1.2	—
Buy Peruvian nuevo sol sell Euro	3.85	2.3	—
Buy Russian ruble sell Euro	70.47	4.4	0.1
Buy Swedish krona sell U.S. dollar	8.37	1.9	0.1
Buy Thai baht sell Euro	38.69	2.2	—
Buy Taiwan dollar sell U.S. dollar	29.78	5.9	0.1
Buy U.S. dollar sell Colombian peso	2,996.00	1.0	—
Buy U.S. dollar sell Euro	1.15	141.1	(5.3)
Buy U.S. dollar sell British pound	1.34	6.8	(0.1)
Buy U.S. dollar sell South African rand	13.93	1.9	(0.2)
Buy South African rand sell Euro	15.18	0.9	—
Total forward contracts		$435.4	$(0.8)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
As of December 31, 2016
Buy Chinese yuan sell Euro	7.51	$61.8	$1.0
Buy Colombian peso sell U.S. dollar	3,111.41	2.6	0.1
Buy Euro sell Australian dollar	1.46	1.7	—
Buy Euro sell Chilean peso	723.80	1.0	—
Buy Euro sell Hong Kong dollar	8.11	13.4	0.1
Buy Euro sell Indonesian rupiah	14,394.40	9.4	(0.1)
Buy Euro sell Japanese yen	122.54	0.6	—
Buy Euro sell Mexican peso	22.01	52.2	1.2
Buy Euro sell Peruvian nuevo sol	3.61	3.9	(0.1)
Buy Euro sell Philippine peso	53.11	5.4	(0.1)
Buy Euro sell Russian ruble	68.37	5.6	(0.3)
Buy Euro sell U.S. dollar	1.08	74.5	(1.5)
Buy Euro sell South African rand	15.02	3.4	(0.1)
Buy British pound sell Euro	0.84	3.1	—
Buy Hong Kong dollar sell Euro	8.11	11.9	(0.1)
Buy Indonesian rupiah sell Euro	14,222.02	3.9	—
Buy Korean won sell U.S. dollar	1,167.30	5.0	(0.2)
Buy Kazakhstani tenge sell U.S. dollar	342.00	0.9	—
Buy Mexican peso sell Euro	21.30	11.9	(0.3)
Buy Norwegian krone sell U.S. dollar	8.70	1.1	—
Buy Peruvian nuevo sol sell Euro	3.57	1.0	—
Buy Philippine peso sell Euro	52.42	1.7	—
Buy Russian ruble sell Euro	67.50	3.2	0.1
Buy Swedish krona sell U.S. dollar	9.17	0.8	—
Buy Taiwan dollar sell U.S. dollar	32.08	17.1	(0.1)
Buy U.S. dollar sell Colombian peso	3,092.61	5.6	(0.1)
Buy U.S. dollar sell Euro	1.06	140.4	4.5
Buy U.S. dollar sell Japanese yen	117.39	0.5	—
Buy U.S. dollar sell South African rand	14.14	2.1	(0.1)
Buy South African rand sell Euro	14.75	0.4	—
Buy South African rand sell U.S. dollar	14.24	1.1	—
Total forward contracts		$447.2	$3.9

The following tables summarize the derivative activity during the years ended December 31, 2017, 2016, and 2015 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2017, 2016, and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(7.9)	$8.1	$14.8

As of December 31, 2017, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $0.3 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2017, 2016, and 2015:

	Amount of Gain (Loss) Recognized in Income For the Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015	Location of Gain (Loss) Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$(0.1)	$0.2	$0.4	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(8.6)	$(4.3)	$(4.1)	Selling, general and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, there was a $1.3 million benefit related to hedge ineffectiveness partially offset against a $0.9 million expense related to amounts excluded from the assessment of hedge effectiveness recognized in income (loss).

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2017, 2016, and 2015:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified
	For the Year Ended			from Accumulated Other
	December 31, 2017	December 31, 2016	December 31, 2015	Comprehensive Loss into Income (effective portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.5)	$14.7	$15.8	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(2.2)	$0.3	$0.2	Selling, general and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheets location as of December 31, 2017 and 2016.

12. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(29.0)	$(89.3)	$80.9
Foreign	500.2	454.0	405.5
Total	$471.2	$364.7	$486.4

Income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Current:
Foreign	$147.1	$127.9	$147.0
Federal	10.6	12.4	35.4
State	1.8	0.8	3.1
	159.5	141.1	185.5
Deferred:
Foreign	(8.6)	12.5	(13.2)
Federal	106.4	(47.2)	(23.8)
State	—	(1.7)	(1.2)
	97.8	(36.4)	(38.2)
	$257.3	$104.7	$147.3

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	December 31,
	2017	2016
Deferred income tax assets:
Accruals not currently deductible	$78.5	$85.2
Tax loss and credit carryforwards of certain foreign subsidiaries	137.6	115.1
Tax loss and domestic tax credit carryforwards	191.4	102.6
Deferred compensation plan	49.7	73.8
Accrued vacation	4.4	6.2
Inventory reserve	7.4	11.2
Other	4.9	2.5
Gross deferred income tax assets	473.9	396.6
Less: valuation allowance	(299.4)	(115.4)
Total deferred income tax assets	$174.5	$281.2
Deferred income tax liabilities:
Intangible assets	$71.1	$112.2
Depreciation/amortization	5.4	15.9
Unremitted foreign earnings	20.5	5.5
Other	7.7	7.7
Total deferred income tax liabilities	104.7	141.3
Total net deferred tax assets	$69.8	$139.9

Tax loss and credit carryforwards of certain foreign subsidiaries for 2017 and 2016 were $137.6 million and $115.1 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $70.7 million will expire between 2018 and 2027 and $66.9 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2017 and 2016 were $186.2 million and $99.6 million, respectively. If unused, U.S. foreign tax credit carryforwards begin to expire in 2020. The domestic research and development tax credit carryforward for 2017 was $4.8 million. If unused, domestic research and development tax credit carryforwards will expire in 2037. The state tax loss carryforwards for 2017 were $0.4 million. If unused, state tax loss carryforwards will expire between 2022 and 2037.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company recorded a provisional net expense of $153.3 million during the fourth quarter of 2017. This amount, which is included in tax expense, predominantly consists of three components: (i) a $163.4 million charge caused by the establishment of a valuation allowance on deferred tax assets due to the Act’s changes in the sourcing and calculation of foreign income, which thereby limited the expected utilization of foreign tax credit carryforwards, (ii) a $5.5 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate, and (iii) a non-recurring benefit of $4.6 million related to additional foreign tax credits (a result of the impact of a one-time mandatory repatriation on previously unremitted earnings of certain non-U.S. subsidiaries that are owned either directly or indirectly by the U.S. parent).

For U.S. foreign tax credit purposes, the Company incurred overall domestic losses in 2017 and 2016 which limited the Company’s ability to claim foreign tax credits. In future taxable years as domestic source income is generated, no less than 50% of such income will be reclassified as foreign source income as allowed and will increase the Company’s foreign tax credit limitation, thereby enabling the use of additional foreign tax credits. The Company believes it is more likely than not that $31.4 million of foreign tax credits, resulting from the overall domestic loss, will be utilized based on the Company’s current interpretation of the Act. As described below, the Company continues to analyze the Act and related information, and accordingly the Company may record additional provisional amounts or adjustments in future periods.

Although the $153.3 million provisional net expense represents what the Company believes is a reasonable estimate of the impact of the income tax effects of the Act on the Company’s Consolidated Financial Statements as of December 31, 2017, it should be considered provisional. Provisional items include, but are not limited to, foreign tax credits and associated valuation allowance, limitations on executive compensation, and the one-time tax on previously unremitted foreign earnings of U.S. subsidiaries. Additionally, the Company continues to analyze other information and regulatory guidance, and accordingly the Company may record additional provisional amounts or adjustments to provisional amounts in future periods. Any adjustments to these provisional amounts will be reported as a component of tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2017 and 2016 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits in the amount of $299.4 million and tax loss carryforwards of $115.4 million, respectively. The change in the Company’s valuation allowance during 2017 of $184.0 million was related to $183.7 million of net additions charged to income tax expense, primarily related to the valuation allowance established for U.S. foreign tax credits described above, and $0.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2016 of $5.9 million was related to $5.6 million of net reductions charged to income tax expense and $0.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2015 of $208.7 million was related to $205.6 million of net reductions charged to income tax expense, primarily related to the utilization of our deferred tax asset balance related to intercompany deferred interest expense, partially offset by increases in Venezuelan tax loss carryforwards, and $3.1 million of currency translation adjustments recognized within other comprehensive income.

As of December 31, 2017, the Company’s U.S. consolidated group had approximately $97.9 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. In addition, as of December 31, 2017, Herbalife Ltd. had approximately $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since Herbalife Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2017 and 2016 was a deferred tax liability of $29.1 million (net of valuation allowance) and $5.5 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Tax expense at United States statutory rate	$164.9	$127.7	$170.2
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(42.7)	(16.6)	203.1
U.S. tax (benefit) on foreign income net of foreign tax credits	(22.9)	(10.2)	(23.9)
(Decrease) increase in valuation allowances	183.7	(5.6)	(205.6)
State taxes, net of federal benefit	1.9	0.3	1.7
Unrecognized tax benefits	(4.0)	5.3	10.1
Excess tax benefits on equity awards	(31.1)	—	—
Other	7.5	3.8	(8.3)
Total	$257.3	$104.7	$147.3

As of December 31, 2017, the total amount of unrecognized tax benefits, including related interest and penalties was $62.0 million. If the total amount of unrecognized tax benefits was recognized, $44.4 million of unrecognized tax benefits, $9.9 million of interest and $1.5 million of penalties would impact the effective tax rate. As of December 31, 2016, the total amount of unrecognized tax benefits, including related interest and penalties was $62.0 million. If the total amount of unrecognized tax benefits was recognized, $44.8 million of unrecognized tax benefits, $9.4 million of interest and $2.1 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2017, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of less than $0.1 million and $0.8 million, respectively. During the year ended December 31, 2016, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.7 million and $0.7 million, respectively. During the year ended December 31, 2015, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.0 million and $0.6 million, respectively. As of December 31, 2017, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $9.9 million and $1.5 million, respectively. As of December 31, 2016, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $9.4 million and $2.1 million, respectively. As of December 31, 2015, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $7.1 million and $1.5 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2017, 2016, and 2015 (in millions):

	Year Ended December 31,
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$50.5	$49.4	$40.5
Additions for current year tax positions	13.0	9.3	11.3
Additions for prior year tax positions	3.6	2.0	2.5
Reductions for prior year tax positions	(6.0)	(4.7)	(0.6)
Reductions for audit settlements	(7.1)	—	(0.1)
Reductions for the expiration of statutes of limitation	(6.2)	(4.2)	(2.8)
Changes due to foreign currency translation adjustments	2.8	(1.3)	(1.4)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	50.6	50.5	49.4
Interest and penalties associated with unrecognized tax benefits	11.4	11.5	8.6
Ending balance of unrecognized tax benefits (including interest and penalties)	$62.0	$62.0	$58.0

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2017, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2012.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.0 million within the next twelve months. Of this possible decrease, $0.7 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $6.3 million would be due to the expiration of statute of limitations in various jurisdictions.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2017 and December 31, 2016:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2017	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2016
		(In millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.9	$4.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	2.9	2.8
		$5.8	$7.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$4.0	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	2.6	3.5
		$6.6	$3.5

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets. The Company’s CVR liability is measured at fair value and would be categorized within Level 3 of the fair value hierarchy under ASC 820. See Note 8, Shareholders’ (Deficit) Equity, for a further description of the CVR liability.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2017
Foreign exchange currency contracts	$5.8	$(4.3)	$1.5
Total	$5.8	$(4.3)	$1.5
December 31, 2016
Foreign exchange currency contracts	$7.4	$(3.0)	$4.4
Total	$7.4	$(3.0)	$4.4

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2017
Foreign exchange currency contracts	$6.6	$(4.3)	$2.3
Total	$6.6	$(4.3)	$2.3
December 31, 2016
Foreign exchange currency contracts	$3.5	$(3.0)	$0.5
Total	$3.5	$(3.0)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2017 and December 31, 2016, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets includes deferred compensation plan assets of $33.6 million and $30.6 million and deferred tax assets of $77.5 million and $155.2 million as of December 31, 2017 and 2016, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2017	2016
	(In millions)
Accrued compensation	$117.3	$125.8
Accrued service fees to China independent service providers	58.7	46.3
Accrued advertising, events, and promotion expenses	46.3	48.4
Advance sales deposits	65.2	50.1
Income taxes payable	25.7	42.0
Other accrued liabilities	145.7	142.2
Total	$458.9	$454.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets includes deferred compensation plan liabilities of $58.1 million and $50.0 million and deferred income tax liabilities of $7.8 million and $15.3 million as of December 31, 2017 and 2016, respectively. See Note 6, Employee Compensation Plans, to the consolidated financial statements for a further description of the Company’s deferred compensation plan assets and liabilities.

15. Subsequent Events

During January 2018, an indirect wholly owned subsidiary of the Company repurchased 4,200 of the Company’s common shares for aggregate consideration of approximately $0.3 million through open market purchases under the Company’s $1.5 billion share repurchase program. These repurchases were effected pursuant to Rule 10b5-1 trading plans. See Note 8, Shareholders’ (Deficit) Equity, for a discussion of how common shares repurchased by the Company’s indirect wholly owned subsidiary are treated under U.S. GAAP.

16. Quarterly Information (Unaudited)

	2017	2016
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$1,102.1	$1,119.6
Gross profit	897.5	906.5
Net income	85.2	95.8
Earnings per share
Basic	$1.03	$1.16
Diluted	$0.98	$1.12
Second Quarter Ended June 30
Net sales	$1,146.9	$1,201.8
Gross profit	928.1	965.5
Net income (loss)	137.6	(22.9)
Earnings (loss) per share
Basic	$1.69	$(0.28)
Diluted	$1.61	$(0.28)
Third Quarter Ended September 30
Net sales	$1,085.4	$1,122.0
Gross profit	870.0	912.9
Net income	54.5	87.7
Earnings per share
Basic	$0.69	$1.06
Diluted	$0.66	$1.01
Fourth Quarter Ended December 31(1)
Net sales	$1,093.3	$1,045.0
Gross profit	883.5	848.9
Net (loss) income	(63.4)	99.4
(Loss) Earnings per share
Basic	$(0.87)	$1.19
Diluted	$(0.87)	$1.16

(1)	Includes the impact of the U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD P. GOUDIS	Chief Executive Officer, (Principal Executive Officer)	February 22, 2018
Richard P. Goudis

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
John G. DeSimone

/s/ BOSCO CHIU	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 22, 2018
Bosco Chiu

/s/ RICHARD P. BERMINGHAM	Director	February 22, 2018
Richard P. Bermingham

/s/ PEDRO CARDOSO	Director	February 22, 2018
Pedro Cardoso

/s/ RICHARD H. CARMONA	Director	February 22, 2018
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	February 22, 2018
Jonathan Christodoro

/s/ KEITH COZZA	Director	February 22, 2018
Keith Cozza

/s/ JEFFREY T. DUNN	Director	February 22, 2018
Jeffrey T. Dunn

/s/ HUNTER C. GARY	Director	February 22, 2018
Hunter C. Gary

/s/ MICHAEL O. JOHNSON	Director, Executive Chairman	February 22, 2018
Michael O. Johnson

/s/ JESSE A. LYNN	Director	February 22, 2018
Jesse A. Lynn

/s/ MICHAEL MONTELONGO	Director	February 22, 2018
Michael Montelongo

/s/ JAMES L. NELSON	Director	February 22, 2018
James L. Nelson

/s/ MARIA OTERO	Director	February 22, 2018
Maria Otero

/s/ JOHN TARTOL	Director	February 22, 2018
John Tartol