Form 10-Q
period 2018-03-31
HERBALIFE NUTRITION LTD.
filed 2018-05-03
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-32381

HERBALIFE NUTRITION LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT

Ugland House, South Church Street

Grand Cayman, Cayman Islands

(Address of principal executive offices) (Zip code)

(213) 745-0500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of April 26, 2018 was 88,211,640.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,330.2	$1,278.8
Receivables, net of allowance for doubtful accounts	103.3	93.3
Inventories	333.0	341.2
Prepaid expenses and other current assets	184.6	147.0
Total current assets	1,951.1	1,860.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	369.2	377.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	98.6	96.9
Other assets	239.7	250.3
Total assets	$2,968.7	$2,895.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80.2	$67.8
Royalty overrides	264.7	277.7
Current portion of long-term debt	102.3	102.4
Other current liabilities	463.7	458.9
Total current liabilities	910.9	906.8
Long-term debt, net of current portion	2,109.1	2,165.7
Other non-current liabilities	167.7	157.3
Total liabilities	3,187.7	3,229.8
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.001 par value; 1.0 billion shares authorized; 83.1 million (2018) and 82.3 million (2017) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	425.4	407.3
Accumulated other comprehensive loss	(147.3)	(165.4)
Accumulated deficit	(168.3)	(248.1)
Treasury stock, at cost, 5.0 million (2018) and 5.0 million (2017) shares	(328.9)	(328.6)
Total shareholders’ deficit	(219.0)	(334.7)
Total liabilities and shareholders’ deficit	$2,968.7	$2,895.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions, except per share amounts)
Net sales	$1,176.9	$1,102.1
Cost of sales	239.9	204.6
Gross profit	937.0	897.5
Royalty overrides	337.3	315.1
Selling, general, and administrative expenses	460.1	438.6
Other operating income	(16.2)	—
Operating income	155.8	143.8
Interest expense, net	39.9	30.2
Other expense, net	24.4	—
Income before income taxes	91.5	113.6
Income taxes	9.4	28.4
Net income	$82.1	$85.2
Earnings per share:
Basic	$1.13	$1.03
Diluted	$1.08	$0.98
Weighted-average shares outstanding:
Basic	72.7	83.1
Diluted	76.3	86.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Net income	$82.1	$85.2
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $1.1 and $2.6 for the three months ended March 31, 2018 and 2017, respectively	21.2	23.0
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended March 31, 2018 and 2017	(3.1)	(7.5)
Total other comprehensive income	18.1	15.5
Total comprehensive income	$100.2	$100.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Cash flows from operating activities:
Net income	$82.1	$85.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.6	24.5
Share-based compensation expenses	9.8	11.3
Non-cash interest expense	15.7	14.4
Deferred income taxes	3.3	(3.2)
Inventory write-downs	12.1	4.6
Foreign exchange transaction loss (gain)	0.5	(0.4)
Other	25.5	(1.0)
Changes in operating assets and liabilities:
Receivables	(16.1)	(27.9)
Inventories	8.4	7.3
Prepaid expenses and other current assets	(11.9)	25.1
Accounts payable	16.4	5.0
Royalty overrides	(12.6)	(18.8)
Other current liabilities	(3.7)	44.6
Other	1.1	4.8
Net cash provided by operating activities	156.2	175.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(15.6)	(24.5)
Other	—	0.1
Net cash used in investing activities	(15.6)	(24.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	—	1,274.0
Principal payments on senior secured credit facility and other debt	(24.5)	(413.4)
Proceeds from senior convertible notes	550.0	—
Repurchase of senior convertible notes	(582.5)	—
Debt issuance costs	(11.7)	(22.6)
Share repurchases	(54.2)	(58.1)
Proceeds from settlement of capped call transactions	27.1	—
Other	0.6	0.6
Net cash (used in) provided by financing activities	(95.2)	780.5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6.1	9.1
Net change in cash, cash equivalents, and restricted cash	51.5	940.7
Cash, cash equivalents, and restricted cash, beginning of period	1,295.5	857.0
Cash, cash equivalents, and restricted cash, end of period	$1,347.0	$1,797.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Nutrition Ltd. (formerly Herbalife Ltd.), a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. On April 24, 2018, the Company officially changed its name from Herbalife Ltd. to Herbalife Nutrition Ltd. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, & fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. The Company sells its products in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 10-K. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted Topic 606, Revenue from Contracts with Customers, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning January 1, 2018 and thereafter are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with Topic 605. The Company recorded a net reduction of $2.3 million to beginning retained earnings as of January 1, 2018 due to the cumulative impact of adopting Topic 606 resulting from revenue recognition timing differences related to the transfer of control of products sold through certain of the Company’s third-party importers which are not material. The cumulative impact to opening balance sheet accounts was not material. Additionally, certain third-party importer fees have changed classification from a reduction to revenue to selling, general, and administrative expense under Topic 606. For more information on the transitional impact of adopting Topic 606, see the section entitled “Revenue Recognition” below.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current U.S. GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on eight specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The adoption of this guidance during the first quarter of 2018 resulted in a change in the presentation of restricted cash and restricted cash equivalents in the Company’s condensed consolidated statements of cash flows for all periods presented. Other than this change, the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides additional guidance for when a company should apply modification accounting when there is a change in either the terms or conditions of a share-based payment award. Specifically, a company should not apply modification accounting if the fair value, vesting conditions, and classification of the award remains the same immediately before and after the modification. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued additional updates to Topic 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As currently issued, the update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements. The adoption of this guidance is expected to increase both assets and liabilities.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of existing hedge accounting guidance. The amendments in this update are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income, or stranded tax effects, resulting from the Tax Cuts and Jobs Act and requires certain disclosures about those stranded tax effects. The amendments in this update are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

Revenue Recognition

As a result of applying Topic 606, the impact to the Company’s condensed consolidated balance sheet as of March 31, 2018 was as follows:

	March 31, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Assets:
Receivables, net of allowance for doubtful accounts	$103.3	$4.8	$108.1
Inventories	333.0	(0.9)	332.1
Total assets	2,968.7	3.9	2,972.6
Liabilities:
Royalty overrides	264.7	2.3	267.0
Total liabilities	3,187.7	2.3	3,190.0
Shareholders’ deficit:
Accumulated deficit	(168.3)	1.6	(166.7)
Total shareholders’ deficit	(219.0)	1.6	(217.4)
Total liabilities and shareholders’ deficit	2,968.7	3.9	2,972.6

As a result of applying Topic 606, the impact to the Company’s condensed consolidated statement of income for the three months ended March 31, 2018 was as follows:

	March 31, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Net sales	$1,176.9	$(8.0)	$1,168.9
Cost of sales	239.9	(0.5)	239.4
Gross profit	937.0	(7.5)	929.5
Royalty overrides	337.3	(1.2)	336.1
Selling, general, and administrative expenses	460.1	(5.6)	454.5
Other operating income	(16.2)	—	(16.2)
Operating income	155.8	(0.7)	155.1
Interest expense, net	39.9	—	39.9
Other expense, net	24.4	—	24.4
Income before income taxes	91.5	(0.7)	90.8
Income taxes	9.4	(0.1)	9.3
Net income	$82.1	$(0.6)	$81.5

As a result of applying Topic 606, the impact to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018 was not material.

In general, the Company's performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For China independent service providers, and for third-party importers utilized in certain other countries where sales historically have not been material, the Company recognizes revenue based on the Company’s estimate of when the service provider or third-party importer sells the products because the Company is deemed to be the principal party of these product sales under Topic 606 due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third-party importers; this timing difference relating to the Company recognizing revenues when these third-party entities sell the products compared to when the Company delivers the products to them did not have a material impact to the Company’s consolidated net sales for the periods presented.

The Company’s Members, excluding its China independent service providers, may receive distributor allowances, which are comprised of discounts, rebates and wholesale commission payments from the Company. Distributor allowances resulting from the Company’s sales of its products to its Members are recorded against net sales because the distributor allowances represent discounts from the suggested retail price.

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. Under Topic 606, as the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide are recorded within Selling, general & administrative expenses. For the periods presented under Topic 605, the service fees payable to its China independent service providers are similarly recognized within Selling, general & administrative expenses as they are under Topic 606. However, under Topic 605, the compensation received by third-party importers for the services they provide, which represents the discount provided to them, is recorded as a reduction to net sales, which differs from the treatment under Topic 606 as described above. This change in the accounting treatment under Topic 606 of the compensation for services provided by the Company’s third-party importers did not impact the Company’s consolidated net income and was not material to the Company’s consolidated net sales for the periods presented.

The Company recognizes revenue when it delivers products to its United States Members; distributor allowances, inclusive of discounts and wholesale commissions, are recorded as a reduction to net sales; and royalty overrides are classified as an operating expense.

Shipping and handling services relating to product sales are recognized as fulfillment activities on the Company’s performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues under Topic 606. Shipping and handling costs paid by the Company are included in cost of sales.

The Company presents sales taxes collected from customers on a net basis.

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $80.7 million and $68.1 million as of March 31, 2018 and December 31, 2017, respectively. Substantially all credit card receivables were current as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018 and 2017, the Company recorded $0.1 million and $0.2 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of both March 31, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was $1.2 million. As of March 31, 2018 and December 31, 2017, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2018, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2017 and any remaining such balance was not material as of March 31, 2018. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.2 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s products are grouped in five principal categories: weight management; targeted nutrition; energy, sports & fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the regions with the Company’s Primary Reporting Segment. See Note 6, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2018, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three months ended March 31, 2018, the Company recognized government grant income of approximately $16.2 million in other operating income within its condensed consolidated statements of income, related to its regional headquarters and distribution centers within China. During the three months ended March 31, 2017, the Company did not recognize any government grant income related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense, Net

During the three months ended March 31, 2018, the Company recognized a $11.3 million loss on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 10, Shareholders’ Deficit, for further information on the CVR); and a $13.1 million loss on extinguishment of $475.0 million aggregate principal amount of the Company’s convertible senior notes due 2019 (See Note 4, Long-Term Debt) in other expense, net within its condensed consolidated statements of income. During the three months ended March 31, 2017, the Company did not recognize any other expense, net.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$1,330.2	$1,278.8
Restricted cash included in Prepaid expenses and other current assets	3.9	4.0
Restricted cash included in Other assets	12.9	12.7
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,347.0	$1,295.5

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2018	December 31, 2017
	(in millions)
Raw materials	$45.3	$44.2
Work in process	6.7	4.8
Finished goods	281.0	292.2
Total	$333.0	$341.2

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,167.7	$1,190.2
2.000% convertible senior notes due 2019, carrying value of liability component	635.0	1,070.0
2.625% convertible senior notes due 2024, carrying value of liability component	401.0	—
Other	7.7	7.9
Total	2,211.4	2,268.1
Less: current portion	102.3	102.4
Long-term portion	$2,109.1	$2,165.7

Senior Secured Credit Facility

On May 4, 2015, the Company amended its prior senior secured credit facility, or the Prior Credit Facility, to extend the maturity date of its revolving credit facility, or the Prior Revolving Credit Facility, by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on its $500.0 million term loan under the Prior Credit Facility, or the Prior Term Loan, and the Prior Revolving Credit Facility, respectively. Additionally, the Company’s $700.0 million borrowing capacity on its Prior Revolving Credit Facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity to $425.0 million. The Prior Term Loan matured on March 9, 2016 and was repaid in full. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Prior Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Prior Credit Facility increased by 2.00% such that borrowings under the Prior Credit Facility began bearing interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. These debt issuance costs were recorded on the Company’s condensed consolidated balance sheet and were amortized over the life of the Prior Revolving Credit Facility.

On February 15, 2017, the Company entered into a new $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150.0 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023. However, if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $250.0 million and the Company exceeds certain leverage ratios on February 14, 2019, the Revolving Credit Facility will mature on such date. In addition, if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $250.0 million and the Company exceeds certain leverage ratios on May 16, 2019, the Term Loan will mature on such date. The Credit Facility is secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. The Credit Facility was amended, effective March 16, 2018, to make certain technical amendments in connection with the offering of the 2024 Convertible Notes, as defined below.

The Term Loan was issued to the Lenders at a 2% discount, or $26.0 million. In connection with the Credit Facility, the Company also repaid the $410.0 million outstanding balance on its Prior Revolving Credit Facility. The Company incurred approximately $22.6 million of debt issuance costs in connection with the Credit Facility. The debt issuance costs and the discount are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Credit Facility using the effective-interest method.

Borrowings under the Term Loan bear interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%. Prior to August 15, 2017, borrowings under the Revolving Credit Facility bore interest at the eurocurrency rate plus a margin of 4.75% or the base rate plus a margin of 3.75%. After August 15, 2017, borrowings under the Revolving Credit Facility, depending on the Company’s consolidated leverage ratio, bear interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate set by Credit Suisse, and is subject to a floor of 1.75%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.75%. The Company is required to pay a commitment fee on the Revolving Facility of 0.50% per annum on the undrawn portion of the Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding on the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2018 and December 31, 2017, the Company was in compliance with its debt covenants under the Credit Facility.

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

As of March 31, 2018 and December 31, 2017, the weighted-average interest rate for borrowings under the Credit Facility was 7.15% and 6.79%, respectively.

During the three months ended March 31, 2018, the Company repaid a total amount of $24.4 million under the Credit Facility. During the three months ended March 31, 2017, the Company repaid a total amount of $410.0 million to repay in full amounts outstanding under the Prior Revolving Credit Facility. As of March 31, 2018 and December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,202.5 million and $1,226.9 million, respectively. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2018 and December 31, 2017. There were no outstanding foreign currency borrowings as of March 31, 2018 and December 31, 2017 under the Credit Facility.

During the three months ended March 31, 2018, the Company recognized $23.7 million of interest expense relating to the Term Loan, which included $1.1 million relating to non-cash interest expense relating to the debt discount and $0.8 million relating to amortization of debt issuance costs. During the three months ended March 31, 2017, the Company recognized $11.2 million of interest expense relating to the Term Loan, which included $0.6 million relating to non-cash interest expense relating to the debt discount and $0.4 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2018 and December 31, 2017, the carrying amount of the Term Loan was $1,167.7 million and $1,190.2 million, respectively, and the fair value was approximately $1,212.3 million and $1,226.1 million, respectively.

Convertible Senior Notes due 2019

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Convertible Notes prior to their stated maturity date. Holders of the 2019 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2019 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2019 Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the 2019 Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share). The conversion rate is subject to adjustment.

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the 2019 Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2019 Convertible Notes. The $21.5 million of debt issuance costs recorded on the Company’s condensed consolidated balance sheet is being amortized over the contractual term of the 2019 Convertible Notes using the effective-interest method.

During February 2014, the $1.15 billion aggregate principal amount of the 2019 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2019 Convertible Notes as a whole. Since the Company must still settle these 2019 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2019 Convertible Notes remain outstanding. The effective-interest rate on the 2019 Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

During March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and is recorded in other expense, net within the Company’s condensed consolidated statement of income. The accounting impact of the new 2024 Convertible Notes is described in further detail below.

As of March 31, 2018, the remaining outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $40.0 million, and the carrying amount of the liability component was $635.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2017, the outstanding principal on the 2019 Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs were $80.0 million, and the carrying amount of the liability component was $1,070.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. The fair value of the liability component relating to the 2019 Convertible Notes was approximately $652.9 million and $1,066.0 million as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company recognized $18.7 million of interest expense relating to the 2019 Convertible Notes, which included $10.4 million relating to non-cash interest expense relating to the debt discount and $1.0 million relating to amortization of debt issuance costs. During the three months ended March 31, 2017, the Company recognized $16.8 million of interest expense relating to the 2019 Convertible Notes, which included $10.0 million relating to non-cash interest expense relating to the debt discount and $1.0 million relating to amortization of debt issuance costs.

In conjunction with the issuance of the 2019 Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. Subsequently, in conjunction with the repurchase of a portion of the 2019 Convertible Notes, during March 2018, the Company entered into agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions. See Note 10, Shareholders’ Deficit, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 8.0028 common shares per $1,000 principal amount of the 2024 Convertible Notes (which is equal to an initial conversion price of approximately $124.96 per common share). The conversion rate is subject to adjustment.

The Company incurred approximately $12.9 million of issuance costs during the first quarter of 2018 relating to the issuance of the 2024 Convertible Notes. Of the $12.9 million issuance costs incurred, $9.6 million and $3.3 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2024 Convertible Notes. The $9.6 million of debt issuance costs, which was recorded as an additional debt discount on the Company’s consolidated balance sheet, is being amortized over the contractual term of the 2024 Convertible Notes using the effective interest method.

During March 2018, the $550 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the 2024 Convertible Notes remain outstanding. The effective interest rate on the 2024 Convertible Notes is approximately 8.4% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $149.0 million, and the carrying amount of the liability component was $401.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $410.1 million as of March 31, 2018.

During the three months ended March 31, 2018, the Company recognized $0.8 million of interest expense relating to the 2024 Convertible Notes, which included $0.5 million relating to non-cash interest expense relating to the debt discount and an immaterial amount relating to amortization of debt issuance costs.

Valuation of 2019 Convertible Notes and 2024 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2019 Convertible Notes and the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. The Company uses similar valuation approaches to determine the subsequent fair value of the liability component for disclosure purposes only where the Company believes the fair value calculation contains Level 2 and Level 3 inputs.

Total Debt

The Company’s total interest expense was $44.6 million and $32.5 million for the three months ended March 31, 2018 and 2017, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2018, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2018	$77.9
2019	775.0
2020	97.9
2021	97.5
2022	97.5
Thereafter	1,289.4
Total	$2,435.2

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2018, the Company had $41.7 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

5. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

The matters described in this Note may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company may reserve amounts for certain matters that the Company believes represent the most likely outcome of the resolution of these related disputes, if the Company is incorrect in its assessment, the Company may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $63.1 million, translated at the March 31, 2018 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $16.2 million, translated at the March 31, 2018 spot rate, related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and litigation is ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company issued a surety bond in the amount of $19.1 million, translated at the March 31, 2018 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment, and the surety bond remained effective as of March 31, 2018.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2018, the Company had $39.9 million of Mexico VAT related assets, of which $30.5 million was within non-current other assets and $9.4 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to nutritional supplements. The Company continues to believe its application of the VAT law in Mexico is correct. As of March 31, 2018, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

With respect to these Mexican matters, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if an assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if an assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.1 million, translated at the March 31, 2018 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.3 million, translated at the March 31, 2018 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied. On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. As of March 31, 2018, the Company had $9.8 million of Brazil ICMS-ST, of which $2.5 million was within non-current other assets and $7.3 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $48.6 million, translated at the March 31, 2018 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict is currently pending. During August 2017, for the state of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $18.0 million, translated at the March 31, 2018 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first level administrative appeal for the 2014 tax year. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $13.2 million, translated at the March 31, 2018 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $7.3 million, translated at the March 31, 2018 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $9.6 million, translated at the March 31, 2018 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $33.3 million translated at the March 31, 2018 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.5 million translated at the March 31, 2018 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the statute of limitations is open for 2007 and later years in Greece. The Company could receive similar assessments covering other years. The Company disputes the allegations that were raised in the assessment and filed an administrative appeal against the assessment with the Greek Social Security Agency. On November 14, 2017, the Administrative Review Committee of the Greek Social Security Agency notified the Company that it had remanded the case back to the Social Security Agency auditors with an instruction to reconsider the case since the majority of the assessment seemed to be unfounded. The administrative appeals committee held a further hearing on this case on April 12, 2018 and a verdict is still pending. The Company has not recognized a loss as it does not believe a loss is probable.

The Italian tax authorities are currently auditing the Company covering the periods 2014 and 2015. The Company has responded to the various points relating to income tax and non-income tax matters initially raised by the tax authorities to date. The Italian tax authorities are discussing certain of its preliminary findings with the Company and the audit is ongoing. It is possible that the Company could receive a final assessment from the Italian tax authorities after these discussions and the audit are completed. The Company believes that it has adequately accrued for income tax matters that are known to date. In regards to non-income tax matters, the Company has not recognized a loss as it does not believe a loss is probable. The Company believes that it has meritorious defenses if a formal assessment is issued by the Italian tax authorities. The Company is currently unable to reasonably estimate the amount of loss that may result from an unfavorable outcome if a formal assessment is issued by the Italian tax authorities.

During March 2018, the Chinese Customs Service began an audit of the Company’s Chinese importations covering the periods 2015 through 2017. The Company has responded to the initial questions from the Customs Service and the audit is ongoing. The Company is currently unable to reasonably estimate the amount of loss if an assessment is issued.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company made, through its wholly-owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC. Additionally, the Company agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company had 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are Members who wish to resell some products or build a sales organization. The Company also agreed to compensate distributors on eligible U.S. sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on a distributor’s ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and the independent compliance auditor have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company continues to monitor the impact of the Consent Order and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

As previously disclosed, the SEC and the Department of Justice have been conducting an investigation into the Company’s anti-corruption compliance in China, which has mainly focused on entertainment and gift expenditures by the Company’s local China external affairs department. The government has requested and is continuing to request documents and other information relating to these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including replacement of a number of employees in China and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the government and cannot predict the eventual scope, duration, or outcome of the government investigation at this time.

A short seller has made allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and has vigorously defended itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, SEC and other governmental authorities. In the future, governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

In September 2017, one of the Company’s warehouses located in Mexico sustained flooding which damaged certain inventory stored within the warehouse. The Company maintains insurance coverage with third-party carriers on the affected property. As of March 31, 2018, the Company has recorded a loss relating to the damaged inventory and has recognized an equal offsetting receivable for insurance recoveries. This event did not have a material negative impact on the Company’s Mexico operations or its condensed consolidated financial statements.

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by the Company in its Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility, as well as by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of March 31, 2018, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Net sales:
Primary Reporting Segment	$964.7	$886.5
China	212.2	215.6
Total net sales	$1,176.9	$1,102.1
Contribution margin(1):
Primary Reporting Segment	$414.3	$386.6
China(2)	185.4	195.8
Total contribution margin	$599.7	$582.4
Selling, general, and administrative expenses(2)	460.1	438.6
Other operating income	(16.2)	—
Interest expense, net	39.9	30.2
Other expense, net	24.4	—
Income before income taxes	91.5	113.6
Income taxes	9.4	28.4
Net income	$82.1	$85.2

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $110.9 million and $111.6 million for the three months ended March 31, 2018 and 2017, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Net sales:
United States	$225.5	$224.7
China	212.2	215.6
Mexico	114.0	104.8
Others	625.2	557.0
Total net sales	$1,176.9	$1,102.1

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2017 10-K. During the three months ended March 31, 2018, the Company granted restricted stock units subject to service conditions and service and performance conditions.

For the three months ended March 31, 2018 and 2017, share-based compensation expense amounted to $9.8 million and $11.3 million, respectively. As of March 31, 2018, the total unrecognized compensation cost related to all non-vested stock awards was $80.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2018:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2017(2)(3)	9,597	$46.72	6.2 years	$212.0
Granted	—	$—
Exercised	(2,379)	$40.49
Forfeited	(81)	$55.92
Outstanding as of March 31, 2018(2)(3)	7,137	$48.69	6.2 years	$348.1
Exercisable as of March 31, 2018(4)	4,992	$44.32	5.3 years	$265.3

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs as of both March 31, 2018 and December 31, 2017.
(3)	Includes 2.9 million and 3.1 million performance condition SARs as of March 31, 2018 and December 31, 2017, respectively, which represent the maximum amount that can vest.
(4)	Includes 2.0 million performance condition SARs.

There were no SARs granted during the three months ended March 31, 2018. The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2017 was $28.32. The total intrinsic value of SARs exercised during the three months ended March 31, 2018 and 2017 was $122.2 million and $16.8 million, respectively.

The following table summarizes the activities for stock units for the three months ended March 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2017(1)	163	$68.69
Granted(2)	662	$86.30
Vested	(1)	$61.14
Forfeited	(6)	$86.30
Outstanding and nonvested as of March 31, 2018(1)	818	$82.81

(1)	Includes 354,418 and 134,388 performance-based stock unit awards as of March 31, 2018 and December 31, 2017, respectively, which represents the maximum amount that can vest.
(2)	Includes 220,030 performance-based stock unit awards, which represents the maximum amount that can vest.

The total vesting date fair value of stock units which vested during both the three months ended March 31, 2018 and 2017 was less than $0.1 million.

8. Income Taxes

Income taxes were $9.4 million for the three months ended March 31, 2018, as compared to $28.4 million for the same period in 2017. The effective income tax rate was 10.3% for the three months ended March 31, 2018, as compared to 25.0% for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the increase in net benefits from discrete events, in addition to the impact of changes in the geographic mix of the Company’s income. Included in the discrete events for the three months ended March 31, 2018 and 2017 was the impact of $19.4 million and $4.3 million, respectively, of excess tax benefits on share-based compensation arrangements.

As of March 31, 2018, the total amount of unrecognized tax benefits, including related interest and penalties, was $61.7 million. If the total amount of unrecognized tax benefits was recognized, $44.2 million of unrecognized tax benefits, $9.6 million of interest, and $1.4 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.1 million within the next twelve months. Of this possible decrease, $0.7 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $8.4 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 5, Contingencies.

As described in Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2017 10-K, on December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company recorded a provisional net expense during the fourth quarter of 2017 which was reflected in its prior year financial statements. There have not been any adjustments to these provisional amounts during the three months ended March 31, 2018. The Company continues to analyze other information and regulatory guidance, and accordingly the Company may record additional provisional amounts or adjustments to provisional amounts in future periods. Pursuant to the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, any adjustments to these provisional amounts will be reported as a component of tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

9. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general, and administrative expenses in the Company’s condensed consolidated statements of income. The Company uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses in the condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2018 and December 31, 2017, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $95.8 million and $104.9 million, respectively. As of March 31, 2018, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2018, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $4.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, the Company recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2018 and 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company had aggregate notional amounts of approximately $484.9 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2018 and 2017 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2018 and 2017:

	Amount of Loss Recognized in Accumulated Other Comprehensive Loss
	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(4.0)	$(6.1)

As of March 31, 2018, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $1.6 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2018 and 2017:

	Amount of Loss Recognized in Income
	Three Months Ended
	March 31, 2018	March 31, 2017	Location of Loss Recognized in Income
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges(1)	$(2.0)	$(0.5)	Selling, general, and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(2.7)	$(1.3)	Selling, general, and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2018 and 2017:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income
	Three Months Ended
	March 31, 2018	March 31, 2017	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income (Effective Portion)
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$0.5	$0.9	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(2.4)	$0.5	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2018 and December 31, 2017.

10. Shareholders’ Deficit

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors.

Share Repurchases

On February 21, 2017, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced the Company’s prior share repurchase authorization that was set to expire on June 30, 2017 and had approximately $233 million of remaining authorized capacity as of December 31, 2016. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three months ended March 31, 2018 and 2017, the Company recognized $1.6 million of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of the Company purchased 4,200 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $67.79 per share. During the three months ended March 31, 2017, an indirect wholly-owned subsidiary of the Company purchased approximately 1.1 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2018 and December 31, 2017, the Company held approximately 5.0 million, of treasury shares for U.S. GAAP purposes. As of March 31, 2018, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $713.3 million.

In connection with the Company’s modified Dutch auction tender offer, which was completed in October 2017, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual contingent value right, or CVR, for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company's condensed consolidated balance sheets with corresponding gains or losses being recognized in non-operating expense (income) within the Company's condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. The Company recognized an $11.3 million loss in other expense, net within its condensed consolidated statement of income during the three months ended March 31, 2018 due to the change in the fair value of the CVR, which was primarily driven by the increase in the market price of the Company’s common shares. As of March 31, 2018 and December 31, 2017, the fair value of the CVR was $18.2 million and $6.9 million, respectively.

The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended March 31, 2018 and 2017, the Company also withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans, which are treated as share repurchases in the Company’s condensed consolidated financial statements as discussed further below.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company allocated the purchase price of the repurchased shares to (accumulated deficit) retained earnings, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

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

For the three months ended March 31, 2018 and 2017, the Company’s share repurchases were $0.3 million and $60.7 million, respectively, under the Company’s share repurchase programs, and $49.7 million and $7.5 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2018 and 2017, the Company’s total share repurchases, including shares withheld for tax purposes, were $50.0 million and $68.2 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $54.2 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the three months ended March 31, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheet as of December 31, 2017 but were subsequently paid during the three months ended March 31, 2018. The Company recorded $58.1 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the three months ended March 31, 2017, which excludes $10.1 million of share repurchases for which payment was made subsequent to the quarter end and was therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of March 31, 2017.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As of March 31, 2018, the average adjusted cap price was approximately $110 per common share. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

During March 2018, in connection with the Company’s repurchase of a portion of the 2019 Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions, in each case, in a notional amount corresponding to the aggregate principal amount of 2019 Convertible Notes that were repurchased. As a result of terminating a portion of the Capped Call Transactions, which were in a favorable position, the Company received $27.1 million in cash and recognized $16.9 million in other current assets primarily related to the amount that was expected to be paid in cash to the Company and $44.0 million as an increase in additional paid-in capital as of March 31, 2018. The $16.9 million was subsequently received in April 2018.

During April 2018, the Company’s remaining terminated Capped Call Transactions were fully settled, and the Company received $12.0 million in cash and recognized an offsetting increase to additional paid-in capital.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2018			March 31, 2017
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(170.6)	$5.2	$(165.4)	$(215.5)	$10.4	$(205.1)
Other comprehensive income (loss) before reclassifications, net of tax	21.2	(3.9)	17.3	23.0	(6.1)	16.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.8	0.8	—	(1.4)	(1.4)
Total other comprehensive income (loss), net of reclassifications	21.2	(3.1)	18.1	23.0	(7.5)	15.5
Ending balance	$(149.4)	$2.1	$(147.3)	$(192.5)	$2.9	$(189.6)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2018 and 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.1 million for foreign currency translation adjustments for the three months ended March 31, 2018.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.6 million for foreign currency translation adjustments for the three months ended March 31, 2017.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Weighted-average shares used in basic computations	72.7	83.1
Dilutive effect of exercise of equity grants outstanding	3.6	3.6
Weighted-average shares used in diluted computations	76.3	86.7

There were an aggregate of 1.3 million and 5.3 million of equity grants, consisting of SARs, and stock units that were outstanding during the three months ended March 31, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three months ended March 31, 2018 and 2017, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2019 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2018 and 2017. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $124.96 per share. For the three months ended March 31, 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

The Capped Call Transactions are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the Forward Transactions are treated as retired shares for basic and diluted EPS purposes, although they remain legally outstanding. See Note 10, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

See Note 10, Shareholders’ Deficit, for a discussion of how common shares repurchased by the Company’s indirect wholly-owned subsidiary are treated under U.S. GAAP.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2018 and December 31, 2017:

	Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2018	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2017
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.5	$2.9
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	1.9	2.9
		$2.4	$5.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$4.8	$4.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	0.7	2.6
		$5.5	$6.6

The Company’s CVR liability is measured at fair value and consisted of Level 3 inputs. See Note 10, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other non-current liabilities within the Company’s condensed consolidated balance sheet as of March 31, 2018:

Contingent Value Right
(in millions)
Fair value as of December 31, 2017	$6.9
Net unrealized loss(1)	11.3
Fair value as of March 31, 2018	$18.2

(1)	Unrealized gains and losses related to the revaluation of the CVR are recorded in other expense, net within the Company’s consolidated statements of income.

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

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2017 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2018
Foreign exchange currency contracts	$2.4	$(1.5)	$0.9
Total	$2.4	$(1.5)	$0.9
December 31, 2017
Foreign exchange currency contracts	$5.8	$(4.3)	$1.5
Total	$5.8	$(4.3)	$1.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2018
Foreign exchange currency contracts	$5.5	$(1.5)	$4.0
Total	$5.5	$(1.5)	$4.0
December 31, 2017
Foreign exchange currency contracts	$6.6	$(4.3)	$2.3
Total	$6.6	$(4.3)	$2.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2018 and December 31, 2017, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan assets of $33.4 million and $33.6 million and deferred tax assets of $75.2 million and $77.5 million as of March 31, 2018 and December 31, 2017, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
	(in millions)
Accrued compensation	$98.7	$117.3
Accrued service fees to China independent service providers	78.0	58.7
Accrued advertising, events, and promotion expenses	47.6	46.3
Advance sales deposits	75.5	65.2
Income taxes payable	13.6	25.7
Other accrued liabilities	150.3	145.7
Total	$463.7	$458.9

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan liabilities of $57.8 million and $58.1 million and deferred income tax liabilities of $7.6 million and $7.8 million as of March 31, 2018 and December 31, 2017, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2017 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

On April 18, 2018, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase its common shares for an aggregate cash purchase price of up to $600 million and at a per share price not greater than $108.00 nor less than $98.00, net to the seller in cash, less any applicable tax withholding and without interest, upon the terms and subject to the conditions described in this tender offer. The preliminary closing date of this tender offer is May 24, 2018. The terms of this tender offer are subject to change pursuant to conditions set forth in this tender offer.

On April 24, 2018, the Company’s shareholders approved a two-for-one stock split of the Company’s common shares. On May 14, 2018, shareholders of record will receive one additional share for each share held as of May 7, 2018. All common shares subject to outstanding equity awards, as well as the number of common shares reserved for issuance under the Company’s equity compensation plan, will be adjusted proportionately. Share and per share amounts herein have not been restated to reflect the pending stock split.

On a pro forma basis, the Company’s historical earnings per share would be as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(unaudited)
Basic earnings per share:
As reported	$1.13	$1.03
Pro forma	$0.57	$0.51
Diluted earnings per share:
As reported	$1.08	$0.98
Pro forma	$0.54	$0.49

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 — Financial Information, of this Quarterly Report on Form 10-Q and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Nutrition Ltd., a Cayman Islands exempt limited liability company, and its consolidated subsidiaries.

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

We pursue our purpose to make the world healthier and happier by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe the global obesity epidemic has made our products more relevant and the effectiveness of our distribution network has been the primary reason for our recent success.

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

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing of our products, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in six geographic regions:

•	North America;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East, and Africa;
•	Asia Pacific (excluding China); and
•	China.

On July 15, 2016, we reached a settlement with the FTC and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We are monitoring the impact of the Consent Order and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Item 1A — Risk Factors of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and when control passes to the Member, as discussed in greater detail in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Currently, the specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during the three months ended March 31, 2018 for the Mexico and certain South & Central America markets. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended
	March 31, 2018	March 31, 2017	% Change
	(Volume Points in millions)
North America	303.2	302.6	0.2%
Mexico(1)	221.8	225.4	(1.6)%
South & Central America(2)	148.5	153.3	(3.1)%
EMEA	294.7	274.2	7.5%
Asia Pacific	286.6	260.8	9.9%
China	141.1	182.0	(22.5)%
Worldwide(3)	1,395.9	1,398.3	(0.2)%

(1)	Excluding Volume Point adjustments made during the three months ended March 31, 2018 for certain products, the percent change would have been a decrease of 3.3%.
(2)	Excluding Volume Point adjustments made during the three months ended March 31, 2018 for certain products in certain markets, the percent change would have been a decrease of 4.0%.
(3)

Excluding Volume Point adjustments made during the three months ended March 31, 2018 for certain products in Mexico and certain South & Central America markets, the percent change would have been a decrease of 0.5%.

Volume Points decreased 0.2% for the three months ended March 31, 2018 after having increased 1.4% for the same period in 2017. The Volume Point decline for the quarter was primarily driven by a significant decrease for China, a comparative result of the Member response to a price increase announced in March 2017 to be effective April 2017. This price increase announcement drove significant sales orders late in March 2017 as Members made purchases ahead of the price change. The North America region recorded a small Volume Point increase for 2018 after a decrease in the prior year, reflecting what we believe to be a transition through the impact of Member focus on the Consent Order implementation actions, including training on new tools and methods for documenting sales and time spent to then train their sales organizations. The Mexico region saw a 1.6% Volume Point decline after a previous year increase, attributable in part to the trailing impact of difficult economic conditions during 2017. The South & Central America region saw a continuing, though lesser, decline in Volume Points for 2018 as markets in the region continue to transition to sustainable, customer-oriented business practices. During the three months ended March 31, 2018, the Company adjusted Volume Point values upward for certain products in Mexico and certain South & Central America markets; revised Volume Point year-over-year percent changes are noted in the footnotes to the table above. The EMEA region saw continued Volume Point growth, a result, we believe, of successful focus on the quality and activity of sales leaders and customer-oriented initiatives. The Asia Pacific region continued to see positive net results across its markets. Results are discussed further below in the applicable sections of Sales by Geographic Region.

Presentation

“Retail value” represents the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “distributor allowance”, and we refer to retail value less distributor allowances as “product sales.”

Total distributor allowances for the three months ended March 31, 2018 and 2017 were 40.4% and 40.5% of retail value, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net sales” equal product sales plus shipping and handling, and generally represents what we collect.

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

Additionally, the impact of foreign currency fluctuations in Venezuela and the price increases we implement as a result of the highly inflationary economy in that market can each, when considered in isolation, have a disproportionately large impact to our consolidated results despite the offsetting nature of these drivers and that net sales in Venezuela, which represent less than 1% of our consolidated net sales, are not material to our consolidated results. Therefore, in certain instances, we believe it is helpful to provide additional information with respect to these factors as reported and excluding the impact of Venezuela to illustrate the disproportionate nature of Venezuela’s individual pricing and foreign exchange impact to our consolidated results. However, excluding the impact of Venezuela from these measures is not in accordance with U.S. GAAP and should not be considered in isolation or as an alternative to the presentation and discussion thereof calculated in accordance with U.S. GAAP.

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

Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and, as such, are recorded as an operating expense.

In China, our independent service providers are compensated for marketing, sales support, and other services instead of the distributor allowances and royalty overrides utilized in our global marketing plan. Service fees to China independent service providers are included in selling, general, and administrative expenses.

Because of local country regulatory constraints, we may be required to modify our Member incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total Royalty override percentage may vary over time.

Our “contribution margins” consist of net sales less cost of sales and Royalty overrides.

“Selling, general, and administrative expenses” represent our operating expenses, which include labor and benefits, service fees to China service providers, sales events, professional fees, travel and entertainment, Member promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses, and other miscellaneous operating expenses.

Our “other operating income” consists of government grant income related to China.

Our “other expense, net” consists of non-operating income and expenses such as gains or losses on extinguishment of debt and gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the CVR.

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

Summary Financial Results

Net sales for the three months ended March 31, 2018 were $1,176.9 million. Net sales increased $74.8 million, or 6.8% ($70.7 million, or 6.4% excluding Venezuela), for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 7.5% (1.4% excluding Venezuela) for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in net sales of 6.8% for the three months ended March 31, 2018 was primarily driven by a 9.1% favorable impact of price increases (2.9% excluding Venezuela); partially offset by a 0.8% unfavorable impact of fluctuations in foreign currency rates (5.1% favorable impact excluding Venezuela) and a 0.5% unfavorable impact of country sales mix.

Net income for the three months ended March 31, 2018 was $82.1 million, or $1.08 per diluted share. Net income decreased $3.1 million, or 3.6%, for the three months ended March 31, 2018. The decrease in net income for the three months ended March 31, 2018 was due to an $11.3 million loss on valuation of the CVR (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $13.1 million loss on the extinguishment of $475.0 million of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); higher selling, general, and administrative expenses; higher interest expense; partially offset by higher contribution margin from higher net sales; higher government grant income from China; and lower income taxes.

Net income for the three months ended March 31, 2018 included a $16.2 million pre-tax favorable impact ($10.4 million post-tax) of government grant income in China; a $12.5 million pre-tax unfavorable impact ($12.2 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.3 million pre-tax unfavorable impact ($2.1 million post-tax) from expenses related to regulatory inquiries; a $4.7 million pre-tax unfavorable impact ($3.1 million post-tax) of foreign exchange losses related to Venezuela; a $13.1 million pre-tax unfavorable impact ($9.4 million post-tax) of loss on extinguishment of $475.0 million of our 2019 Convertible Notes; and an $11.3 million pre-tax unfavorable impact ($8.0 million post-tax) of loss on valuation of the CVR.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2018 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2017 included a $12.6 million unfavorable impact of non-cash interest expense related to the 2019 Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $3.8 million pre-tax unfavorable impact ($2.5 million post-tax) from expenses related to regulatory inquiries; a $1.5 million pre-tax unfavorable impact ($1.1 million post-tax) related to legal, advisory services, and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012; and an $8.5 million pre-tax unfavorable impact ($5.7 million post-tax) from expenses related to the implementation of the Consent Order.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2018	March 31, 2017
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.4	18.6
Gross profit	79.6	81.4
Royalty overrides(1)	28.7	28.6
Selling, general, and administrative expenses(1)	39.1	39.8
Other operating income	(1.4)	—
Operating income	13.2	13.0
Interest expense, net	3.4	2.7
Other expense, net	2.0	—
Income before income taxes	7.8	10.3
Income taxes	0.8	2.6
Net income	7.0%	7.7%

(1)

Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $964.7 million for the three months ended March 31, 2018, representing an increase of $78.2 million, or 8.8% ($74.1 million, or 8.4% excluding Venezuela), for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 11.6% (3.9% excluding Venezuela) for the three months ended March 31, 2018, as compared to the same period in 2017. The 8.8% increase in net sales was primarily due to a 10.3% favorable impact of price increases (2.6% excluding Venezuela) and an increase in sales volume, as indicated by a 3.2% increase in Volume Points; partially offset by a 2.8% unfavorable impact of fluctuations in foreign currency rates (4.4% favorable impact excluding Venezuela) and a 0.9% unfavorable impact of country sales mix.

For a discussion of China’s net sales for the three months ended March 31, 2018, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $414.3 million, or 42.9% of net sales, representing an increase of $27.7 million, or 7.2% ($24.9 million, or 6.5% excluding Venezuela), for the three months ended March 31, 2018, as compared to the same period in 2017. The 7.2% increase for the three months ended March 31, 2018 was primarily the result of a 15.7% favorable impact of price increases (4.1% excluding Venezuela) and a 5.4% favorable impact of volume increases; partially offset by a 7.4% unfavorable impact of fluctuations in foreign currency rates (4.1% favorable impact excluding Venezuela), a 2.4% unfavorable impact of country sales mix, a 1.5% unfavorable impact of cost changes related to self-manufacturing and strategic sourcing, and a 1.5% unfavorable impact of higher inventory write-downs.

China reported contribution margin of $185.4 million, representing a decrease of $10.4 million, or 5.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. The decrease of 5.3% for the three months ended March 31, 2018 was primarily due to a decline in sales volume which reduced contribution margin by 23.2%; partially offset by favorable fluctuations in foreign currency rates, price increases, and timing difference between recognition of net sales and sales volume, which increased contribution margin by approximately 6.0%, 4.7%, and 8.5%, respectively.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	March 31, 2018					March 31, 2017
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$382.9	$(174.4)	$208.5	$22.7	$231.2	$386.0	$(178.8)	$207.2	$22.6	$229.8	0.6%
Mexico	196.7	(89.6)	107.1	6.9	114.0	180.1	(81.6)	98.5	6.3	104.8	8.8%
South & Central America	213.4	(95.9)	117.5	8.2	125.7	212.9	(98.8)	114.1	8.3	122.4	2.7%
EMEA	422.5	(189.0)	233.5	14.7	248.2	361.2	(163.9)	197.3	12.5	209.8	18.3%
Asia Pacific	419.8	(182.5)	237.3	8.3	245.6	374.6	(161.8)	212.8	6.9	219.7	11.8%
China	235.2	(24.2)	211.0	1.2	212.2	240.4	(25.9)	214.5	1.1	215.6	(1.6)%
Worldwide	$1,870.5	$(755.6)	$1,114.9	$62.0	$1,176.9	$1,755.2	$(710.8)	$1,044.4	$57.7	$1,102.1	6.8%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status.

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2018, as compared to the same period in 2017, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

North America

The North America region reported net sales of $231.2 million for the three months ended March 31, 2018. Net sales increased $1.4 million, or 0.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 0.5% for the three months ended March 31, 2018, as compared to the same period in 2017. The 0.6% increase in net sales for the North America region for the three months ended March 31, 2018 was primarily the result of price increases in the U.S. of approximately 3% effective in March 2018. Sales volume, as indicated by Volume Points, was comparable to the prior year quarter. In the U.S., net sales were $225.5 million for the three months ended March 31, 2018. Net sales increased $0.8 million, or 0.4%, for the three months ended March 31, 2018, as compared to the same period in 2017.

As part of the Consent Order, effective May 2017 we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s sales volume declines in recent quarters, prior to a modest increase for this quarter, reflect the transitionary impact of Member focus on Consent Order implementation actions, including training on new tools and methods for documenting sales and time spent to then train their sales organizations. Similar to the transitionary impact that occurred as a result of Marketing Plan changes made in 2014, we do not expect the Consent Order to have a long-term material adverse impact on our net sales in the North America region or on our Member base. North America has implemented programs to encourage sponsorship and increase Distributor, Preferred Member, and customer activity and has continued to extend the product line.

Mexico

The Mexico region reported net sales of $114.0 million for the three months ended March 31, 2018. Net sales increased $9.2 million, or 8.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 0.4% for the three months ended March 31, 2018, as compared to the same period in 2017. The 8.8% increase in net sales for the three months ended March 31, 2018 was primarily the result of a favorable fluctuation in foreign currency exchange rates and price increases, which contributed approximately 8.3% and 6.2% to net sales, respectively. These increases were partially offset by a 0.8% unfavorable impact of sales mix and a decrease in sales volume, as indicated by a 1.6% decrease in Volume Points (3.3% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section).

We believe the Volume Point decline for the three months ended March 31, 2018, after an increase for the same period in 2017, was attributable to a trailing impact of difficult economic conditions during 2017. Following inception of our Member Activation Program, designed to enhance the quality of sales leaders, we have seen a higher level of activity among new Members. We continue to expand product access in the market.

South and Central America

The South and Central America region reported net sales of $125.7 million for the three months ended March 31, 2018. Net sales increased $3.3 million, or 2.7% (decreased $0.8 million, or 0.6% excluding Venezuela), for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 57.3% (1.5% excluding Venezuela) for the three months ended March 31, 2018, as compared to the same period in 2017. The 2.7% increase in net sales was primarily due to a 59.8% favorable impact of price increases (4.4% excluding Venezuela); substantially offset by a 54.6% unfavorable impact of fluctuations in foreign currency exchange rates (2.2% excluding Venezuela) and a decline in sales volume, as indicated by a 3.1% decrease in Volume Points (4.0% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section).

In Brazil, the region’s largest market, net sales were $45.8 million for the three months ended March 31, 2018. Net sales decreased $5.6 million, or 10.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales decreased 8.1% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million on net sales for the three months ended March 31, 2018. Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly than we have seen in other regions. Additionally, Members in Brazil saw their product costs increase during the quarter when we began to pass through certain indirect taxes that we had previously absorbed. To help stimulate sales growth, we are increasing the number of product access points, enhancing our training efforts, and expanding our product offering in the market.

Net sales in Peru were $16.7 million for the three months ended March 31, 2018. Net sales increased $0.7 million, or 4.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 2.6% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $0.3 million on net sales for the three months ended March 31, 2018. The favorable comparison for this year’s quarter was due to lower sales volume in the prior year quarter, which we believe was due to severe inclement weather.

EMEA

The EMEA region reported net sales of $248.2 million for the three months ended March 31, 2018. Net sales increased $38.4 million, or 18.3%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 6.9% for the three months ended March 31, 2018, as compared to the same period in 2017. The 18.3% increase in net sales for the three months ended March 31, 2018 was driven by an 11.4% favorable impact of fluctuations in foreign currency exchange rates, an increase in sales volume, as indicated by a 7.5% increase in Volume Points, and a 2.7% favorable impact of price increases. These increases in net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 2.2%. Though the EMEA region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $37.3 million for the three months ended March 31, 2018. Net sales increased $4.0 million, or 12.1%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales decreased 2.9% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $5.0 million on net sales for the three months ended March 31, 2018. Italy has seen some decline in Members after several years of growth. To help stimulate sales growth, we have revised certain Member promotions and training to be targeted for the market.

Net sales in Russia were $35.4 million for the three months ended March 31, 2018. Net sales increased $3.5 million, or 10.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 7.4% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $1.1 million on net sales for the three months ended March 31, 2018. The market continues to focus on expansion of Nutrition Clubs and the use of the Member Activation Program to attract and enhance the quality of new Members. The market has had success with new products, including a dinner shake, new training and communication approaches, and a program to re-activate former Members.

Net sales in Spain were $29.9 million for the three months ended March 31, 2018. Net sales increased $6.7 million, or 28.9%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 11.8% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $4.0 million on net sales for the three months ended March 31, 2018. Product prices in Spain were increased 2% in July 2017. Spain has benefited from ongoing programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $245.6 million for the three months ended March 31, 2018. Net sales increased $25.9 million, or 11.8%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 7.6% for the three months ended March 31, 2018, as compared to the same period in 2017. The 11.8% increase in net sales for the three months ended March 31, 2018 was primarily the result of an increase in sales volume, as indicated by a 9.9% increase in Volume Points, a 4.0% favorable impact of fluctuations in foreign currency exchange rates, and a 1.5% favorable impact of price increases. These increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 3.2%. The Volume Point and net sales performance for the region has been mixed by country, with continuing increases in Indonesia and India as well as significant contributions from Vietnam and Malaysia, offset by declines primarily in South Korea and Taiwan.

Net sales in India were $54.3 million for the three months ended March 31, 2018. Net sales increased $13.0 million, or 31.4%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 26.2% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $2.2 million on net sales for the three months ended March 31, 2018. India continues to expand its product line, add product pickup locations for Members, and utilize an Associate Activation Program.

Net sales in Indonesia were $35.5 million for the three months ended March 31, 2018. Net sales increased $2.3 million, or 6.9%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales increased 8.6% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $0.6 million on net sales for the three months ended March 31, 2018. The Indonesia market has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, new products, and increased product access points.

Net sales in South Korea were $32.7 million for the three months ended March 31, 2018. Net sales decreased $1.9 million, or 5.5%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales decreased 12.3% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $2.3 million on net sales for the three months ended March 31, 2018. Several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, have led to contraction in our business in the market.

Net sales in Taiwan were $28.3 million for the three months ended March 31, 2018. Net sales decreased $2.2 million, or 7.2%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales decreased 12.7% for the three months ended March 31, 2018, as compared to the same period in 2017. The fluctuation of foreign currency rates had a favorable impact of $1.7 million on net sales for the three months ended March 31, 2018. Taiwan sales declines have continued as the market continues to adjust to programs and training intended to help Members establish customer-based, sustainable business approaches.

China

The China region reported net sales of $212.2 million for the three months ended March 31, 2018. Net sales decreased $3.4 million, or 1.6%, for the three months ended March 31, 2018, as compared to the same period in 2017. In local currency, net sales decreased 9.2% for the three months ended March 31, 2018, as compared to the same period in 2017. The 1.6% decrease in net sales for the three months ended March 31, 2018 was primarily the result of a decline in sales volume, as indicated by a 22.5% decrease in Volume Points; partially offset by timing differences between the recognition of net sales and Volume Points, a favorable fluctuation in foreign currency exchange rates, and price increases which increased net sales by approximately 7.8%, 7.7%, and 4.3%, respectively.

The significant decrease in volume for the quarter versus the prior year quarter, net of the noted timing difference, was primarily driven by Member response to a price increase announced in March 2017 to be effective April 2017. This price increase announcement drove significant sales orders late in March 2017 as Members made purchases ahead of the price change. However, a significant portion of the pull-forward sales volume was not recorded as net sales until the second quarter of 2017. Actions for the market which we believe position us for continued success include a Member Activation Program for new members, new products for the market, and active promotional campaigns. We have also announced a new initiative, the China Growth and Impact Investment Program, to stimulate the development of our business in China and help address challenging public-policy issues such as the rise in obesity.

Sales by Product Category

	Three Months Ended
	March 31, 2018					March 31, 2017
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,215.6	$(501.2)	$714.4	$40.3	$754.7	$1,144.2	$(474.0)	$670.2	$37.6	$707.8	6.6%
Targeted Nutrition	468.6	(193.2)	275.4	15.5	290.9	431.5	(178.7)	252.8	14.2	267.0	9.0%
Energy, Sports, and Fitness	113.9	(47.0)	66.9	3.8	70.7	102.5	(42.5)	60.0	3.4	63.4	11.5%
Outer Nutrition	37.5	(15.5)	22.0	1.2	23.2	40.4	(16.7)	23.7	1.3	25.0	(7.2)%
Literature, Promotional, and Other(1)	34.9	1.3	36.2	1.2	37.4	36.6	1.1	37.7	1.2	38.9	(3.9)%
Total	$1,870.5	$(755.6)	$1,114.9	$62.0	$1,176.9	$1,755.2	$(710.8)	$1,044.4	$57.7	$1,102.1	6.8%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all product categories, except Outer Nutrition and Literature, Promotional, and Other, increased for the three months ended March 31, 2018 as compared to the same period in 2017. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $937.0 million for the three months ended March 31, 2018, as compared to $897.5 million for the same period in 2017. Gross profit as a percentage of net sales was 79.6% for the three months ended March 31, 2018, as compared to 81.4% for the same period in 2017, or an unfavorable net decrease of 182 basis points. The change in the gross profit rate for the three months ended March 31, 2018, as compared to the same period in 2017, included the unfavorable impact of foreign currency fluctuations of 155 basis points (33 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and strategic sourcing of 76 basis points, higher inventory write-downs of 56 basis points, other cost changes of 54 basis points, and country mix of 31 basis points, partially offset by the favorable impact of retail price increases of 190 basis points (61 basis points excluding Venezuela). The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela was 7 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and strategic sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $337.3 million for the three months ended March 31, 2018, as compared to $315.1 million for the same period in 2017. Royalty overrides as a percentage of net sales were 28.7% for the three months ended March 31, 2018, as compared to 28.6% for the same period in 2017. Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides. Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $460.1 million for the three months ended March 31, 2018, as compared to $438.6 million for the same period in 2017. Selling, general, and administrative expenses as a percentage of net sales were 39.1% for the three months ended March 31, 2018, as compared to 39.8% for the same period in 2017.

The increase in selling, general, and administrative expenses for the three months ended March 31, 2018 was driven by $5.6 million in higher Member promotion and event costs; $6.5 million in higher foreign exchange losses, which includes $4.7 million impact of the devaluation of the Venezuela Bolivar in 2018; $2.4 million in higher professional fees; $5.6 million relating to importer fees due to the change in income statement classification pursuant to Accounting Standards Codification Topic 606, as discussed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; partially offset by $2.7 million in lower non-income tax expense.

Other Operating Income

Other operating income was $16.2 million for the three months ended March 31, 2018. There was no other operating income for the same period in 2017. Other operating income for the three months ended March 31, 2018 relates to government grant income for China. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in millions)
Interest expense	$44.6	$32.5
Interest income	(4.7)	(2.3)
Interest expense, net	$39.9	$30.2

The increase in interest expense, net for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to higher interest rates and increased borrowing amounts relating to our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources. These increases were partially offset by higher interest income related to proceeds from the $1.3 billion term loan B.

Other Expense, Net

The $24.4 million of other expense, net for the three months ended March 31, 2018 consists of a $11.3 million loss on the revaluation of the CVR provided to the participants of the modified Dutch auction tender offer that closed in October 2017 (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $9.4 million for the three months ended March 31, 2018, as compared to $28.4 million for the same period in 2017. The effective income tax rate was 10.3% for the three months ended March 31, 2018, as compared to 25.0% for the same period in 2017. The decrease in the effective tax rate for the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to the increase in net benefits from discrete events, in addition to the impact of changes in the geographic mix of our income. Included in the discrete events for the three months ended March 31, 2018 and 2017 was the impact of $19.4 million and $4.3 million, respectively, of excess tax benefits on share-based compensation arrangements.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $3.9 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,330.2 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2018 and December 31, 2017.

For the three months ended March 31, 2018, we generated $156.2 million of operating cash flow, as compared to $175.5 million for the same period in 2017. The decrease in our operating cash flow was the result of unfavorable changes in operating assets and liabilities, and lower net income (See Summary Financial Results above for further discussion), partially offset by higher non-cash items. The change in operating assets and liabilities was primarily the result of unfavorable changes in prepaid expenses and other current assets, and other current liabilities; partially offset by a favorable change in receivables and accounts payable. The increase in non-cash items was primarily the result of the $13.1 million loss on the extinguishment of $475.0 million aggregate principal of our 2019 Convertible Notes; the $11.3 million loss on the revaluation of the CVR; higher deferred income taxes; and higher inventory write-downs. The $13.1 million loss on the extinguishment of $475.0 million aggregate principal of our 2019 Convertible Notes and the $11.3 million loss on the revaluation of the CVR had no impact on our operating cash flow, as these decreased our net income by $24.4 million, and increased our non-cash adjustments to net income by $24.4 million.

Capital expenditures, including accrued capital expenditures, for the three months ended March 31, 2018 and 2017 were $14.6 million and $18.5 million, respectively. The majority of these expenditures represented investments in management information systems including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $110 million to $140 million for the full year of 2018.

In March 2018, we hosted our annual global Herbalife Honors event in Los Angeles, California where sales leaders from around the world met and shared best practices, conducted leadership training, and our management awarded Members $64.8 million of Mark Hughes bonus payments related to their 2017 performance. In March 2017, our management awarded Members $65.2 million of Mark Hughes bonus payments related to their 2016 performance.

Senior Secured Credit Facility

On February 15, 2017, we entered into a new $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150.0 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023. However, if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $250.0 million and we exceed certain leverage ratios on February 14, 2019, the Revolving Credit Facility will mature on such date. In addition, if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $250.0 million and we exceed certain leverage ratios on May 16, 2019, the Term Loan will mature on such date. The Credit Facility is secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. The Credit Facility was amended, effective March 16, 2018, to make certain technical amendments in connection with the offering of the 2024 Convertible Notes, as defined below.

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2018 and December 31, 2017, we were in compliance with our debt covenants under the Credit Facility.

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

During the three months ended March 31, 2018, we repaid a total amount of $24.4 million under the Credit Facility. During the three months ended March 31, 2017, we repaid a total amount of $410.0 million to repay in full amounts outstanding on our prior revolving credit facility. As of March 31, 2018 and December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,202.5 million and $1,226.9 million, respectively. There were no borrowings outstanding on the Revolving Credit Facility as of March 31, 2018 and December 31, 2017. There were no outstanding foreign currency borrowings as of March 31, 2018 and December 31, 2017 under the Credit Facility. As of March 31, 2018 and December 31, 2017, the weighted-average interest rate for borrowings under the Credit Facility was 7.15% and 6.79%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our Credit Facility.

Convertible Senior Notes due 2019

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes due 2019, or the 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The primary purpose of the issuance of the 2019 Convertible Notes was for share repurchase purposes.

During March 2018, we issued $550 million aggregate principal of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of our existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our 2024 Convertible Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2018 and December 31, 2017, the total amount of our foreign subsidiary cash and cash equivalents was $1,290.0 million and $1,133.5 million, respectively, of which $743.6 million and $633.3 million, respectively, was invested in U.S. dollars. As of March 31, 2018 and December 31, 2017, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $40.3 million and $145.3 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2017, our U.S. consolidated group had approximately $97.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2017, our parent, Herbalife Nutrition Ltd., had $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of March 31, 2018, we do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2017 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Share Repurchases

On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization that was set to expire on June 30, 2017 and had approximately $233 million of remaining authorized capacity as of December 31, 2016. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the Forward Transactions.

During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of ours purchased 4,200 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $67.79 per share. During the three months ended March 31, 2017, an indirect wholly-owned subsidiary of ours purchased approximately 1.1 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $56.10 per share. These share repurchases reduced our total shareholders’ equity and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2018 and December 31, 2017, we held approximately 5.0 million of treasury shares for U.S. GAAP purposes. As of March 31, 2018, the remaining authorized capacity under our $1.5 billion share repurchase program was $713.3 million. See Note 10, Shareholders’ Deficit and Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

In connection with our modified Dutch auction tender offer, which was completed in October 2017, we incurred $1.6 million in transaction costs and also provided a CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within our condensed consolidated balance sheets with corresponding gains or losses being recognized in non-operating expense (income) within our condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. We recognized an $11.3 million loss in other expense, net within our condensed consolidated statement of income during the three months ended March 31, 2018 due to the change in the fair value of the CVR. As of March 31, 2018 and December 31, 2017, the fair value of the CVR was $18.2 million and $6.9 million, respectively. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share.

During March 2018, in connection with the Company’s repurchase of a portion of the 2019 Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of the Capped Call Transactions, in each case, in a notional amount corresponding to the aggregate principal amount of the 2019 Convertible Notes that were repurchased.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of March 31, 2018 and December 31, 2017, we had positive working capital of $1,040.2 million and $953.5 million, respectively, or an increase of $86.7 million. This increase was primarily due to the increases in cash and cash equivalents, and prepaid expenses and other current assets.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2018.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2018, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our adoption of Topic 606, Revenue Recognition from Contracts with Customers, with initial application of January 1, 2018 and distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% for both the three months ended March 31, 2018 and 2017.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $40.9 million and $30.8 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As discussed below, for goodwill impairment testing, we have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. Currently, we do not use this qualitative assessment option but we could in the future elect to use this option. For our marketing-related intangible assets a similar qualitative option is also currently available. However, we currently use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing-related intangible assets in order to confirm there is no impairment required. For our marketing-related intangible assets, if we do not use this qualitative assessment option, we could still in the future elect to use this option.

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2018 and December 31, 2017, we had goodwill of approximately $98.6 million and $96.9 million, respectively. As of both March 31, 2018 and December 31, 2017, we had marketing-related intangible assets of approximately $310.0 million. The increase in goodwill during the three months ended March 31, 2018 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three months ended March 31, 2018 and 2017.

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

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to us actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act, or the U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2017 10-K for a further discussion of the U.S. Tax Reform.

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general, and administrative expenses in our condensed consolidated statements of income.

The foreign exchange forward contracts designated as freestanding derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2018 and December 31, 2017, the aggregate notional amounts of these contracts outstanding were approximately $95.8 million and $104.9 million, respectively. As of March 31, 2018, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses in the condensed consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2018, we recorded assets at fair value of $0.5 million and liabilities at fair value of $4.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, we recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three months ended March 31, 2018 and 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2018 and December 31, 2017.

The following table provides information about the details of our foreign exchange forward contracts:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2018
Buy Argentine peso sell U.S. dollar	20.87	$2.4	$—
Buy Australian dollar sell Euro	1.58	0.7	—
Buy British pound sell Brazilian real	4.65	0.9	—
Buy British pound sell Euro	0.87	3.5	—
Buy British pound sell Ghanaian cedi	6.48	0.6	—
Buy British pound sell South African rand	16.89	1.6	—
Buy British pound sell Thai baht	43.72	0.5	—
Buy British pound sell U.S. dollar	1.41	6.3	—
Buy Canadian dollar sell Euro	1.60	0.2	—
Buy Chinese yuan sell Euro	8.14	63.0	0.7
Buy Euro sell Australian dollar	1.59	3.6	—
Buy Euro sell Canadian dollar	1.59	0.6	—
Buy Euro sell Ghanaian cedi	5.52	5.2	(0.1)
Buy Euro sell Hong Kong dollar	9.68	7.9	—
Buy Euro sell Indonesian rupiah	16,991.04	6.7	—
Buy Euro sell Japanese yen	130.92	0.4	—
Buy Euro sell Kazakhstani tenge	399.00	0.6	—
Buy Euro sell Malaysian ringgit	4.86	2.8	(0.1)
Buy Euro sell Mexican peso	23.50	46.8	(0.9)
Buy Euro sell Peruvian nuevo sol	4.01	2.3	—
Buy Euro sell Philippine peso	64.60	4.5	—
Buy Euro sell Russian ruble	71.10	15.6	—
Buy Euro sell South African rand	14.73	4.9	—
Buy Euro sell Taiwan dollar	35.72	0.9	—
Buy Euro sell U.S. dollar	1.23	62.8	0.2
Buy Hong Kong dollar sell Euro	9.73	1.0	—
Buy Indonesian rupiah sell Euro	16,994.00	2.5	—
Buy Indonesian rupiah sell U.S. dollar	13,880.30	6.1	—
Buy Kazakhstani tenge sell U.S. dollar	325.00	0.9	—
Buy Korean won sell U.S. dollar	1,075.98	5.4	0.1
Buy Malaysian ringgit sell Euro	4.80	2.8	—
Buy Norwegian krone sell U.S. dollar	7.71	1.3	—
Buy Peruvian nuevo sol sell Euro	4.01	0.6	—
Buy Philippine peso sell Euro	65.25	0.7	—
Buy Russian ruble sell Euro	71.44	5.3	—
Buy South African rand sell British pound	16.64	0.6	—
Buy South African rand sell U.S. dollar	11.66	0.3	—
Buy Swedish krona sell U.S. dollar	8.19	1.9	—
Buy Taiwan dollar sell U.S. dollar	28.84	11.1	—
Buy U.S. dollar sell British pound	1.42	7.2	0.1
Buy U.S. dollar sell Colombian peso	2,850.75	0.9	—
Buy U.S. dollar sell Euro	1.22	174.6	(2.9)
Buy U.S. dollar sell Korean won	1,068.81	15.8	(0.2)
Buy U.S. dollar sell South African rand	11.93	0.6	—
Total forward contracts		$484.9	$(3.1)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2018, the aggregate annual maturities of the Credit Facility were expected to be $73.1 million for the remainder of 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million thereafter. As of March 31, 2018, the fair value of the Term Loan was approximately $1,212.3 million and the carrying value was $1,167.7 million. As of December 31, 2017, the fair value of the Term Loan was approximately $1,226.1 million and the carrying value was $1,190.2 million. There were no outstanding borrowings on the Revolving Credit Facility as of March 31, 2018 and December 31, 2017. The Credit Facility bears variable interest rates, and as of March 31, 2018 and December 31, 2017, the weighted-average interest rate of the Credit Facility was 7.15% and 6.79%, respectively. As of March 31, 2018 the fair values of the liability component of the 2019 Convertible Notes and 2024 Convertible Notes were approximately $652.9 million and $410.1 million, respectively, and the carrying values were $635.0 million and $401.0 million, respectively. As of December 31, 2017, the fair value of the liability component of the 2019 Convertible Notes was approximately $1,066.0 million and the carrying value was $1,070.0 million. The 2019 Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Convertible Notes prior to their stated maturity date. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense could increase or decrease by approximately $12.0 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•

regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products and network marketing program, including the direct selling markets in which we operate;

•	legal challenges to our network marketing program;
•	the consent order entered into with the FTC, the effects thereof and any failure to comply therewith;
•

risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, pricing and currency devaluation risks, especially in countries such as Venezuela;

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 10-K for additional information regarding sales leader retention rates.

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

A hedge fund manager has made allegations regarding the Company and its network marketing program. We believe these allegations are without merit and are vigorously defending ourselves against such claims, including proactively reaching out to governmental authorities about what we believe is manipulative activity with respect to our securities. Because of these allegations, we and others have received and may receive additional regulatory and governmental inquiries. For example, we have previously disclosed inquiries from the FTC, SEC and other governmental authorities. In the future, these and other governmental authorities may determine to seek information from us and other persons relating to these same or other allegations. If we believe any governmental or regulatory inquiry or investigation is or becomes material, it will be disclosed individually. Consistent with our policies, we have cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2017 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

A significant portion of our products are manufactured by third-party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship.

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

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally, we have over 50 product suppliers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Additionally, we use contract manufacturers in the United States, India, Brazil, Korea, Japan, Taiwan, Germany, and the Netherlands to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third-party intellectual property rights in the future.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the Department of Justice have been conducting an investigation into the Company’s anti-corruption compliance in China, which has mainly focused on entertainment and gift expenditures by the Company’s local China external affairs department. The government has requested and is continuing to request documents and other information relating to these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including replacement of a number of employees in China and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the government and cannot predict the eventual scope, duration, or outcome of the government investigation at this time.

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

In addition, our credit facility requires us to meet certain financial ratios and financial conditions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our credit facility, which is secured by the equity interests of certain of our subsidiaries and substantially all of the assets of the domestic loan parties, against which the lenders thereunder could proceed to foreclose.

We may use from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

In February 2014, we issued convertible senior notes due on August 15, 2019, or the 2019 Convertible Notes, in the aggregate principal amount of $1.15 billion, of which $675 million aggregate principal amount remains outstanding. Additionally, in March 2018, we issued convertible senior notes due on March 15, 2024, or the 2024 Convertible Notes, in the aggregate principal amount of $550 million. On their respective maturity dates, we will have to pay the holders of the 2019 Convertible Notes and the 2024 Convertible Notes the full aggregate principal amount of the 2019 Convertible Notes or 2024 Convertible Notes then outstanding.

Holders of our 2019 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2019 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the 2019 Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances.

Holders of our 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances.

Upon conversion of the 2019 Convertible Notes, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in common shares. The 2024 Convertible Notes may be settled in cash, common shares, or a combination of cash and common shares, at our option. If one or more holders elect to convert their 2019 Convertible Notes or their 2024 Convertible Notes when conversion is permitted, we could be required to make cash payments equal to the par amount of each 2019 Convertible Note, and we could elect to make cash payments to satisfy our conversion obligations with respect to the 2024 Convertible Notes, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2019 Convertible Notes or 2024 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our 2019 Convertible Notes or 2024 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Payment of cash upon conversion of the 2019 Convertible Notes or the 2024 Convertible Notes, or any adverse accounting treatment of the 2019 Convertible Notes or 2024 Convertible Notes, may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

The conversion of any of the convertible notes into common shares could have a dilutive effect that could cause our share price to go down.

The 2019 Convertible Notes, until May 15, 2019, and the 2024 Convertible Notes, until December 14, 2023, are convertible into common shares only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved common shares for issuance upon conversion of the 2019 Convertible Notes and 2024 Convertible Notes. Upon conversion of the 2019 Convertible Notes, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in common shares. While we have entered into capped call transactions to effectively increase the conversion of the 2019 Convertible Notes and lessen the risk of dilution to shareholders upon conversion, if the market price of our common shares, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the number of our common shares we receive upon exercise of the capped call transactions will be capped. In that case, there would be dilution in respect of our common shares, because the number of our common shares or amounts of cash that we would owe upon conversion of the 2019 Convertible Notes in excess of the principal amount of converted 2019 Convertible Notes would exceed the number of common shares that we would be entitled to receive upon exercise of the capped call transactions, which would cause a dilutive effect that could cause our share price to go down. Upon conversion of the 2024 Convertible Notes, we may deliver cash, common shares or a combination of cash and common shares, at our option, to satisfy our conversion obligations. We did not enter into any similar arrangements to the capped call transactions in connection with the issuance of the 2024 Convertible Notes.

If any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2019 Convertible Notes as of February 7, 2014, the date of issuance thereof, was 11.5908 common shares per $1,000 principal amount or a conversion price of approximately $86.28 per common share, and the conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount or a conversion price of approximately $124.96 per common share. Because the conversion rate of the 2019 Convertible Notes and 2024 Convertible Notes adjusts upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

A company will be classified as a CFC, for any particular taxable year, if U.S. persons (including individuals and entities) who own 10% or more of the voting power or value (the “10% Tests”) of the shares (“10% U.S. Shareholders”) own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining the voting power of the shares, special voting rights to appoint directors, whether by law, agreement, or other arrangement, may also be taken into account. For purposes of applying the 10% Tests, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. The constructive ownership rules may also attribute share ownership to persons (including individuals and entities) that are entitled to acquire shares pursuant to an option, such as the holders of our 2019 Convertible Notes and 2024 Convertible Notes. U.S. Tax Reform expanded the constructive ownership rules causing non-U.S. corporations that were not previously classified as CFCs to become CFCs. These constructive ownership rules are significantly complex and circumstance specific.

While we do not believe that Herbalife Nutrition Ltd. is classified as a CFC, such entity and one or more of our non-U.S. corporate subsidiaries not already classified as a CFC could be classified as CFCs either (i) as a result of additional changes to tax laws, including future pronouncements or other guidance from the Internal Revenue Service, or (ii) on the basis of an increase in the percentage ownership of our stock by shareholders who presently hold, or in the future may hold, 10% or more of our shares, as a result of future share acquisitions or after taking into account the impact of any share repurchases we may undertake.

In addition, as a result of U.S. Tax Reform, one or more of our non-U.S. corporate subsidiaries not previously classified as CFCs will now likely be CFCs (the “New Herbalife CFC Subsidiaries”). Any such New Herbalife CFC Subsidiary will be treated as a CFC for its 2017 and future taxable years as determined on a year-by-year basis. As a result of one or more of our non-U.S. corporate subsidiaries being classified as New Herbalife CFC Subsidiaries, our 10% U.S. Shareholders will be subject to special and potentially adverse tax treatment on an on-going basis, including the inclusion of certain income generated during each taxable year by such New Herbalife CFC Subsidiaries. Any shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake as well as the impact of the constructive ownership rules) are urged to consult their tax advisors with respect to the special rules applicable to 10% U.S. Shareholders of CFCs.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2018 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

The Cayman Islands have provisions under the Companies Law to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies (provided that is facilitated by the laws of such other jurisdiction). These provisions, contained within Part XVI of the Companies Law, are broadly similar to the merger provisions provided for under Delaware Law.

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

The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by a majority in number of each class of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the arrangement must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:

•	we are not proposing to act illegally or beyond the scope of our Company’s corporate authority and the statutory provisions as to majority vote have been complied with;
•	the shareholders who voted at the meeting in question fairly represent the relevant class of shareholders to which they belong;
•	the scheme of arrangement is such as a businessman would reasonably approve; and
•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law or that would amount to a “fraud on the minority”.

If the scheme of arrangement is approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of U.S. corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

In addition, if an offer by a third-party to purchase shares in us has been approved by the holders of at least 90% of our issued and outstanding shares (not including such a third-party) pursuant to an offer within a four-month period of making such an offer, the purchaser may, during the two months following expiration of the four-month period, require the holders of the remaining shares to transfer their shares on the same terms on which the purchaser acquired the first 90% of our issued and outstanding shares. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

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

We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will — based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given — recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, impeachable on the grounds of fraud, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (1) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (2) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company. None of Herbalife, its directors, officers, advisors or service providers (including the organization that provides registered office services in the Cayman Islands) will bear any responsibility for any delay caused in mail reaching the forwarding address.

Our stock price may be adversely affected by third parties who raise allegations about our Company.

Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if our stock declines, can negatively affect our stock price. In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. This hedge fund manager has made allegations regarding the legality of our network marketing program, our product safety, our accounting practices and other matters. Additionally, from time to time the Company is subject to governmental and regulatory inquiries and inquiries from legislators that may adversely affect our stock price. Our stock price has continued to exhibit heightened volatility and the short interest in our common shares continues to remain high. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 and had approximately $233 million of remaining authorized capacity as of December 31, 2016. This share repurchase program allows us, which includes a wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met. As of March 31, 2018, the remaining authorized capacity under the Company’s share repurchase program was approximately $713.3 million. The following is a summary of our repurchases of common shares during the three months ended March 31, 2018, all of which were repurchased by our indirect wholly-owned subsidiary. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	4,200	$67.79	4,200	$713,303,965
February 1 — February 28	—	$—	—	$713,303,965
March 1 — March 31	—	$—	—	$713,303,965
	4,200	$67.79	4,200	$713,303,965

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(g)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(e)
4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(e)
4.4	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(p)
4.5	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.4 hereto)	(p)
10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.4#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(i)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(i)
10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(l)
10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(l)
10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)
10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)
10.16#	Herbalife Ltd. Employee Stock Purchase Plan	*
10.17#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(f)
10.18#	Form of Independent Directors Stock Appreciation Right Award Agreement	(g)
10.19#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(g)
10.20#	Amended and Restated Non-Management Directors Compensation Plan	(h)
10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(h)
10.22#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(i)
10.23#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(i)
10.24

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(i)

Exhibit Number	Description	Reference
10.25

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc., Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(l)
10.26#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(i)
10.27

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(d)
10.28	Form of Forward Share Repurchase Confirmation	(e)
10.29	Form of Base Capped Call Confirmation	(e)
10.30	Form of Additional Capped Call Confirmation	(e)
10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(e)
10.32#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(i)
10.33

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(g)
10.34#	Herbalife Ltd. Executive Incentive Plan	(i)
10.35	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(j)
10.36

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(j)
10.37#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(k)
10.38#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(k)
10.39#	Herbalife International of America, Inc. Executive Officer Severance Plan	(k)
10.40

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

(k)
10.41#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(l)
10.42	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017	(m)
10.43	Contingent Value Rights Agreement by and between Herbalife Ltd. and Computershare Trust Company, N.A., as Administrative Agent, dated as of October 11, 2017	(n)
10.44#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	*
10.45#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(o)
10.46#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)
10.47#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(o)
10.48#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(o)
10.49#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(o)
10.50#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(o)

Exhibit Number	Description	Reference
10.51

First Amendment, effective as of March 16, 2018, to the Credit Agreement, dated as of February 15, 2017, by and among HLF Financing S.à r.l., HLF Financing US, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as Term Administrative Agent and Collateral Agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and the Revolver Administrative Agent

*
10.52	Form of Capped Call Partial Unwind Agreement	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(e)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(f)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(g)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(h)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(i)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(j)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(l)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(m)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(n)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(o)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(p)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: May 3, 2018