Form 10-Q
period 2018-06-30
HERBALIFE NUTRITION LTD.
filed 2018-08-01
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of July 25, 2018 was 157,171,861.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$839.4	$1,278.8
Receivables, net of allowance for doubtful accounts	100.0	93.3
Inventories	315.1	341.2
Prepaid expenses and other current assets	181.8	147.0
Total current assets	1,436.3	1,860.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	355.9	377.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	93.5	96.9
Other assets	225.7	250.3
Total assets	$2,421.5	$2,895.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83.9	$67.8
Royalty overrides	255.7	277.7
Current portion of long-term debt	744.3	102.4
Other current liabilities	486.3	458.9
Total current liabilities	1,570.2	906.8
Long-term debt, net of current portion	1,456.4	2,165.7
Other non-current liabilities	174.3	157.3
Total liabilities	3,200.9	3,229.8
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 147.1 million (2018) and 164.7 million (2017) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	389.4	407.3
Accumulated other comprehensive loss	(193.6)	(165.4)
Accumulated deficit	(646.4)	(248.1)
Treasury stock, at cost, 10.0 million (2018) and 10.0 million (2017) shares	(328.9)	(328.6)
Total shareholders’ deficit	(779.4)	(334.7)
Total liabilities and shareholders’ deficit	$2,421.5	$2,895.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions, except per share amounts)
Net sales	$1,285.5	$1,146.9	$2,462.4	$2,249.0
Cost of sales	235.4	218.8	475.3	423.4
Gross profit	1,050.1	928.1	1,987.1	1,825.6
Royalty overrides	349.8	318.9	687.1	634.0
Selling, general, and administrative expenses	510.2	443.2	970.3	881.8
Other operating income	(1.7)	(38.9)	(17.9)	(38.9)
Operating income	191.8	204.9	347.6	348.7
Interest expense, net	44.3	37.9	84.2	68.1
Other expense, net	4.7	—	29.1	—
Income before income taxes	142.8	167.0	234.3	280.6
Income taxes	48.4	29.4	57.8	57.8
Net income	$94.4	$137.6	$176.5	$222.8
Earnings per share:
Basic	$0.66	$0.84	$1.23	$1.35
Diluted	$0.62	$0.81	$1.15	$1.30
Weighted-average shares outstanding:
Basic	142.3	162.9	144.0	164.6
Diluted	151.9	170.6	153.0	172.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Net income	$94.4	$137.6	$176.5	$222.8
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(3.1) and $2.7 for the three months ended June 30, 2018 and 2017, respectively, and $(2.0) and $5.3 for the six months ended June 30, 2018 and 2017, respectively	(50.8)	6.7	(29.6)	29.7
Unrealized gain (loss) on derivatives, net of income taxes of $— for both the three months ended June 30, 2018 and 2017 and $— for both the six months ended June 30, 2018 and 2017	4.5	(5.5)	1.4	(13.0)
Total other comprehensive (loss) income	(46.3)	1.2	(28.2)	16.7
Total comprehensive income	$48.1	$138.8	$148.3	$239.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in millions)
Cash flows from operating activities:
Net income	$176.5	$222.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	48.6
Share-based compensation expenses	20.2	22.7
Non-cash interest expense	34.4	29.5
Deferred income taxes	2.0	0.7
Inventory write-downs	13.2	11.2
Foreign exchange transaction loss	3.9	0.9
Other	29.9	(3.3)
Changes in operating assets and liabilities:
Receivables	(21.8)	(17.8)
Inventories	(2.0)	5.2
Prepaid expenses and other current assets	(29.9)	6.0
Accounts payable	23.8	10.3
Royalty overrides	(7.9)	(23.3)
Other current liabilities	46.5	(48.7)
Other	5.3	12.3
Net cash provided by operating activities	344.9	277.1
Cash flows from investing activities:
Purchases of property, plant, and equipment	(33.0)	(45.9)
Other	—	0.3
Net cash used in investing activities	(33.0)	(45.6)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	—	1,274.0
Principal payments on senior secured credit facility and other debt	(49.0)	(441.3)
Proceeds from convertible senior notes	550.0	—
Repurchase of convertible senior notes	(582.5)	—
Debt issuance costs	(12.5)	(22.6)
Share repurchases	(685.6)	(273.6)
Proceeds from settlement of capped call transactions	55.9	—
Other	1.1	1.0
Net cash (used in) provided by financing activities	(722.6)	537.5
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29.7)	13.4
Net change in cash, cash equivalents, and restricted cash	(440.4)	782.4
Cash, cash equivalents, and restricted cash, beginning of period	1,295.5	857.0
Cash, cash equivalents, and restricted cash, end of period	$855.1	$1,639.4

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, or the 2017 10-K. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

On April 24, 2018, the Company’s shareholders approved a two-for-one stock split of the Company’s common shares. On May 14, 2018, shareholders of record received one additional share for each share held as of May 7, 2018. All share and per share amounts herein have been restated to reflect the stock split.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under prior U.S. GAAP, there was diversity in practice in how entities accounted for breakage that resulted when a consumer did not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s condensed consolidated financial statements.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued additional updates to Topic 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As currently issued, the update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is performing a comprehensive review to determine and implement changes required to support the adoption of this standard. As part of this review, the Company is implementing a new lease accounting system to support the lease reporting upon adoption. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements. The adoption of this guidance is expected to increase both assets and liabilities.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this update are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

Revenue Recognition

As a result of applying Topic 606, the impact to the Company’s condensed consolidated balance sheet as of June 30, 2018 was as follows:

	June 30, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Assets:
Receivables, net of allowance for doubtful accounts	$100.0	$5.1	$105.1
Inventories	315.1	(0.9)	314.2
Total assets	2,421.5	4.2	2,425.7
Liabilities:
Royalty overrides	255.7	2.4	258.1
Total liabilities	3,200.9	2.4	3,203.3
Shareholders’ deficit:
Accumulated deficit	(646.4)	1.8	(644.6)
Total shareholders’ deficit	(779.4)	1.8	(777.6)
Total liabilities and shareholders’ deficit	2,421.5	4.2	2,425.7

As a result of applying Topic 606, the impact to the Company’s condensed consolidated statement of income for the three months ended June 30, 2018 was as follows:

	Three Months Ended
	June 30, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Net sales	$1,285.5	$(5.1)	$1,280.4
Cost of sales	235.4	0.1	235.5
Gross profit	1,050.1	(5.2)	1,044.9
Royalty overrides	349.8	0.2	350.0
Selling, general, and administrative expenses	510.2	(5.5)	504.7
Other operating income	(1.7)	—	(1.7)
Operating income	191.8	0.1	191.9
Interest expense, net	44.3	—	44.3
Other expense, net	4.7	—	4.7
Income before income taxes	142.8	0.1	142.9
Income taxes	48.4	0.1	48.5
Net income	$94.4	$—	$94.4

As a result of applying Topic 606, the impact to the Company’s condensed consolidated statement of income for the six months ended June 30, 2018 was as follows:

	Six Months Ended
	June 30, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Net sales	$2,462.4	$(13.1)	$2,449.3
Cost of sales	475.3	(0.4)	474.9
Gross profit	1,987.1	(12.7)	1,974.4
Royalty overrides	687.1	(1.0)	686.1
Selling, general, and administrative expenses	970.3	(11.1)	959.2
Other operating income	(17.9)	—	(17.9)
Operating income	347.6	(0.6)	347.0
Interest expense, net	84.2	—	84.2
Other expense, net	29.1	—	29.1
Income before income taxes	234.3	(0.6)	233.7
Income taxes	57.8	—	57.8
Net income	$176.5	$(0.6)	$175.9

As a result of applying Topic 606, the impact to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018 was not material.

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

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. Under Topic 606, as the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide are recorded within selling, general, and administrative expenses. For the periods presented under Topic 605, the service fees payable to its China independent service providers are similarly recognized within selling, general, and administrative expenses as they are under Topic 606. However, under Topic 605, the compensation received by third-party importers for the services they provide, which represents the discount provided to them, is recorded as a reduction to net sales, which differs from the treatment under Topic 606 as described above. This change in the accounting treatment under Topic 606 of the compensation for services provided by the Company’s third-party importers did not impact the Company’s consolidated net income and was not material to the Company’s consolidated net sales for the periods presented.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $82.3 million and $68.1 million as of June 30, 2018 and December 31, 2017, respectively. Substantially all credit card receivables were current as of June 30, 2018 and December 31, 2017. The Company recorded $0.4 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of June 30, 2018 and December 31, 2017, the Company’s allowance for doubtful accounts was $1.3 million and $1.2 million, respectively. As of June 30, 2018 and December 31, 2017, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. The Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2017 and any remaining such balance was not material as of June 30, 2018. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.8 million and $3.9 million as of June 30, 2018 and December 31, 2017, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2018, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income of approximately $1.7 million and $38.9 million during the three months ended June 30, 2018 and 2017, respectively, and $17.9 million and $38.9 million during the six months ended June 30, 2018 and 2017, respectively, in other operating income within its condensed consolidated statements of income, related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense, Net

During the three months ended June 30, 2018, the Company recognized a loss of $4.7 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 10, Shareholders’ Deficit, for further information on the CVR). During the six months ended June 30, 2018, the Company recognized a loss of $16.0 million on the revaluation of the CVR and a $13.1 million loss on extinguishment of $475.0 million aggregate principal amount of the Company’s convertible senior notes due 2019 (See Note 4, Long-Term Debt) in other expense, net within its condensed consolidated statements of income. During the three and six months ended June 30, 2017, the Company did not recognize any other expense, net. These non-cash expenses are included as Other non-cash adjustments to net income in the Company’s cash flows from operating activities within its condensed consolidated statements of cash flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$839.4	$1,278.8
Restricted cash included in Prepaid expenses and other current assets	3.5	4.0
Restricted cash included in Other assets	12.2	12.7
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$855.1	$1,295.5

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

The following are the major classes of inventory:

	June 30, 2018	December 31, 2017
	(in millions)
Raw materials	$50.2	$44.2
Work in process	5.8	4.8
Finished goods	259.1	292.2
Total	$315.1	$341.2

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,145.3	$1,190.2
2.000% convertible senior notes due 2019, carrying value of liability component	642.0	1,070.0
2.625% convertible senior notes due 2024, carrying value of liability component	405.8	—
Other	7.6	7.9
Total	2,200.7	2,268.1
Less: current portion	744.3	102.4
Long-term portion	$1,456.4	$2,165.7

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

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2018 and December 31, 2017, the Company was in compliance with its debt covenants under the Credit Facility.

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

As of June 30, 2018 and December 31, 2017, the weighted-average interest rate for borrowings under the Credit Facility was 7.34% and 6.79%, respectively.

During the three months ended March 31, 2018, the Company repaid a total amount of $24.4 million on amounts outstanding under the Credit Facility. During the three months ended June 30, 2018, the Company repaid a total amount of $24.4 million on amounts outstanding under the Credit Facility. During the three months ended March 31, 2017, the Company repaid a total amount of $410.0 million to repay in full amounts outstanding under the Prior Revolving Credit Facility. During the three months ended June 30, 2017, the Company repaid a total amount of $24.4 million on amounts outstanding under the Credit Facility. As of June 30, 2018 and December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,178.1 million and $1,226.9 million, respectively. There were no borrowings outstanding under the Revolving Credit Facility as of June 30, 2018 and December 31, 2017. There were no outstanding foreign currency borrowings as of June 30, 2018 and December 31, 2017 under the Credit Facility.

During the three months ended June 30, 2018 and 2017, the Company recognized $24.5 million and $23.4 million, respectively, of interest expense relating to the Term Loan, which included $1.2 million and $1.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.7 million and $0.8 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2018 and 2017, the Company recognized $48.2 million and $34.6 million, respectively, of interest expense relating to the Term Loan, which included $2.3 million and $1.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.5 million and $1.2 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2018 and December 31, 2017, the carrying amount of the Term Loan was $1,145.3 million and $1,190.2 million, respectively, and the fair value was approximately $1,189.2 million and $1,226.1 million, respectively.

Convertible Senior Notes due 2019

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Convertible Notes prior to their stated maturity date. Holders of the 2019 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2019 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2019 Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 23.1816 common shares per $1,000 principal amount of the 2019 Convertible Notes, or an initial conversion price of approximately $43.14 per common share, based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Significant Accounting Policies. The conversion rate is subject to adjustment upon the occurrence of certain events and was 23.2245 common shares per $1,000 principal amount of the 2019 Convertible Notes, or a conversion price of approximately $43.06 per common share, as of June 30, 2018.

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

As of June 30, 2018, the remaining outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $33.0 million, and the carrying amount of the liability component was $642.0 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet, as holders may convert their 2019 Convertible Notes at any time on and after May 15, 2019 as described above within this Note. As of December 31, 2017, the outstanding principal on the 2019 Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs were $80.0 million, and the carrying amount of the liability component was $1,070.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2019 Convertible Notes was approximately $637.7 million and $1,066.0 million as of June 30, 2018 and December 31, 2017, respectively.

During the three months ended June 30, 2018 and 2017, the Company recognized $10.4 million and $17.0 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $6.4 million and $10.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $1.0 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2018 and 2017, the Company recognized $27.4 million and $33.7 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $16.8 million and $20.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.6 million and $2.0 million, respectively, relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share, based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Significant Accounting Policies. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of June 30, 2018.

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

As of June 30, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $144.2 million, and the carrying amount of the liability component was $405.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $423.2 million as of June 30, 2018.

During the three months ended June 30, 2018, the Company recognized $8.5 million of interest expense relating to the 2024 Convertible Notes, which included $4.5 million relating to non-cash interest expense relating to the debt discount and $0.3 million relating to amortization of debt issuance costs. During the six months ended June 30, 2018, the Company recognized $9.3 million of interest expense relating to the 2024 Convertible Notes, which included $5.0 million relating to non-cash interest expense relating to the debt discount and $0.3 million relating to amortization of debt issuance costs.

Valuation of 2019 Convertible Notes and 2024 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2019 Convertible Notes and the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. The Company used similar valuation approaches to determine the subsequent fair value of the liability component only for disclosure purposes.

Total Debt

The Company’s total interest expense was $49.1 million and $41.9 million for the three months ended June 30, 2018 and 2017, respectively, and $93.7 million and $74.4 million for the six months ended June 30, 2018 and 2017, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2018, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2018	$53.4
2019	775.0
2020	97.9
2021	97.5
2022	97.5
Thereafter	1,289.4
Total	$2,410.7

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2018, the Company had $37.5 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $57.6 million, translated at the June 30, 2018 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $14.7 million, translated at the June 30, 2018 spot rate, related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and litigation is ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company issued a surety bond in the amount of $17.4 million, translated at the June 30, 2018 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment, and the surety bond remained effective as of June 30, 2018.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2018, the Company had $34.7 million of Mexico VAT related assets, of which $26.1 million was within non-current other assets and $8.6 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to nutritional supplements. The Company continues to believe its application of the VAT law in Mexico is correct. As of June 30, 2018, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $1.8 million, translated at the June 30, 2018 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $4.6 million, translated at the June 30, 2018 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied. On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. As of June 30, 2018, the Company had $8.4 million of Brazil ICMS-ST, of which $2.2 million was within non-current other assets and $6.2 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $41.6 million, translated at the June 30, 2018 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict is currently pending. During August 2017, for the state of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $15.4 million, translated at the June 30, 2018 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first level administrative appeal for the 2014 tax year. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $11.3 million, translated at the June 30, 2018 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $6.6 million, translated at the June 30, 2018 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $9.2 million, translated at the June 30, 2018 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.8 million, translated at the June 30, 2018 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.3 million, translated at the June 30, 2018 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the statute of limitations is open for 2007 and later years in Greece. The Company could receive similar assessments covering other years. The Company disputes the allegations that were raised in the assessment and filed an administrative appeal against the assessment with the Greek Social Security Agency. On November 14, 2017, the Administrative Review Committee of the Greek Social Security Agency notified the Company that it had remanded the case back to the Social Security Agency auditors with an instruction to reconsider the case since the majority of the assessment seemed to be unfounded. The administrative appeals committee published a mixed verdict in the case on June 5, 2018 whereby the Company won some issues and lost other issues. The Company intends to timely file an appeal to Civil Court. The Company has not recognized a loss as it does not believe a loss is probable.

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

A short seller has made allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and has vigorously defended itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, SEC and other governmental authorities. The SEC has also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China and the Company cannot predict the eventual scope, duration, or outcome of this investigation at this time. In the future, governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

In September 2017, one of the Company’s warehouses located in Mexico sustained flooding which damaged certain inventory stored within the warehouse. The Company maintains insurance coverage with third-party carriers on the affected property. As of June 30, 2018, the Company has recorded a loss relating to the damaged inventory and has recognized a combined equal and offsetting receivable and cash relating to the insurance recoveries. This event did not have a material negative impact on the Company’s Mexico operations or its condensed consolidated financial statements.

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

As of June 30, 2018, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Net sales:
Primary Reporting Segment	$998.7	$904.2	$1,963.4	$1,790.8
China	286.8	242.7	499.0	458.2
Total net sales	$1,285.5	$1,146.9	$2,462.4	$2,249.0
Contribution margin(1):
Primary Reporting Segment	$440.7	$393.2	$855.0	$779.8
China(2)	259.6	216.0	445.0	411.8
Total contribution margin	$700.3	$609.2	$1,300.0	$1,191.6
Selling, general, and administrative expenses(2)	510.2	443.2	970.3	881.8
Other operating income	(1.7)	(38.9)	(17.9)	(38.9)
Interest expense, net	44.3	37.9	84.2	68.1
Other expense, net	4.7	—	29.1	—
Income before income taxes	142.8	167.0	234.3	280.6
Income taxes	48.4	29.4	57.8	57.8
Net income	$94.4	$137.6	$176.5	$222.8

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $151.7 million and $104.5 million for the three months ended June 30, 2018 and 2017, respectively, and $262.6 million and $216.1 million for the six months ended June 30, 2018 and 2017, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Net sales:
United States	$256.4	$213.1	$481.9	$437.8
China	286.8	242.7	499.0	458.2
Mexico	118.2	115.6	232.2	220.4
Others	624.1	575.5	1,249.3	1,132.6
Total net sales	$1,285.5	$1,146.9	$2,462.4	$2,249.0

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2017 10-K. During the six months ended June 30, 2018, the Company granted restricted stock units subject to service conditions and service and performance conditions.

Share-based compensation expense amounted to $10.4 million and $11.4 million for the three months ended June 30, 2018 and 2017, respectively, and $20.2 million and $22.7 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the total unrecognized compensation cost related to all non-vested stock awards was $73.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2018:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2017(2)(3)	19,193	$23.36	6.2 years	$212.0
Granted	—	$—
Exercised(4)	(6,814)	$20.54
Forfeited(5)	(236)	$28.52
Outstanding as of June 30, 2018(2)(3)	12,143	$24.84	5.9 years	$350.7
Exercisable as of June 30, 2018(6)	8,737	$22.94	5.0 years	$268.9

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million and 0.2 million market condition SARs as of June 30, 2018 and December 31, 2017, respectively.
(3)	Includes 4.5 million and 6.2 million performance condition SARs as of June 30, 2018 and December 31, 2017, respectively, which represent the maximum amount that can vest.
(4)	Includes 0.2 million market condition and 1.7 million performance condition SARs.
(5)	Includes 0.1 million performance condition SARs.
(6)	Includes less than 0.1 million market condition and 3.2 million performance condition SARs.

There were no SARs granted during the three and six months ended June 30, 2018. The weighted-average grant date fair value of SARs granted during the three and six months ended June 30, 2017 was $17.38 and $14.17, respectively. The total intrinsic value of SARs exercised during the three months ended June 30, 2018 and 2017 was $64.8 million and $80.2 million, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2018 and 2017 was $187.0 million and $97.0 million, respectively.

The following table summarizes the activities for stock units for the six months ended June 30, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2017(1)	326	$34.34
Granted(2)	1,366	$43.57
Vested	(42)	$35.75
Forfeited	(25)	$43.15
Outstanding and nonvested as of June 30, 2018(1)	1,625	$41.93

(1)	Includes 708,836 and 268,776 performance-based stock unit awards as of June 30, 2018 and December 31, 2017, respectively, which represents the maximum amount that can vest.
(2)	Includes 440,060 performance-based stock unit awards, which represents the maximum amount that can vest.

The total vesting date fair value of stock units which vested during the three months ended June 30, 2018 and 2017 was $2.1 million and $1.4 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2018 and 2017 was $2.1 million and $1.4 million, respectively.

8. Income Taxes

Income taxes were $48.4 million and $29.4 million for the three months ended June 30, 2018 and 2017, respectively, and $57.8 million for both the six months ended June 30, 2018 and 2017. The effective income tax rate was 33.9% and 17.6% for the three months ended June 30, 2018 and 2017, respectively, and 24.7% and 20.6% for the six months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate for the three months ended June 30, 2018, as compared to the same period in 2017, was due to U.S. Tax Reform, which impacts the Company’s ability to benefit from certain foreign tax credits, the impact of changes in the geographic mix of the Company’s income, and a decrease in net benefits from discrete events. Included in the discrete events for the three months ended June 30, 2018 and 2017 was the impact of $10.9 million and $21.4 million, respectively, of excess tax benefits on share-based compensation arrangements. The increase in the effective tax rate for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to U.S. Tax Reform, which impacts the Company’s ability to benefit from certain foreign tax credits, and the impact of changes in the geographic mix of the Company’s income, partially offset by an increase in net benefits from discrete events. Included in the discrete events for the six months ended June 30, 2018 and 2017 was the impact of $30.2 million and $25.7 million, respectively, of excess tax benefits on share-based compensation arrangements.

As of June 30, 2018, the total amount of unrecognized tax benefits, including related interest and penalties, was $65.0 million. If the total amount of unrecognized tax benefits was recognized, $46.8 million of unrecognized tax benefits, $9.6 million of interest, and $1.6 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.6 million within the next twelve months. Of this possible decrease, $0.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $8.2 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 5, Contingencies.

As described in Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2017 10-K, on December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. As a result of the Act, the Company recorded a provisional net expense during the fourth quarter of 2017 which was reflected in its prior year financial statements. There have not been any adjustments to these provisional amounts during the six months ended June 30, 2018. The Company continues to analyze other information and regulatory guidance, and accordingly the Company may record additional provisional amounts or adjustments to provisional amounts in future periods. Pursuant to the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, any adjustments to these provisional amounts will be reported as a component of tax expense in the reporting period in which any such adjustments are determined, which will be no later than the fourth quarter of 2018.

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

As of June 30, 2018 and December 31, 2017, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $78.2 million and $104.9 million, respectively. As of June 30, 2018, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2018, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $1.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, the Company recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2018 and 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the Company had aggregate notional amounts of approximately $291.8 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2018 and 2017 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.5	$(4.4)	$0.5	$(10.5)

As of June 30, 2018, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.7 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2018 and 2017:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges(1)	$(0.2)	$1.7	$(2.2)	$1.2	Selling, general, and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$1.1	$(5.2)	$(1.6)	$(6.5)	Selling, general, and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income
	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income (Effective Portion)
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$1.5	$0.7	$2.0	$1.6	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(1.6)	$0.4	$(4.0)	$0.9	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2018 and December 31, 2017.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the six months ended June 30, 2018 were as follows:

Total shareholders’ deficit
(in millions)
Balance as of December 31, 2017	$(334.7)
Net income	176.5
Additional paid-in capital from share-based compensation	20.2
Repurchases of common shares	(681.4)
Foreign currency translation adjustment	(29.6)
Increase in additional paid-in capital due to issuance of 2024 Convertible Notes	136.7
Decrease in additional paid-in capital due to repurchase of 2019 Convertible Notes	(123.0)
Increase in additional paid-in capital due to partial unwind of Capped Call Transactions	55.9
Balance as of June 30, 2018	$(779.4)

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

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes. During the three months ended June 30, 2018, the Forward Counterparties delivered approximately 8.4 million shares to the Company, which were subsequently retired by the Company, and as a result, the Company expensed $3.1 million of unamortized non-cash issuance costs relating to these shares, which is included in the non-cash interest expense amounts disclosed below. As of June 30, 2018, approximately 11.5 million shares still remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. The Company recognized $4.7 million and $1.6 million for the three months ended June 30, 2018 and 2017, respectively, and $6.3 million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively, of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of the Company purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. The Company’s indirect wholly-owned subsidiary did not purchase any of Herbalife Nutrition Ltd.’s common shares in the open market during the three months ended June 30, 2018. During the three months ended March 31, 2017, an indirect wholly-owned subsidiary of the Company purchased approximately 2.2 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $28.05 per share. During the three months ended June 30, 2017, an indirect wholly-owned subsidiary of the Company purchased approximately 5.3 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $33.53 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both June 30, 2018 and December 31, 2017, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of its common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. As of June 30, 2018, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $113.3 million.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual contingent value right, or CVR, for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company's condensed consolidated balance sheets with corresponding gains or losses being recognized in non-operating expense (income) within the Company's condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. The Company recognized a $4.7 million and $16.0 million loss in other expense, net within its condensed consolidated statement of income during the three and six months ended June 30, 2018, respectively, due to the change in the fair value of the CVR, which was primarily driven by the increase in the market price of the Company’s common shares. As of June 30, 2018 and December 31, 2017, the fair value of the CVR was $22.9 million and $6.9 million, respectively.

During the three and six months ended June 30, 2018 and 2017, the Company also withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans, which are treated as share repurchases in the Company’s condensed consolidated financial statements as discussed further below.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

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

For the six months ended June 30, 2018 and 2017, the Company’s share repurchases, inclusive of transaction costs, were $600.7 million and $240.5 million, respectively, under the Company’s share repurchase programs, and $80.7 million and $45.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2018 and 2017, the Company’s total share repurchases, including shares withheld for tax purposes, were $681.4 million and $286.2 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $685.6 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheet as of December 31, 2017 but were subsequently paid during the six months ended June 30, 2018. The Company recorded $273.6 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2017, which excludes $12.6 million of share repurchases for which payment was made subsequent to the period end and was therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of June 30, 2017.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Significant Accounting Policies, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Significant Accounting Policies. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As of June 30, 2018, the weighted-average adjusted cap price was approximately $54.44 per common share. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

During March 2018, in connection with the Company’s repurchase of a portion of the 2019 Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions, in each case, in a notional amount corresponding to the aggregate principal amount of 2019 Convertible Notes that were repurchased. As a result of terminating a portion of the Capped Call Transactions, which were in a favorable position, the Company received $55.9 million in cash and recognized an offsetting increase to additional paid-in capital as of June 30, 2018.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2018			June 30, 2017
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(149.4)	$2.1	$(147.3)	$(192.5)	$2.9	$(189.6)
Other comprehensive (loss) income before reclassifications, net of tax	(50.8)	4.4	(46.4)	6.7	(4.4)	2.3
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.1	0.1	—	(1.1)	(1.1)
Total other comprehensive (loss) income, net of reclassifications	(50.8)	4.5	(46.3)	6.7	(5.5)	1.2
Ending balance	$(200.2)	$6.6	$(193.6)	$(185.8)	$(2.6)	$(188.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended June 30, 2018 and 2017.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $3.1 million for foreign currency translation adjustments for the three months ended June 30, 2018.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.7 million for foreign currency translation adjustments for the three months ended June 30, 2017.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2018 and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2018			June 30, 2017
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(170.6)	$5.2	$(165.4)	$(215.5)	$10.4	$(205.1)
Other comprehensive (loss) income before reclassifications, net of tax	(29.6)	0.5	(29.1)	29.7	(10.5)	19.2
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.9	0.9	—	(2.5)	(2.5)
Total other comprehensive (loss) income, net of reclassifications	(29.6)	1.4	(28.2)	29.7	(13.0)	16.7
Ending balance	$(200.2)	$6.6	$(193.6)	$(185.8)	$(2.6)	$(188.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the six months ended June 30, 2018 and 2017.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $2.0 million for foreign currency translation adjustments for the six months ended June 30, 2018.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.3 million for foreign currency translation adjustments for the six months ended June 30, 2017.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Weighted-average shares used in basic computations	142.3	162.9	144.0	164.6
Dilutive effect of exercise of equity grants outstanding	6.8	7.7	7.1	7.5
Dilutive effect of 2019 Convertible Notes	2.8	—	1.9	—
Weighted-average shares used in diluted computations	151.9	170.6	153.0	172.1

There were an aggregate of 1.7 million and 6.6 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended June 30, 2018 and 2017, respectively, and an aggregate of 2.1 million and 7.2 million of equity grants, consisting of SARs and stock units, that were outstanding during the six months ended June 30, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2019 Convertible Notes. The dilutive impact for the three and six months ended June 30, 2018 is disclosed in the table above. For the three and six months ended June 30, 2017, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2019 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2017. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and six months ended June 30, 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

The Capped Call Transactions are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the Forward Transactions are treated as retired shares for basic and diluted EPS purposes. See Note 10, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2018 and December 31, 2017:

	Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2018	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2017
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$1.5	$2.9
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	4.2	2.9
		$5.7	$5.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$1.0	$4.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	2.0	2.6
		$3.0	$6.6

The Company’s CVR liability is measured at fair value and consisted of Level 3 inputs. See Note 10, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other non-current liabilities within the Company’s condensed consolidated balance sheet as of June 30, 2018:

Contingent Value Right
(in millions)
Fair value as of December 31, 2017	$6.9
Net unrealized loss(1)	16.0
Fair value as of June 30, 2018	$22.9

(1)	Unrealized gains and losses related to the revaluation of the CVR are recorded in Other expense, net within the Company’s condensed consolidated statements of income.

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2018
Foreign exchange currency contracts	$5.7	$(2.5)	$3.2
Total	$5.7	$(2.5)	$3.2
December 31, 2017
Foreign exchange currency contracts	$5.8	$(4.3)	$1.5
Total	$5.8	$(4.3)	$1.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2018
Foreign exchange currency contracts	$3.0	$(2.5)	$0.5
Total	$3.0	$(2.5)	$0.5
December 31, 2017
Foreign exchange currency contracts	$6.6	$(4.3)	$2.3
Total	$6.6	$(4.3)	$2.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2018 and December 31, 2017, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan assets of $33.8 million and $33.6 million and deferred tax assets of $74.4 million and $77.5 million as of June 30, 2018 and December 31, 2017, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
	(in millions)
Accrued compensation	$103.3	$117.3
Accrued service fees to China independent service providers	66.3	58.7
Accrued advertising, events, and promotion expenses	45.7	46.3
Advance sales deposits	90.9	65.2
Income taxes payable	29.2	25.7
Other accrued liabilities	150.9	145.7
Total	$486.3	$458.9

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan liabilities of $55.3 million and $58.1 million and deferred income tax liabilities of $7.3 million and $7.8 million as of June 30, 2018 and December 31, 2017, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2017 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Any existing Members in these markets who do not convert to preferred member will be categorized as distributors and may convert at a later date; future new Members will join as either a preferred member or a distributor. Future increases in the number of preferred members, as conversions take place or as we introduce segmentation into other markets, does not in and of itself represent an increase in the total number of Members, nor is it necessarily indicative of our future expected financial performance.

As of December 31, 2017, we had approximately 4.0 million Members, including 0.6 million preferred members and 0.5 million distributors in the markets where we have provided these two categories and 0.3 million sales representatives, sales officers and independent service providers in China.

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

On July 15, 2016, we reached a settlement with the FTC and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We are monitoring the impact of the Consent Order and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they continue to adjust to the changes. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Item 1A — Risk Factors of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and when control passes to the Member, as discussed in greater detail in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Currently, the specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during 2018 for the Mexico and certain South & Central America markets. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended			Six Months Ended
	June 30, 2018	June 30, 2017	% Change	June 30, 2018	June 30, 2017	% Change
	(Volume Points in millions)
North America	336.4	284.1	18.4%	639.6	586.7	9.0%
Mexico(1)	237.1	228.9	3.6%	458.9	454.4	1.0%
South & Central America(2)	136.3	137.5	(0.9)%	284.8	290.7	(2.0)%
EMEA	319.5	283.6	12.7%	614.2	557.8	10.1%
Asia Pacific	302.8	275.9	9.7%	589.4	536.7	9.8%
China	196.1	153.9	27.4%	337.2	335.9	0.4%
Worldwide(3)	1,528.2	1,363.9	12.0%	2,924.1	2,762.2	5.9%

(1)

Excluding Volume Point adjustments made during 2018 for certain products, the percent change for the three and six months ended June 30, 2018 would have been an increase of 1.7% and a decrease of 0.8%, respectively.

(2)

Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the three and six months ended June 30, 2018 would have been a decrease of 2.9% and 3.5%, respectively.

(3)

Excluding the Volume Point adjustments made during 2018 for certain products in Mexico and certain South & Central America markets noted above, the percent change for the three and six months ended June 30, 2018 would have been an increase of 11.6% and 5.4%, respectively.

Volume Points increased 12.0% for the three months ended June 30, 2018 after having decreased 8.1% for the same period in 2017, and increased 5.9% for the six months ended June 30, 2018 after having decreased 3.5% for the same period in 2017. Excluding the impact of the adjustments made in the 2018 periods, Volume Points increased 11.6% and 5.4% for the three and six months ended June 30, 2018, respectively. We believe North America’s increase for the quarter and year-to-date period, after decreases for 2017, reflects the successful adaption to date of our Members to the Consent Order implementation actions, including new tools and methods for documenting sales. We believe Mexico’s increase for the quarter, after a decrease for the prior year period, reflects the contribution of programs designed to increase the activity and productivity of sales leaders and promotions to encourage sponsorship and Member activity. The South & Central America region saw a continuing, though lesser, decline in Volume Points for 2018 as we believe markets in the region continue to transition to sustainable, customer-oriented business practices. The EMEA region saw increased Volume Point growth, a result, we believe, of customer-oriented efforts including Member training, brand awareness, and product line expansion. The Volume Point performance for the APAC region has been mixed by country, with positive net results for the quarter, after a decline for the prior year period, led by the India market. The significant Volume Point increase in China for the three months ended June 30, 2018 is primarily due to reduced sales for the prior year quarter as a result of Member response to a price increase announced in March 2017 that was effective April 1, 2017. This price increase announcement, our first for the market in six years, drove significant sales orders late in March 2017, including orders that were pulled forward from the second quarter of 2017, as Members made purchases ahead of the price change. Results are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 39.5% and 40.1% of retail value for the three months ended June 30, 2018 and 2017, respectively, and 39.9% and 40.3% of retail value for the six months ended June 30, 2018 and 2017, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2018 were $1,285.5 million and $2,462.4 million, respectively. Net sales increased $138.6 million, or 12.1% ($137.7 million, or 12.0% excluding Venezuela), and $213.4 million, or 9.5% ($208.4 million, or 9.3% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 28.1% and 18.0% (10.6% and 6.1% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase in net sales of 12.1% for the three months ended June 30, 2018 was primarily driven by a 19.9% favorable impact of price increases (2.3% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 12.0% increase in Volume Points; partially offset by a 16.0% unfavorable impact of fluctuations in foreign currency rates (1.5% favorable impact excluding Venezuela), a 2.6% unfavorable impact of timing differences between recognition of net sales and sales volume mainly driven by China, and a 0.9% unfavorable impact of country sales mix. The increase in net sales of 9.5% for the six months ended June 30, 2018 was primarily driven by a 14.6% favorable impact of price increases (2.6% favorable impact excluding Venezuela) and an increase in sales volume as indicated by a 5.9% increase in Volume Points; partially offset by an 8.5% unfavorable impact of fluctuations in foreign currency rates (3.2% favorable impact excluding Venezuela), and a 0.6% unfavorable impact of country sales mix.

Net income for the three and six months ended June 30, 2018 was $94.4 million, or $0.62 per diluted share, and $176.5 million, or $1.15 per diluted share, respectively. Net income decreased $43.2 million, or 31.4%, and $46.3 million, or 20.8%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The decrease in net income for the three months ended June 30, 2018 was mainly due to $67.0 million higher selling, general, and administrative expenses; $37.2 million lower government grant income from China; and $19.0 million higher income taxes; partially offset by $91.1 million higher contribution margin from higher net sales. The decrease in net income for the six months ended June 30, 2018 was mainly due to $88.5 million higher selling, general, and administrative expenses; $21.0 million lower government grant income from China; a $16.0 million loss on the revaluation of the CVR (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $13.1 million loss on extinguishment of $475.0 million of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and $16.1 million higher interest expense; partially offset by $108.4 million higher contribution margin from higher net sales.

Net income for the three months ended June 30, 2018 included a $1.7 million pre-tax favorable impact ($1.4 million post-tax) of government grant income in China; a $15.6 million pre-tax unfavorable impact ($17.0 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.0 million pre-tax unfavorable impact ($2.6 million post-tax) from expenses related to regulatory inquiries; a $0.2 million post-tax unfavorable impact of foreign exchange losses related to Venezuela; a $1.6 million post-tax unfavorable impact of loss on extinguishment of $475.0 million of our 2019 Convertible Notes; and a $4.7 million pre-tax unfavorable impact ($5.2 million post-tax) of loss on the revaluation of the CVR.

Net income for the six months ended June 30, 2018 included a $17.9 million pre-tax favorable impact ($11.8 million post-tax) of government grant income in China; a $28.1 million pre-tax unfavorable impact ($29.2 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $4.3 million pre-tax unfavorable impact ($4.7 million post-tax) from expenses related to regulatory inquiries; a $4.7 million pre-tax unfavorable impact ($3.3 million post-tax) of foreign exchange losses related to Venezuela; a $13.1 million pre-tax unfavorable impact ($11.0 million post-tax) of loss on extinguishment of $475.0 million of our 2019 Convertible Notes; and a $16.0 million pre-tax unfavorable impact ($13.2 million post-tax) of loss on the revaluation of the CVR.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2018 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2017 included a $38.9 million pre-tax favorable impact ($27.7 million post-tax) of government grant income in China; an $11.8 million pre-tax unfavorable impact ($12.6 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.9 million pre-tax unfavorable impact ($1.9 million post-tax) from expenses related to regulatory inquiries; a $1.6 million pre-tax unfavorable impact ($1.2 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012; and a $5.2 million pre-tax unfavorable impact ($3.5 million post-tax) from expenses related to the implementation of the Consent Order.

Net income for the six months ended June 30, 2017 included a $38.9 million pre-tax favorable impact ($27.7 million post-tax) of government grant income in China; a $23.5 million pre-tax unfavorable impact ($25.3 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $6.7 million pre-tax unfavorable impact ($4.4 million post-tax) from expenses related to regulatory inquiries; a $3.1 million pre-tax unfavorable impact ($2.3 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012; and a $13.7 million pre-tax unfavorable impact ($9.2 million post-tax) from expenses related to the implementation of the Consent Order.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.3	19.1	19.3	18.8
Gross profit	81.7	80.9	80.7	81.2
Royalty overrides(1)	27.2	27.8	27.9	28.2
Selling, general, and administrative expenses(1)	39.7	38.6	39.4	39.2
Other operating income	(0.1)	(3.4)	(0.7)	(1.7)
Operating income	14.9	17.9	14.1	15.5
Interest expense, net	3.4	3.3	3.4	3.0
Other expense, net	0.4	—	1.2	—
Income before income taxes	11.1	14.6	9.5	12.5
Income taxes	3.8	2.6	2.3	2.6
Net income	7.3%	12.0%	7.2%	9.9%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $998.7 million and $1,963.4 million for the three and six months ended June 30, 2018, respectively, representing an increase of $94.5 million, or 10.5% ($93.6 million, or 10.4% excluding Venezuela), and $172.6 million, or 9.6% ($167.6 million, or 9.4% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 33.0% and 22.4% (10.8% and 7.4% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 10.5% increase in net sales for the three months ended June 30, 2018 was primarily due to a 25.2% favorable impact of price increases (2.9% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 10.1% increase in Volume Points; partially offset by a 22.5% unfavorable impact of fluctuations in foreign currency rates (0.4% unfavorable impact excluding Venezuela) and a 1.4% unfavorable impact of country sales mix. The 9.6% increase in net sales for the six months ended June 30, 2018 was primarily due to a 17.8% favorable impact of price increases (2.8% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 6.6% increase in Volume Points; partially offset by a 12.8% unfavorable impact of fluctuations in foreign currency rates (2.0% favorable impact excluding Venezuela) and a 1.1% unfavorable impact of country sales mix.

For a discussion of China’s net sales for the three and six months ended June 30, 2018, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $440.7 million, or 44.1% of net sales, and $855.0 million, or 43.5% of net sales, for the three and six months ended June 30, 2018, respectively, representing an increase of $47.5 million, or 12.1% ($48.0 million, or 12.2% excluding Venezuela), and $75.2 million, or 9.6% ($72.9 million, or 9.4% excluding Venezuela), as compared to the same periods in 2017. The 12.1% increase for the three months ended June 30, 2018 was primarily the result of a 39.4% favorable impact of price increases (4.6% favorable impact excluding Venezuela), an 11.7% favorable impact of volume increases, and a 1.6% favorable impact of lower inventory write-downs; partially offset by a 33.3% unfavorable impact of fluctuations in foreign currency rates (1.2% favorable impact excluding Venezuela), a 3.5% unfavorable impact of country sales mix, and a 2.1% unfavorable impact of cost changes related to self-manufacturing and strategic sourcing. The 9.6% increase for the six months ended June 30, 2018 was primarily the result of a 27.8% favorable impact of price increases (4.3% favorable impact excluding Venezuela) and an 8.6% favorable impact of volume increases; partially offset by a 20.9% unfavorable impact of fluctuations in foreign currency rates (2.6% favorable impact excluding Venezuela), a 3.0% unfavorable impact of country sales mix, and a 1.7% unfavorable impact of cost changes related to self-manufacturing and strategic sourcing.

China reported contribution margin of $259.6 million and $445.0 million for the three and six months ended June 30, 2018, respectively, representing an increase of $43.6 million, or 20.2%, and $33.2 million, or 8.1%, as compared to the same periods in 2017. The increase of 20.2% for the three months ended June 30, 2018 was primarily the result of a 29.6% favorable impact of volume increases and a 9.6% favorable impact of fluctuations in foreign currency rates; partially offset by a 20.6% unfavorable impact of timing differences between recognition of net sales and sales volume. The increase of 8.1% for the six months ended June 30, 2018 was primarily the result of a 7.9% favorable impact of fluctuations in foreign currency rates and a 2.2% favorable impact of price increases; partially offset by a 3.1% unfavorable impact of timing differences between recognition of net sales and sales volume.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	June 30, 2018					June 30, 2017
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$435.2	$(198.3)	$236.9	$25.6	$262.5	$363.8	$(166.6)	$197.2	$21.2	$218.4	20.2%
Mexico	205.1	(94.1)	111.0	7.2	118.2	199.0	(90.4)	108.6	7.0	115.6	2.2%
South & Central America	178.9	(80.4)	98.5	6.5	105.0	192.6	(90.0)	102.6	7.4	110.0	(4.5)%
EMEA	442.4	(198.0)	244.4	15.6	260.0	387.2	(176.3)	210.9	13.8	224.7	15.7%
Asia Pacific	431.0	(186.7)	244.3	8.7	253.0	401.2	(173.2)	228.0	7.5	235.5	7.4%
China	323.6	(38.4)	285.2	1.6	286.8	274.3	(32.9)	241.4	1.3	242.7	18.2%
Worldwide	$2,016.2	$(795.9)	$1,220.3	$65.2	$1,285.5	$1,818.1	$(729.4)	$1,088.7	$58.2	$1,146.9	12.1%

	Six Months Ended
	June 30, 2018					June 30, 2017
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$818.1	$(372.7)	$445.4	$48.3	$493.7	$749.8	$(345.4)	$404.4	$43.8	$448.2	10.2%
Mexico	401.8	(183.7)	218.1	14.1	232.2	379.1	(172.0)	207.1	13.3	220.4	5.4%
South & Central America	392.3	(176.3)	216.0	14.7	230.7	405.5	(188.8)	216.7	15.7	232.4	(0.7)%
EMEA	864.9	(387.0)	477.9	30.3	508.2	748.4	(340.2)	408.2	26.3	434.5	17.0%
Asia Pacific	850.8	(369.2)	481.6	17.0	498.6	775.8	(334.9)	440.9	14.4	455.3	9.5%
China	558.8	(62.6)	496.2	2.8	499.0	514.7	(58.9)	455.8	2.4	458.2	8.9%
Worldwide	$3,886.7	$(1,551.5)	$2,335.2	$127.2	$2,462.4	$3,573.3	$(1,440.2)	$2,133.1	$115.9	$2,249.0	9.5%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with in many markets is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status. Additionally, in certain markets we have begun to utilize the segmentation of our Member base into “preferred members” and “distributors”, discussed above, for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented we have begun using Member data to similarly categorize Members for communication and promotion efforts.

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2018, as compared to the same periods in 2017, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. Management is evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

North America

The North America region reported net sales of $262.5 million and $493.7 million for the three and six months ended June 30, 2018, respectively. Net sales increased $44.1 million, or 20.2%, and $45.5 million, or 10.2%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 20.0% and 10.0% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 20.2% increase in net sales for the North America region for the three months ended June 30, 2018 was primarily the result of increases in sales volume, as indicated by an 18.4% increase in Volume Points, and price increases, which contributed approximately 3.8%. The 10.2% increase in net sales for the North America region for the six months ended June 30, 2018 was also primarily the result of increases in sales volume, as indicated by a 9.0% increase in Volume Points, and price increases, which contributed approximately 2.4%. In the U.S., net sales were $256.4 million and $481.9 million for the three and six months ended June 30, 2018, respectively. U.S. net sales increased $43.3 million, or 20.3%, and $44.1 million, or 10.1%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

As part of the Consent Order, effective May 2017 we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s sales volume increase for the quarter and year-to-date periods, after decreases for 2017, reflects the successful adaption to date of our Members to the Consent Order implementation actions, including new tools and methods for documenting sales. The region is leveraging the segmentation of the Member base into Distributors and Preferred Members to target and refine our communications and promotions, and the requirements for Distributors to document customer sales has been utilized to pilot lower sales volume thresholds for sales leader qualification. North America has also implemented programs to encourage sponsorship and increase Distributor, Preferred Member, and customer activity and has continued to extend the product line.

Mexico

The Mexico region reported net sales of $118.2 million and $232.2 million for the three and six months ended June 30, 2018, respectively. Net sales increased $2.6 million, or 2.2%, and $11.8 million, or 5.4%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 6.7% and 3.7% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 2.2% increase in net sales for the three months ended June 30, 2018 was primarily the result of increases in sales volume, as indicated by a 3.6% increase in Volume Points (1.7% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and prices increases which contributed approximately 5.1%. These increases were partially offset by an unfavorable fluctuation in foreign currency exchange rates of approximately 4.5%. The 5.4% increase in net sales for the six months ended June 30, 2018 was primarily the result of price increases and a favorable fluctuation in foreign currency exchange rates, which contributed approximately 5.7% and 1.6% to net sales, respectively. These increases were partially offset by a slight decrease in sales volume. Volume Points for the region, generally an indicator of sales volume, increased by 1.0% for the period versus the prior year; however, excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region, Volume Points decreased 0.8%.

We believe the Volume Point increase for the three months ended June 30, 2018, after a decrease for the same period in 2017 and the first quarter of 2018, and despite continuing difficult economic conditions in the market, reflect the contribution of programs designed to increase the activity and productivity of sales leaders and promotions to encourage sponsorship and Member activity. We continue to expand product access in the market. Recently enacted tariffs by the Mexican government on products imported from the United States are applicable to a significant portion of our product line, and may have an adverse impact on future sales, particularly if the Company deems it necessary to increase product prices.

South and Central America

The South and Central America region reported net sales of $105.0 million and $230.7 million for the three and six months ended June 30, 2018, respectively. Net sales decreased $5.0 million, or 4.5% ($5.9 million, or 5.5% excluding Venezuela), and $1.7 million, or 0.7% ($6.7 million, or 2.9% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 183.1% and 116.8% (0.3% and 1.0% excluding Venezuela) for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 4.5% decrease in net sales for the three months ended June 30, 2018 was due to a 186.0% favorable impact of price increases (2.6% favorable impact excluding Venezuela); offset by a 187.6% unfavorable impact of fluctuations in foreign currency exchange rates (5.7% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 0.9% decrease in Volume Points (2.9% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). The 0.7% decrease in net sales for the six months ended June 30, 2018 was due to a 119.4% favorable impact of price increases (3.5% favorable impact excluding Venezuela); offset by a 117.6% unfavorable impact of fluctuations in foreign currency exchange rates (3.9% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 2.0% decrease in Volume Points (3.5% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in many markets of the region than we have seen in our other global regions.

In Brazil, the region’s largest market, net sales were $33.0 million and $78.8 million for the three and six months ended June 30, 2018, respectively. Net sales decreased $10.2 million, or 23.6%, and $15.7 million, or 16.6%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales decreased 14.6% and 11.1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $3.9 million and $5.3 million on net sales for the three and six months ended June 30, 2018, respectively. As noted for the region broadly, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly than we have seen in other regions. Additionally, Members in Brazil saw their product costs increase during the quarter when we began to pass through certain indirect taxes that we had previously absorbed; these increases will be concluded during the third quarter of 2018. The market also faces an uncertain economic and political outlook. To help stimulate sales growth, we are increasing the number of product access points, enhancing our training efforts, and expanding our product offering in the market.

Net sales in Peru were $15.5 million and $32.2 million for the three and six months ended June 30, 2018, respectively. Net sales increased $0.9 million, or 6.2%, and $1.5 million, or 4.9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 5.7% and 4.1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates did not have a material impact on net sales for the three months ended June 30, 2018 and had a favorable impact of $0.3 million on net sales for the six months ended June 30, 2018. We believe the favorable comparisons for this year’s quarter and year-to-date period were due to the success during 2018 of revised event qualifications and promotions for the market, as well as lower sales volume in the prior year first quarter, which we believe was due to severe inclement weather.

EMEA

The EMEA region reported net sales of $260.0 million and $508.2 million for the three and six months ended June 30, 2018, respectively. Net sales increased $35.3 million, or 15.7%, and $73.7 million, or 17.0%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 12.4% and 9.7% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 15.7% increase in net sales for the three months ended June 30, 2018 was driven by an increase in sales volume, as indicated by a 12.7% increase in Volume Points, a 3.3% favorable impact of fluctuations in foreign currency exchange rates, and a 2.4% favorable impact of price increases. The 17.0% increase in net sales for the six months ended June 30, 2018 was driven by an increase in sales volume, as indicated by a 10.1% increase in Volume Points, a 7.2% favorable impact of fluctuations in foreign currency exchange rates, and a 2.6% favorable impact of price increases. Though the EMEA region is made up of a large number of markets with different levels of maturity and success for our business, generally we believe volume growth for the region is correlated with efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion. The Volume Point and net sales growth for the quarter and year-to-date was led by Russia, Spain, and Turkey.

Net sales in Italy were $39.6 million and $76.9 million for the three and six months ended June 30, 2018, respectively. Net sales increased $1.6 million, or 4.2%, and $5.6 million, or 7.9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales decreased 4.0% and 3.5% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had a favorable impact of $3.1 million and $8.1 million on net sales for the three and six months ended June 30, 2018, respectively. Italy has seen some decline in Members after several years of growth. We have revised certain Member promotions and training in a way that we believe is more targeted for the market.

Net sales in Russia were $35.0 million and $70.4 million for the three and six months ended June 30, 2018, respectively. Net sales increased $2.3 million, or 7.0%, and $5.7 million, or 8.8%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 15.9% and 11.7% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $2.9 million and $1.8 million on net sales for the three and six months ended June 30, 2018, respectively. The market continues to focus on expansion of Nutrition Clubs and the use of the Member Activation Program to attract and enhance the quality of new Members. Russia has had success with new products, including a dinner shake, new education, training and communication approaches, and enhanced brand awareness activities.

Net sales in Spain were $34.4 million and $64.3 million for the three and six months ended June 30, 2018, respectively. Net sales increased $7.7 million, or 28.8%, and $14.4 million, or 28.9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 18.6% and 15.4% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had a favorable impact of $2.7 million and $6.7 million on net sales for the three and six months ended June 30, 2018, respectively. Product prices in Spain were increased 2% in July 2017. Spain has benefited from ongoing programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle and contributed to momentum in the market.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $253.0 million and $498.6 million for the three and six months ended June 30, 2018, respectively. Net sales increased $17.5 million, or 7.4%, and $43.3 million, or 9.5%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 7.4% and 7.5% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 7.4% increase in net sales for the three months ended June 30, 2018 was primarily the result of an increase in sales volume, as indicated by a 9.7% increase in Volume Points, and a 1.7% favorable impact of price increases. These increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a 2.2% unfavorable impact of a lower percentage of our sales volume coming from markets with higher prices. The 9.5% increase in net sales for the six months ended June 30, 2018 was primarily the result of an increase in sales volume, as indicated by a 9.8% increase in Volume Points, a 2.0% favorable impact of fluctuations in foreign currency exchange rates, and a 1.6% favorable impact of price increases. These increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a 2.7% unfavorable impact of a lower percentage of our sales volume coming from markets with higher prices. The Volume Point and net sales performance for the region has been mixed by country, with continuing increases in India and Indonesia as well as significant contributions from Vietnam and Malaysia, partially offset by declines primarily in South Korea and Taiwan.

Net sales in India were $56.2 million and $110.5 million for the three and six months ended June 30, 2018, respectively. Net sales increased $8.3 million, or 17.3%, and $21.3 million, or 23.9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 22.1% and 24.0% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $2.2 million on net sales for the three months ended June 30, 2018 and did not have a material impact on net sales for the six months ended June 30, 2018. India continues to expand its product line, add product pickup locations, and utilize an Associate Activation Program. Our India Member base is undergoing segmentation into Associates and Preferred Customers, comparable to Distributors and Preferred Members, respectively, in the United States.

Net sales in South Korea were $36.1 million and $68.6 million for the three and six months ended June 30, 2018, respectively. Net sales decreased $0.4 million, or 1.1%, and $2.5 million, or 3.5%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales decreased 6.0% and 9.1% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had a favorable impact of $1.6 million and $4.0 million on net sales for the three and six months ended June 30, 2018, respectively. Several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, have led to contraction in our business in the market.

Net sales in Indonesia were $33.2 million and $68.7 million for the three and six months ended June 30, 2018, respectively. Net sales increased $1.4 million, or 4.4%, and $3.7 million, or 5.7%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 9.4% and 9.0% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had an unfavorable impact of $1.6 million and $2.1 million on net sales for the three and six months ended June 30, 2018, respectively. The Indonesia market has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, new products, and increased product access points.

Net sales in Taiwan were $26.0 million and $54.3 million for the three and six months ended June 30, 2018, respectively. Net sales decreased $8.0 million, or 23.5%, and $10.2 million, or 15.8%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales decreased 24.9% and 19.2% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The fluctuation of foreign currency rates had a favorable impact of $0.4 million and $2.1 million on net sales for the three and six months ended June 30, 2018, respectively. Taiwan sales declines have continued as the market continues to adjust to programs and training intended to help Members establish customer-based, sustainable business approaches that have succeeded elsewhere.

China

The China region reported net sales of $286.8 million and $499.0 million for the three and six months ended June 30, 2018, respectively. Net sales increased $44.1 million, or 18.2%, and $40.8 million, or 8.9%, for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. In local currency, net sales increased 9.8% and 0.9% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The 18.2% increase in net sales for the three months ended June 30, 2018 was primarily the result of an increase in sales volume, as indicated by a 27.4% increase in Volume Points, and a 8.4% favorable impact of fluctuations in foreign currency exchange rates; partially offset by an 18.4% unfavorable impact of timing differences between the recognition of net sales and Volume Points. The 8.9% increase in net sales for the six months ended June 30, 2018 was primarily the result of an 8.0% favorable impact of fluctuations in foreign currency exchange rates and a 2.0% favorable impact of price increases; partially offset by a 2.8% unfavorable impact of timing differences between the recognition of net sales and Volume Points.

The significant increase in volume for the quarter versus the prior year quarter, net of the noted timing difference, was primarily driven by Member response to a price increase announced in March 2017 to be effective April 2017. This price increase announcement drove significant sales orders late in March 2017 as Members made purchases ahead of the price change. However, a significant portion of the pull-forward sales volume was not recorded as net sales until the second quarter of 2017. Actions for the market which we believe position us for continued success include a Member Activation Program for new Members, new products for the market, and active promotional campaigns. One new program intended to enhance the training, quality and activity of certain service providers provides them with additional service fee incentives. We have also announced a new initiative, the China Growth and Impact Investment Program, to stimulate the development of our business in China and help address challenging public-policy issues such as the rise in obesity.

Sales by Product Category

	Three Months Ended
	June 30, 2018					June 30, 2017
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,304.2	$(525.0)	$779.2	$42.1	$821.3	$1,192.7	$(488.4)	$704.3	$38.2	$742.5	10.6%
Targeted Nutrition	517.0	(208.2)	308.8	16.8	325.6	440.6	(180.4)	260.2	14.1	274.3	18.7%
Energy, Sports, and Fitness	123.9	(49.8)	74.1	4.0	78.1	111.7	(45.7)	66.0	3.5	69.5	12.4%
Outer Nutrition	36.6	(14.7)	21.9	1.2	23.1	38.5	(15.8)	22.7	1.3	24.0	(3.8)%
Literature, Promotional, and Other(1)	34.5	1.8	36.3	1.1	37.4	34.6	0.9	35.5	1.1	36.6	2.2%
Total	$2,016.2	$(795.9)	$1,220.3	$65.2	$1,285.5	$1,818.1	$(729.4)	$1,088.7	$58.2	$1,146.9	12.1%

	Six Months Ended
	June 30, 2018					June 30, 2017
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$2,519.8	$(1,026.2)	$1,493.6	$82.4	$1,576.0	$2,336.9	$(962.4)	$1,374.5	$75.8	$1,450.3	8.7%
Targeted Nutrition	985.6	(401.4)	584.2	32.3	616.5	872.1	(359.1)	513.0	28.3	541.3	13.9%
Energy, Sports, and Fitness	237.8	(96.8)	141.0	7.8	148.8	214.2	(88.2)	126.0	6.9	132.9	12.0%
Outer Nutrition	74.1	(30.2)	43.9	2.4	46.3	78.9	(32.5)	46.4	2.6	49.0	(5.5)%
Literature, Promotional, and Other(1)	69.4	3.1	72.5	2.3	74.8	71.2	2.0	73.2	2.3	75.5	(0.9)%
Total	$3,886.7	$(1,551.5)	$2,335.2	$127.2	$2,462.4	$3,573.3	$(1,440.2)	$2,133.1	$115.9	$2,249.0	9.5%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all product categories, except Outer Nutrition, increased for the three months ended June 30, 2018 as compared to the same period in 2017. Net sales for all product categories, except Outer Nutrition and Literature, Promotional, and Other, increased for the six months ended June 30, 2018 as compared to the same period in 2017. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,050.1 million and $928.1 million for the three months ended June 30, 2018 and 2017, respectively, and $1,987.1 million and $1,825.6 million for the six months ended June 30, 2018 and 2017, respectively. Gross profit as a percentage of net sales was 81.7% and 80.9% for the three months ended June 30, 2018 and 2017, respectively, or a favorable net increase of 76 basis points, and 80.7% and 81.2% for the six months ended June 30, 2018 and 2017, respectively, or an unfavorable net decrease of 48 basis points. The increase in gross profit as a percentage of net sales for the three months ended June 30, 2018, as compared to the same period in 2017, included the favorable impact of retail price increases of 339 basis points (favorable impact of 39 basis points excluding Venezuela) and lower inventory write-downs of 41 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 215 basis points (favorable impact of 83 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and strategic sourcing of 79 basis points, and country mix of 10 basis points. The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended June 30, 2018, as compared to the same period in 2017, was 2 basis points. The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2018, as compared to the same period in 2017, included the unfavorable impact of foreign currency fluctuations of 194 basis points (favorable impact of 28 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and strategic sourcing of 78 basis points, other cost changes of 28 basis points, country mix of 16 basis points, and higher inventory write-downs of 7 basis points, partially offset by the favorable impact of retail price increases of 275 basis points (favorable impact of 49 basis points excluding Venezuela). The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the six months ended June 30, 2018, as compared to the same period in 2017, was 4 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and strategic sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $349.8 million and $318.9 million for the three months ended June 30, 2018 and 2017, respectively, and $687.1 million and $634.0 million for the six months ended June 30, 2018 and 2017, respectively. Royalty overrides as a percentage of net sales were 27.2% and 27.8% for the three months ended June 30, 2018 and 2017, respectively, and 27.9% and 28.2% for the six months ended June 30, 2018 and 2017, respectively. Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides. Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $510.2 million and $443.2 million for the three months ended June 30, 2018 and 2017, respectively, and $970.3 million and $881.8 million for the six months ended June 30, 2018 and 2017, respectively. Selling, general, and administrative expenses as a percentage of net sales were 39.7% and 38.6% for the three months ended June 30, 2018 and 2017, respectively, and 39.4% and 39.2% for the six months ended June 30, 2018 and 2017, respectively.

The increase in selling, general, and administrative expenses for the three months ended June 30, 2018 was driven by $45.9 million in higher service fees for China independent service providers due to sales growth in China and a new program which provides certain service providers with additional service fee incentives; $9.4 million in higher labor and employee benefit costs; $5.5 million relating to importer fees due to the change in income statement classification pursuant to Accounting Standards Codification Topic 606, as discussed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; partially offset by $4.2 million in lower non-income tax expense.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2018 was driven by $45.2 million in higher service fees for China independent service providers due to sales growth in China and a new program which provides certain service providers with additional service fee incentives; $11.1 million relating to importer fees due to the change in income statement classification pursuant to Accounting Standards Codification Topic 606, as discussed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; $8.9 million in higher labor and employee benefit costs; $8.9 million in higher Member promotion and event costs; $5.0 million in higher rent expense; $4.5 million in higher foreign exchange losses, which includes $4.7 million impact of the devaluation of the Venezuela Bolivar in 2018; partially offset by $6.9 million in lower non-income tax expense.

Other Operating Income

Other operating income was $1.7 million and $38.9 million for the three months ended June 30, 2018 and 2017, respectively, and $17.9 million and $38.9 million for the six months ended June 30, 2018 and 2017, respectively, relating to government grant income for China. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in millions)
Interest expense	$49.1	$41.9	$93.7	$74.4
Interest income	(4.8)	(4.0)	(9.5)	(6.3)
Interest expense, net	$44.3	$37.9	$84.2	$68.1

The increase in interest expense, net for the three months ended June 30, 2018, as compared to the same period in 2017, was primarily due to higher interest expense relating to our 2024 Convertible Notes and additional non-cash interest expense related to the Forward Transactions for the shares delivered and retired (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The increase in interest expense, net for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to higher interest rates and longer period outstanding for our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources, higher interest expense relating to our 2024 Convertible Notes, and additional non-cash interest expense related to the Forward Transactions for the shares delivered and retired (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). These increases were partially offset by higher interest income related to proceeds from the $1.3 billion term loan B.

Other Expense, Net

The $4.7 million of other expense, net for the three months ended June 30, 2018 relates to a $4.7 million loss on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The $29.1 million of other expense, net for the six months ended June 30, 2018 consists of a $16.0 million loss on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $48.4 million and $29.4 million for the three months ended June 30, 2018 and 2017, respectively, and $57.8 million for both the six months ended June 30, 2018 and 2017. The effective income tax rate was 33.9% and 17.6% for the three months ended June 30, 2018 and 2017, respectively, and 24.7% and 20.6% for the six months ended June 30, 2018 and 2017, respectively. The increase in the effective tax rate for the three months ended June 30, 2018, as compared to the same period in 2017, was due to U.S. Tax Reform, which impacts our ability to benefit from certain foreign tax credits, the impact of changes in the geographic mix of our income, and a decrease in net benefits from discrete events. Included in the discrete events for the three months ended June 30, 2018 and 2017 was the impact of $10.9 million and $21.4 million, respectively, of excess tax benefits on share-based compensation arrangements. The increase in the effective tax rate for the six months ended June 30, 2018, as compared to the same period in 2017, was primarily due to U.S. Tax Reform, which impacts our ability to benefit from certain foreign tax credits, and the impact of changes in the geographic mix of our income, partially offset by an increase in net benefits from discrete events. Included in the discrete events for the six months ended June 30, 2018 and 2017 was the impact of $30.2 million and $25.7 million, respectively, of excess tax benefits on share-based compensation arrangements.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $839.4 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2018 and December 31, 2017.

For the six months ended June 30, 2018, we generated $344.9 million of operating cash flow, as compared to $277.1 million for the same period in 2017. The increase in our operating cash flow was the result of favorable changes in operating assets and liabilities and higher non-cash items, partially offset by lower net income (See Summary Financial Results above for further discussion). The change in operating assets and liabilities was primarily the result of favorable changes in accounts payable, royalty overrides, and other current liabilities; partially offset by an unfavorable change in prepaid expenses and other current assets. The increase in non-cash items was primarily the result of the $13.1 million loss on the extinguishment of $475.0 million aggregate principal of our 2019 Convertible Notes and the $16.0 million loss on the revaluation of the CVR. The $13.1 million loss on the extinguishment of $475.0 million aggregate principal of our 2019 Convertible Notes and the $16.0 million loss on the revaluation of the CVR had no impact on our operating cash flow, as these decreased our net income by $29.1 million, and increased our non-cash adjustments to net income by $29.1 million.

Capital expenditures, including accrued capital expenditures, for the six months ended June 30, 2018 and 2017 were $31.6 million and $42.3 million, respectively. The majority of these expenditures represented investments in management information systems including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $100 million to $120 million for the full year of 2018.

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

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2018 and December 31, 2017, we were in compliance with our debt covenants under the Credit Facility.

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

During the three months ended March 31, 2018, we repaid a total amount of $24.4 million under the Credit Facility. During the three months ended June 30, 2018, we repaid a total amount of $24.4 million on amounts outstanding under the Credit Facility. During the three months ended March 31, 2017, we repaid a total amount of $410.0 million to repay in full amounts outstanding on our prior revolving credit facility. During the three months ended June 30, 2017, we repaid a total amount of $24.4 million on amounts outstanding under the Credit Facility. As of June 30, 2018 and December 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,178.1 million and $1,226.9 million, respectively. There were no borrowings outstanding on the Revolving Credit Facility as of June 30, 2018 and December 31, 2017. There were no outstanding foreign currency borrowings as of June 30, 2018 and December 31, 2017 under the Credit Facility. As of June 30, 2018 and December 31, 2017, the weighted-average interest rate for borrowings under the Credit Facility was 7.34% and 6.79%, respectively. We are currently evaluating a refinancing of our Credit Facility.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our Credit Facility.

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

During March 2018, we issued $550 million aggregate principal of new convertible senior notes due 2024 as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of our existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2018 and December 31, 2017, the total amount of our foreign subsidiary cash and cash equivalents was $769.1 million and $1,133.5 million, respectively, of which $221.2 million and $633.3 million, respectively, was invested in U.S. dollars. As of June 30, 2018 and December 31, 2017, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $70.3 million and $145.3 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2017, our U.S. consolidated group had approximately $97.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2017, Herbalife Nutrition Ltd. had $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of June 30, 2018, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2017 10-K for additional discussion on our unremitted earnings.

Currency restrictions enacted by the Venezuelan government continue to be restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars at the official foreign exchange rate. As a result, any increase in our Bolivar-denominated cash and cash equivalents could cause the Company to incur foreign exchange losses if there are any foreign currency devaluations in future periods. As of June 30, 2018, Herbalife Venezuela’s Bolivar-denominated cash and cash equivalents continue to be immaterial to the Company’s condensed consolidated balance sheet.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the Forward Transactions.

During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of ours purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. Our indirect wholly-owned subsidiary did not purchase any of Herbalife Nutrition Ltd.’s common shares in the open market during the three months ended June 30, 2018. During the three months ended March 31, 2017, an indirect wholly-owned subsidiary of ours purchased approximately 2.2 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million, or an average cost of $28.05 per share. During the three months ended June 30, 2017, an indirect wholly-owned subsidiary of ours purchased approximately 5.3 million of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $179.8 million, or an average cost of $33.53 per share. These share repurchases increased our total shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both June 30, 2018 and December 31, 2017, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of our common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. As of June 30, 2018, the remaining authorized capacity under our $1.5 billion share repurchase program was $113.3 million. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

In connection with our October 2017 modified Dutch auction tender offer, we incurred $1.6 million in transaction costs and also provided a CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within our condensed consolidated balance sheets with corresponding gains or losses being recognized in non-operating expense (income) within our condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. We recognized a $4.7 million and $16.0 million loss in other expense, net within our condensed consolidated statement of income during the three and six months ended June 30, 2018, respectively, due to the change in the fair value of the CVR. As of June 30, 2018 and December 31, 2017, the fair value of the CVR was $22.9 million and $6.9 million, respectively. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share based on the retroactive adjustment due to our two-for-one stock split described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share based on the retroactive adjustment due to our two-for-one stock split described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During March 2018, in connection with our repurchase of a portion of the 2019 Convertible Notes, we entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of the Capped Call Transactions, in each case, in a notional amount corresponding to the aggregate principal amount of the 2019 Convertible Notes that were repurchased.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of June 30, 2018 and December 31, 2017, we had negative working capital of $133.9 million and positive working capital of $953.5 million, respectively, or a decrease of $1,087.4 million. This decrease was primarily due to a decrease in cash and cash equivalents mainly due to the May 2018 modified Dutch auction tender offer and an increase in the current portion of long-term debt primarily relating to our 2019 Convertible Notes as described further in Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of June 30, 2018.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2018, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2% and 0.1% for the three months ended June 30, 2018 and 2017, respectively, and 0.1% for both the six months ended June 30, 2018 and 2017.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $33.8 million and $30.8 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2018 and December 31, 2017, we had goodwill of approximately $93.5 million and $96.9 million, respectively. As of both June 30, 2018 and December 31, 2017, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the six months ended June 30, 2018 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2018 and 2017.

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

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge certain risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2018 and December 31, 2017, the aggregate notional amounts of these contracts outstanding were approximately $78.2 million and $104.9 million, respectively. As of June 30, 2018, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses in the condensed consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2018, we recorded assets at fair value of $1.5 million and liabilities at fair value of $1.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, we recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and six months ended June 30, 2018 and 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of June 30, 2018 and December 31, 2017.

The following table provides information about the details of our foreign exchange forward contracts:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2018
Buy Argentine peso sell U.S. dollar	27.65	$0.3	$—
Buy Brazilian real sell Euro	4.44	0.4	—
Buy Brazilian real sell U.S. dollar	3.80	5.3	(0.1)
Buy Chinese yuan sell Euro	8.14	59.7	1.2
Buy Colombian peso sell U.S. dollar	2,888.56	2.9	—
Buy Czech koruna sell Euro	25.91	0.7	—
Buy Euro sell Australian dollar	1.57	4.4	—
Buy Euro sell Brazilian real	4.35	0.5	—
Buy Euro sell Canadian dollar	1.54	0.6	—
Buy Euro sell Czech koruna	25.78	0.7	—
Buy Euro sell Ghanaian cedi	5.69	6.8	—
Buy Euro sell Hong Kong dollar	9.17	8.1	—
Buy Euro sell Indonesian rupiah	16,673.21	5.0	—
Buy Euro sell Japanese yen	128.19	0.2	—
Buy Euro sell Kazakhstani tenge	398.90	1.3	—
Buy Euro sell Mexican peso	24.07	35.0	(0.3)
Buy Euro sell Malaysian ringgit	4.68	3.8	—
Buy Euro sell Peruvian nuevo sol	3.83	2.2	—
Buy Euro sell Philippine peso	62.48	3.5	—
Buy Euro sell Russian ruble	73.35	9.1	—
Buy Euro sell Thai baht	38.26	0.6	—
Buy Euro sell Taiwan dollar	35.38	1.3	—
Buy Euro sell Ukrainian hryvnia	31.27	2.1	—
Buy Euro sell U.S. dollar	1.19	67.8	(0.8)
Buy Euro sell South African rand	15.59	6.7	0.2
Buy British pound sell Brazilian real	5.03	0.8	—
Buy British pound sell Euro	0.88	3.3	—
Buy British pound sell Ghanaian cedi	6.42	0.6	—
Buy British pound sell Thai baht	42.92	0.2	—
Buy British pound sell U.S. dollar	1.33	2.8	—
Buy British pound sell South African rand	16.80	0.9	0.1
Buy Hong Kong dollar sell Euro	9.20	0.4	—
Buy Indonesian rupiah sell U.S. dollar	14,312.00	5.9	(0.1)
Buy Korean won sell U.S. dollar	1,090.52	15.2	(0.3)
Buy Kazakhstani tenge sell U.S. dollar	344.00	0.9	—
Buy Mexican peso sell Euro	23.45	1.1	—
Buy Malaysian ringgit sell Euro	4.71	3.8	—
Buy Norwegian krone sell U.S. dollar	8.12	1.2	—
Buy Peruvian nuevo sol sell Euro	3.84	0.5	—
Buy Russian ruble sell Euro	73.10	0.7	—
Buy Swedish krona sell U.S. dollar	8.85	1.7	—
Buy Taiwan dollar sell Euro	35.57	0.8	—
Buy Taiwan dollar sell U.S. dollar	30.22	10.6	(0.1)
Buy Ukrainian hryvnia sell Euro	30.88	2.1	—
Buy U.S. dollar sell Brazilian real	3.77	(5.3)	0.2
Buy U.S. dollar sell Colombian peso	2,925.93	(1.3)	—
Buy U.S. dollar sell Euro	1.16	34.9	1.9
Buy U.S. dollar sell British pound	1.34	(5.5)	0.1
Buy U.S. dollar sell Korean won	1,068.81	(15.8)	0.7

Buy U.S. dollar sell South African rand	13.72	(0.3)	—
Buy South African rand sell Euro	16.00	2.6	—
Total forward contracts		$291.8	$2.7

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2018, the aggregate annual maturities of the Credit Facility were expected to be $48.8 million for the remainder of 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million thereafter. As of June 30, 2018, the fair value of the Term Loan was approximately $1,189.2 million and the carrying value was $1,145.3 million. As of December 31, 2017, the fair value of the Term Loan was approximately $1,226.1 million and the carrying value was $1,190.2 million. There were no outstanding borrowings on the Revolving Credit Facility as of June 30, 2018 and December 31, 2017. The Credit Facility bears variable interest rates, and as of June 30, 2018 and December 31, 2017, the weighted-average interest rate of the Credit Facility was 7.34% and 6.79%, respectively. As of June 30, 2018 the fair values of the liability component of the 2019 Convertible Notes and 2024 Convertible Notes were approximately $637.7 million and $423.2 million, respectively, and the carrying values were $642.0 million and $405.8 million, respectively. As of December 31, 2017, the fair value of the liability component of the 2019 Convertible Notes was approximately $1,066.0 million and the carrying value was $1,070.0 million. The 2019 Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Convertible Notes prior to their stated maturity date. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense could increase or decrease by approximately $11.8 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A hedge fund manager has made allegations regarding the Company and its network marketing program. We believe these allegations are without merit and are vigorously defending ourselves against such claims, including proactively reaching out to governmental authorities about what we believe is manipulative activity with respect to our securities. Because of these allegations, we and others have received and may receive additional regulatory and governmental inquiries. For example, we have previously disclosed inquiries from the FTC, SEC and other governmental authorities. The SEC has also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China and we cannot predict the eventual scope, duration, or outcome of this investigation at this time. In the future, these and other governmental authorities may determine to seek information from us and other persons relating to these same or other allegations. If we believe any governmental or regulatory inquiry or investigation is or becomes material, it will be disclosed individually. Consistent with our policies, we have cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

The Consent Order has impacted, and may continue to impact, our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the business procedures implemented as a result thereof, will not continue to lead to reduced sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the procedures described above, and any other actions taken in respect of continuing compliance efforts with the Consent Order, may continue to be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members may also disagree with our decision to enter into the Consent Order, whether because they disagree with certain terms thereof, they believe it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will continue to achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order has set new standards within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers and ultimately net sales.

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

Approximately 80% of our net sales for the year ended December 31, 2017 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as due to economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

We also engage independent service providers who meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to provide marketing, sales support and other services to Herbalife customers. In China, our independent service providers are compensated for marketing, sales support, and other services instead of the Member allowances and royalty overrides utilized in our global marketing plan. The service hours and related fees eligible to be earned by the independent service providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which is generally comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each independent service provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations, such as the European Union General Data Protection Regulation, or the GDPR, which took effect in May 2018. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our results of operations.

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

If any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2019 Convertible Notes as of February 7, 2014, the date of issuance thereof, was 11.5908 common shares per $1,000 principal amount, or a conversion price of approximately $86.28 per common share, and the conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount, or a conversion price of approximately $124.96 per common share. The conversion rate for the 2019 Convertible Notes was adjusted to 23.1816 common shares per $1,000 principal amount, or a conversion price of approximately $43.14 per common share, and the conversion rate for the 2024 Convertible Notes was adjusted to 16.0056 common shares per $1,000 principal amount, or a conversion price of approximately $62.48 per common share, due to our two-for-one stock split effected in May 2018 and described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2018, the conversion rate for the 2019 Convertible Notes was further adjusted to 23.2245 common shares per $1,000 principal amount, or a conversion price of approximately $43.06 per common share, and the conversion rate for the 2024 Convertible Notes was further adjusted to 16.0352 common shares per $1,000 principal amount, or a conversion price of approximately $62.36 per common share, due to the Company’s modified Dutch auction tender offer completed in May 2018. Because the conversion rates of the 2019 Convertible Notes and 2024 Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and will likely require that we increase prices in certain jurisdictions, and therefore could have a potential negative impact on our business and results of operations. We have reserved in our consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes, we may determine it is necessary to raise prices in certain jurisdictions accordingly, and our revenue and earnings and our results of operations could be adversely affected.

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on contingencies relating to VAT and other related matters.

U.S. Tax Reform may adversely impact certain U.S. shareholders of the Company.

A non-U.S. corporation will be classified as a controlled foreign corporation (a “CFC”) for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly through foreign entities, or constructively pursuant to the application of certain constructive ownership rules) 10% or more of the voting power or value of the shares (“10% U.S. Shareholders”) own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares, special voting rights to appoint directors, whether by law, agreement, or other arrangement, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons (including individuals and entities) that are entitled to acquire shares pursuant to an option, such as the holders of our 2019 Convertible Notes and 2024 Convertible Notes. Generally, 10% U.S. Shareholders of a CFC are required to include currently in gross income their respective shares of (i) the CFC’s “Subpart F income” (e.g. items of passive income and certain income resulting from inter-company sales and services), (ii) the CFC’s earnings (that have not been subject to tax under the Subpart F rules) to the extent the CFC holds certain U.S. property, and (iii) global intangible low-taxed income pursuant to the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”). Such 10% U.S. Shareholders are subject to current U.S. federal income tax with respect to the foregoing income items, even if the CFC has not made an actual distribution to such shareholders.

As a result of certain changes to the CFC constructive ownership rules introduced by U.S. Tax Reform, one or more of our non-U.S. corporate subsidiaries that were not previously classified as CFCs are now classified as CFCs (each, a “New Herbalife CFC Subsidiary”), including on a retroactive basis. For 10% U.S. Shareholders, this may result in adverse tax consequences, including the current inclusion of earnings of certain of our non-U.S. corporate subsidiaries (regardless of whether we make any distributions in respect of such earnings). Any shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake as well as the impact of the constructive ownership rules) are urged to consult their tax advisors with respect to the special rules applicable to 10% U.S. Shareholders of CFCs.

While we do not believe that Herbalife Nutrition Ltd. is classified as a CFC, such entity and one or more of our non-U.S. corporate subsidiaries not already classified as a CFC could become classified as CFCs either (i) as a result of additional changes to tax laws, including future pronouncements or other guidance from the Internal Revenue Service or (ii) on the basis of an increase in the percentage ownership of our stock by shareholders who presently hold, or in the future may hold, 10% or more of our shares, as a result of future share acquisitions or after taking into account the impact of any share repurchases we may undertake.

Further, under U.S. Tax Reform, a one-time tax is imposed upon our 10% U.S. Shareholders on certain historic accumulated, undistributed foreign earnings of CFCs and other “specified foreign corporations,” which earnings have not been previously subject to tax at the 10% U.S. Shareholder level. A specified foreign corporation is any CFC or other non-U.S. corporation that has at least one U.S. corporate shareholder that is a 10% U.S. Shareholder. Herbalife Nutrition Ltd. believes that it may be classified as a specified foreign corporation and that one or more of our non-U.S. corporate subsidiaries may be classified as specified foreign corporations.

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

(a) None.

(b) None.

(c) On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 and had approximately $233 million of remaining authorized capacity as of December 31, 2016. This share repurchase program allows us, which includes a wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2018, the remaining authorized capacity under the Company’s share repurchase program was approximately $113.3 million. The following is a summary of our repurchases of common shares during the three months ended June 30, 2018. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	$—	—	$713,303,965
May 1 — May 31	11,428,571	$52.50	11,428,571	$113,303,988
June 1 — June 30	—	$—	—	$113,303,988
	11,428,571	$—	11,428,571	$113,303,988

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(g)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(e)
4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(e)
4.4	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(p)
4.5	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.4 hereto)	(p)
10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.4#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(i)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(i)
10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(l)
10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(l)
10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)
10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)
10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(q)
10.17#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(f)
10.18#	Form of Independent Directors Stock Appreciation Right Award Agreement	(g)
10.19#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(g)
10.20#	Amended and Restated Non-Management Directors Compensation Plan	(h)
10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(h)
10.22#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(i)
10.23#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(i)
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

(q)
10.52	Form of Capped Call Partial Unwind Agreement	(q)
10.53	Amendment dated May 29, 2018 to the Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc.	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(e)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(f)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(g)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(h)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(i)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(j)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(l)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(m)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(n)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(o)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(p)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(q)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: August 1, 2018