Form 10-K
period 2018-12-31
HERBALIFE NUTRITION LTD.
filed 2019-02-19
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(213) 745-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Shares, par value $0.0005 per share	New York Stock Exchange

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

There were 152,864,112 common shares outstanding as of February 12, 2019. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $4,263 million as of June 30, 2018, based upon the last reported sales price on the New York Stock Exchange on that date of $53.72. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, or cyber-security incidents;
•

noncompliance by us or our Members with any privacy laws or any security breach by us or a third party involving the misappropriation, loss, or other unauthorized use or disclosure of confidential information;

•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of our trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our operations;

•	uncertainties relating to the United Kingdom’s vote to exit from the European Union;
•	restrictions imposed by covenants in our existing indebtedness;
•	risks related to the convertible notes;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

The Company

“We,” “our,” “us,” “Company,” “Herbalife,” and “Herbalife Nutrition” refer to Herbalife Nutrition Ltd., a Cayman Islands exempted company incorporated with limited liability, and its subsidiaries. Herbalife Nutrition Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART I

Item 1.	Business

GENERAL

Founded in 1980, we are a global nutrition company with a purpose to make the world healthier and happier by providing nutrition solutions for consumers looking to achieve results in the areas of weight management and general wellness or to enhance their fitness and sports performance. We use a direct selling business model to distribute and market our nutrition products. We believe that direct selling is ideally suited to marketing our nutrition products because the distribution and sales of nutrition products are reinforced by the personal contact, support, coaching, education, and the understanding community of like-minded people that our entrepreneurial Members have to offer.

We sell products in the categories of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition in 94 countries as of December 31, 2018. In addition to the effectiveness of personalized selling through a direct selling business model, we believe the primary drivers for our success throughout our 39-year operating history have been enhanced consumer awareness and demand for our products due to trends such as the global obesity epidemic, increasing healthcare costs, healthy aging, and the rise of entrepreneurship.

OUR PRODUCTS

Our Members use high-quality and science-backed products to help other Members and their customers manage their weight, improve their overall health, enhance their fitness and sport goals, and experience life-changing results. As of December 31, 2018 we marketed and sold approximately 120 products. Our products are often sold as part of a program and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature, promotional and other. For 2018, 2017, and 2016, our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category:

	Percentage of Net Sales
	2018	2017	2016	Description	Representative Products
Weight Management	63.5%	64.2%	63.8%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	25.4%	24.5%	23.6%	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	6.3%	6.0%	6.1%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	1.9%	2.1%	2.4%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line
Literature, Promotional, and Other	2.9%	3.2%	4.1%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

PRODUCT DEVELOPMENT

To help our consumers achieve a healthy active lifestyle, we are committed to providing the highest-quality, science-based products in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports, and fitness; and outer nutrition. We believe our focus on nutrition and botanical science and the combination of our internal efforts with the scientific expertise of outside resources, including our ingredient suppliers, major universities, and our Nutrition Advisory Board, have resulted in product differentiation that has given our Members and consumers increased confidence in our products.

We continue to invest in science and technical functions, including research and development associated with creating new product formulations; clinical studies of existing products or products in development; technical operations to improve current product formulations; quality assurance and quality control to establish the appropriate quality systems, controls, and standards; and rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Additionally, our product strategy is twofold: (1) to increase the value of existing customers by investing in products to fill perceived gaps in our portfolios, add flavors, increase convenience by investing in snacks and bars, and expand into the afternoon and evening with products like savory shakes or soups; and (2) to attract new customers by entering into new categories, offer more choices and expand our current sports line. We have a keen focus on product innovation and aim to launch new products on a regular basis. Once a particular market opportunity has been identified, our scientists, along with our operations, marketing, and sales teams, work closely with Member leadership to introduce new products.

Our Nutrition Advisory Board and Dieticians Advisory Board are comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity, diet, and healthy lifestyle. We rely on the scientific contributions from members of our Nutrition Advisory Board and our in-house scientific team to continually upgrade or introduce new products as new scientific studies become available and are accepted by regulatory authorities around the world.

SOURCING, INGREDIENTS, AND MANUFACTURING

We seek to provide the highest quality products to our Members and their customers through our “seed to feed” strategy, which includes significant investments in quality ingredients from traceable sources, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products.

Ingredients

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. Our procurement process for many of our botanical products now stretches back to the farms and includes the complete self-processing of teas and herbal ingredients into finished raw materials at our own facilities. Our Changsha, China facility provides high quality tea and herbal raw materials to all our manufacturing plants as well as our third-party contract manufacturers around the world. We source the ingredients that we do not self-process from companies that we believe are well-established and reputable suppliers in their respective field. Our suppliers also utilize similar quality processes, equipment, expertise, and traceability as we do with our own modern quality processes. As part of ensuring high quality ingredients, we also test our incoming raw materials for compliance to potency, identity, and adherence to strict specifications.

Manufacturing

The next key component of our seed to feed strategy involves the high-quality manufacturing of these ingredients into finished products, which are produced at both third-party manufacturers and our own manufacturing facilities. We continue to execute on our long-term strategy of expanding and increasing our self-manufacturing. Our manufacturing facilities, known as Herbalife Innovation and Manufacturing Facilities, or HIMs, include HIM Lake Forest, HIM Winston-Salem, HIM Suzhou, and HIM Nanjing. HIM Winston-Salem, currently our largest manufacturing facility at approximately 800,000 square feet, and HIM Nanjing both have significant space for future expansion. HIM Nanjing has more than doubled our available finished product manufacturing capacity for the China market. Together, our HIM manufacturing facilities produce approximately 60% to 65% of our inner nutrition products sold worldwide.

We analyze our finished products for label claims and microbiological purity, thereby verifying product safety and shelf life. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which produce products for the U.S. and most of our international markets, we operate and test to the U.S. Food and Drug Administration’s, or FDA’s, strict acidified food and dietary supplement current Good Manufacturing Practices, or cGMPs, even though many of the products being manufactured are classified as food products that are generally subject to less stringent manufacturing standards.

We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. For these products not manufactured at HIM facilities, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant, quality-minded manufacturing partners; a significant supplier qualification and annual audit program; and significant product quality testing. During 2018, we purchased approximately 19% of our products from our top three third-party manufacturers. Further, even though contract manufacturer produced products are already tested at audited contract manufacturer labs or third-party labs, these products are also tested by us.

INTELLECTUAL PROPERTY AND BRANDING

Marketing foods and supplement products on the basis of sound science means using ingredients in the exact composition and quantity as demonstrated to be effective in the relevant scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods suppliers and consultants to execute supply and non-disclosure agreements that contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain product registrations in many countries. We also make efforts to protect some unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees.

We use the umbrella trademarks Herbalife®, Herbalife Nutrition®, and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. We believe our trademarks and trade names contribute to our brand awareness.

MARKETING

To increase our brand awareness, we and our Members have entered into numerous marketing alliances around the world. Herbalife Nutrition sponsorships of and partnerships with featured athletes, teams, and events promote brand awareness, the use of Herbalife products, and “Better Living Through Nutrition.” We continue to build brand awareness with a goal towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife Nutrition brand logo and marketing materials for use in their marketing efforts.

OUR NETWORK MARKETING PROGRAM

General

Our products are sold and distributed through a global direct selling business model which individuals may join to become a Member of our network marketing program. In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Any existing Members in these markets who do not convert to preferred member have been or will be categorized as distributors, but may convert to preferred member at a later date; all new Members in these markets will join as either a preferred member or a distributor. One of the key outcomes of this new member segmentation is to provide clear differentiation between those interested in retailing our products or building a sales organization, and those simply consuming our products as discount customers. This distinction allows us to both better communicate and market to each group, while also providing us with better information regarding our Members within the context of their stated intent and goals. As of December 31, 2018, we had approximately 4.5 million Members, including 0.9 million preferred members and 0.7 million distributors in these markets where we have established these two categories and 0.4 million sales representatives, sales officers, and independent service providers in China. Future increases in the number of preferred members, as conversions take place or as we introduce segmentation into other markets, does not in and of itself represent an increase in the total number of Members, nor is it necessarily indicative of our future expected financial performance.

As a global nutrition company, we believe that the one-on-one personalized service inherent in the direct-selling business model is ideally suited to marketing and selling our nutrition products. Sales of nutrition products are reinforced by the ongoing personal contact, coaching, behavior motivation, education, and the creation of supportive communities. These are the services that are offered by our Members to their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate healthy behavioral changes in consumers to begin and maintain an active lifestyle through wellness and weight management programs. In addition, our Members consume our products themselves, and, therefore, can provide first-hand testimonials of the use and effectiveness of our products and programs to their customers. The personalized experience of our Members has served as a very powerful sales tool for our products.

Our objective is sustainable growth in the sales of our products to our Members and their customers by increasing the productivity, retention and recruitment of our Member base through the structure of our Network Marketing Program.

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

Our Members

We believe our Members are the most important difference in how we go to market with our nutrition products, because of the one-on-one direct contact they have with their customers, along with the education, training and community support services that we believe help improve the nutrition habits of consumers. People become Herbalife Members for a number of reasons. Many first start out as consumers of our products who want to lose weight or improve their nutrition, and are customers of our Members. Some later join Herbalife and become Members themselves, which makes them eligible to purchase products directly from us, simply to receive a discounted price on products for them and their families. Some Members are interested in the entrepreneurial opportunity to earn compensation based on their own skills and hard work and join Herbalife to earn part-time or full-time income.

We work closely with our entrepreneurial Members to improve the sustainability of their businesses and reach consumers to meet our combined mission to make the world healthier and happier. As a leading direct seller, we require our Members to fairly and honestly market both our products and the Herbalife business opportunity. Our relationship with our Members is key to our continued success as they allow us direct access to the voice of consumers.

Our Members eagerly identify and test new marketing efforts and programs developed by other Members and disseminate successful techniques to their sales organizations. For example, Members in Mexico developed businesses that became known as “Nutrition Clubs,” marketing techniques that improved the productivity and efficiency of our Members as well as the affordability of our weight loss products for their customers. Rather than buying several retail products, these businesses allow consumers to purchase and consume our products each day (a Member marketing technique we refer to as “daily consumption”), while continuing to benefit from the support and interaction with the Member as well as socializing with other customers in a designated location. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member-conducted weight loss contests, or Weight Loss Challenges, Member-led fitness programs, or Fit Camps, and Member-led Wellness Evaluations. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges and Fit Camps as Distributor Methods of Operations, or DMOs.

We also believe that personal and professional development is key to our Members’ success and, therefore, we and our sales leader Members have meetings and events to support this important objective. We and our Member leadership conduct training sessions on local, regional, and global levels attended by thousands of Members to provide updates on product education, sales and marketing training, and instruction on available tools. These events are opportunities to showcase and disseminate our Members’ evolving best marketing practices and DMOs from around the world and to introduce new or upgraded products. A variety of training and development tools are also available through online and mobile platforms.

In 2010, we launched the Herbalife Nutrition Institute. The Institute is an informational resource available to Members dedicated to promoting excellence in the field of nutrition. The Institute’s website is an important communication vehicle to further our leadership in the field, and an educational resource for the general public, government agencies, the scientific community, and our Members, about good nutrition and basic health. Its mission is to encourage and support research and education on the relationship between good health, balanced nutrition and a healthy active lifestyle. In addition to providing research and education on the website and through sponsored conferences and symposia, the Institute has associations with major nutrition science organizations.

Member Compensation and Sales Leader Retention and Requalification

In addition to benefiting from discounted prices, Members interested in the entrepreneurial opportunity can earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at prices they establish for themselves to generate retail profit. Second, Members who sponsor other Members and establish, maintain, coach, and train their own sales organizations may earn commissions on the sales of their organization. Members earning such compensation have generally attained the level of sales leader as described below. There are also many Members, which include distributors, who have not sponsored another Member. Members who have not sponsored another Member are generally considered discount buyers or small retailers and a number of these Members have also attained the sales leader level.

We assign point values, known as Volume Points, to each of our products to determine a Member’s sales achievement level. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, for a further description of Volume Points. To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year. Qualification criteria can vary somewhat by market. As previously disclosed, in recent years we simplified our qualification criteria and created a longer-term, 12-month qualification method to encourage a more gradual qualification. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based DMOs, and the business opportunity prior to becoming a sales leader.

The method for calculating Marketing Plan payouts generally utilizes 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). Volume Points are the basis for sales leader qualification. Typically, a Member accumulates Volume Points for a given sale at the time the Member pays for the product. However, effective beginning in May 2017, a Member does not receive Volume Point credit for a transaction in the United States until it is documented in compliance with the Consent Order entered into with the Federal Trade Commission.

As of December 31, 2018, prior to our February re-qualification process, approximately 687,000 of our Members have attained the level of Sales Leader, of which approximately 561,000 have attained this level in the 93 countries where we use our worldwide Marketing Plan and 126,000 sales officers and independent service providers operating under our China Marketing Plan.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and sales leader retention rate by year and by region:

	Number of Sales Leaders			Sales Leader Retention Rate
	2018	2017	2016	2018	2017	2016
North America	49,379	61,362	79,305	65.9%	74.8%	58.3%
Mexico	71,719	74,968	67,294	66.3%	71.7%	57.1%
South & Central America	66,325	73,375	77,523	59.0%	55.2%	53.0%
EMEA	107,528	101,101	87,500	68.7%	62.2%	63.6%
Asia Pacific	114,818	124,555	107,871	59.0%	49.7%	43.8%
Total sales leaders	409,769	435,361	419,493	63.6%	60.9%	54.2%
China	76,600	47,244	41,890
Worldwide total sales leaders	486,369	482,605	461,383

The number of sales leaders as of December 31 will exceed the number immediately subsequent to the preceding re-qualification period because sales leaders qualify throughout the year but sales leaders who do not re-qualify are removed from the rank of sales leader the following February.

For the latest twelve month re-qualification period ending January 2019, approximately 67.9% of our sales leaders, excluding China, re-qualified, versus 63.6% for the comparable figure for the twelve month period ended January 2018. For each of these years, certain markets have utilized a lower re-qualification threshold, and these figures include the effect of the lower threshold. Also, with revised business requirements in place for U.S. and U.S. Territories, as described in Network Marketing Program below, we have utilized for each of these years a re-qualification equalization factor for U.S. Members to better align their re-qualification thresholds with Members in other countries. We believe this factor preserves retention rate comparability across markets and time periods. Excluding the impact of both the lower re-qualification thresholds and the equalization factor in the U.S. and U.S. Territories, the retention rates for 2019 and 2018 would have been 64.4% and 58.6%, respectively. Separately, for each of the years presented the retention results exclude certain other markets for which, due to local operating conditions, sales leaders were not required to requalify; such exclusions are not material to the Company’s retention results.

We believe the increase in the sales leader retention rate for the year ended January 2019, as well as the generally upward trend in recent years, are the result of efforts we have made to improve the sustainability of sales leaders’ businesses, such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader. As our business operations continue to evolve, including the segmentation of our Member base in certain markets and changes in sales leader re-qualification thresholds for other markets, management is evaluating the importance of sales leader retention rate information for the future.

Business in China

Our business model in China includes unique features as compared to our traditional business model in order to ensure compliance with Chinese regulations. As a result, our business model in China differs from that used in other countries. Members in China are categorized differently than those in other countries. In China, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail platforms when necessary.

In China, while multi-level marketing is not permitted, direct selling is permitted. Chinese citizens who apply and become Members are referred to as “Sales Representatives.” These Sales Representatives are permitted to sell away from fixed retail locations in the provinces where we have direct selling licenses. Sales Representatives receive scaled rebates based on the volume of products they purchase. Sales Representatives who reach certain volume thresholds and meet certain performance criteria are eligible to apply to provide marketing, sales and support services. Once their application is accepted, they are referred to as “Independent Service Providers.” Independent Service Providers are independent business entities that are eligible to receive compensation from Herbalife for the marketing, sales and support services they provide so long as they satisfy certain conditions, including procuring the requisite business licenses, having a physical business location, and complying with all applicable Chinese laws and Herbalife rules. Sales Representatives who are in the process of applying to become Service Providers hold the title of “Sales Officers.”

In China, our Independent Service Providers are compensated for marketing, sales support, and other services, instead of the Member allowances and royalty overrides utilized in our global Marketing Plan. The service hours and related fees eligible to be earned by the Independent Service Providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our Independent Service Providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which can generally be comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each Independent Service Provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services.

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer or preferred member who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days from the time of receipt to the Member from whom it was purchased for a full refund or credit toward the exchange of another Herbalife product. In markets outside of the United States, if they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but it generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period in exchange for a refund of the net price paid for the product and, in some markets, the original cost of shipment to the Member. Together, product returns and buybacks were approximately 0.1% of product sales for each of the years ended December 31, 2018, 2017, and 2016.

OUR INFRASTRUCTURE

General

Our direct selling business model enables us to grow our business with moderate investment in infrastructure and fixed costs. We incur no direct incremental cost to add a new Member in our existing markets, and our Member compensation varies directly with product sales. In addition, our Members also bear a portion of our consumer marketing expenses, and our sales leaders sponsor and coordinate Member recruiting and most meeting and training initiatives. Additionally, our infrastructure has the ability to increase production and distribution of our products as a result of having our own manufacturing facilities and numerous third-party manufacturing relationships, as well as our global footprint of in-house and third-party distribution centers.

Access Points

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, one focus of this strategy is to provide more product access points closer to our Members and their customers. We operate distribution points ranging from “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, we partner with retail locations to provide Member pickup points in areas which are not well serviced from Company-run distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. We expect to continue to expand the number of Sales Centers, smaller pick up locations (including third-party collection points), brand experience centers and automated sales centers based on the needs of our Members and the growth of the business primarily from deeper penetration into existing markets. For example, we now have distribution agreements with multiple retailers where in-store kiosks help distribute products to Members. In aggregate, our Company-run distribution points and partner retail locations represent over 1,600 locations around the world.

Member Technology

Many Members today also rely on the use of technology to support their businesses. With the increasing use of technology in our everyday lives and the increased Member activity towards our online and mobile tools, we have also enhanced our product access and distribution network to support higher volumes of online or mobile orders. Placing orders through these media also allows Members and their customers to select home or business delivery options. We continue to adapt our access points to accommodate the increase in online or mobile ordering activity. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business, and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as HN Connect, BizWorks, MyHerbalife, GoHerbalife, and Herbalife Mobile. Additionally, we support a growing suite of point-of-sale tools to assist our Members with the ordering, tracking and their customer relationship management. These tools allow our Members to manage their business and communicate with their customers more efficiently and effectively.

Business Infrastructure

We leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences. We also continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. We invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms to take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience. In addition, we leverage an Oracle business suite platform, which was upgraded in 2017, to support our business operations, improve productivity and support our strategic initiatives. Our investment in technology infrastructure helps support our capacity to grow.

COMPETITION

The categories of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products are highly competitive. We compete against products sold in a number of distribution channels, including direct selling, the internet, specialty retailers, and the discounted channels of food, drug and mass merchandise. We have differentiated ourselves from our peer group through our Members’ focus on the consultative sales process through product education and the frequent contact and support that many Members have with their customers through a community-based approach to help customers achieve nutrition goals. Some methods include Nutrition Clubs, Weight Loss Challenges, Wellness Evaluations and Fit Camps. We believe that providing nutrient-dense products, along with personal coaching, community, and education, is most effectively executed through the direct-selling business model.

We are also subject to competition for the recruitment of Members from other network marketing organizations, including those that market nutrition products, and other types of products which are sold through direct selling, along with other entrepreneurial opportunities, including those organizations in which former Members or employees of the Company are involved. Our ability to remain competitive depends on factors including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, and a financially viable company.

REGULATION

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Members, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Members (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

In the United States, the formulation, manufacturing, packaging, holding, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the Federal Food, Drug and Cosmetic Act, or FFDCA. Internationally, the majority of products marketed by us are classified as foods, health supplements, or food supplements.

FDA regulations govern the preparation, packaging, labeling, holding, and distribution of foods, OTC drugs, cosmetics, and dietary supplements. Among other obligations, they require us and our contract manufacturers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packaging, holding, and distribution of OTC drugs and dietary supplements. The FDA also requires identity testing of all incoming dietary ingredients used in dietary supplements, unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The cGMPs are designed to ensure that OTC drug and dietary supplement products are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Herbalife has regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes and believes we and our contract manufacturers are compliant with the FDA’s cGMP and other applicable manufacturing regulations in the United States.

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of FFDCA concerning the composition and labeling of dietary supplements. Under DSHEA, dietary supplement labeling may display structure/function claims that the manufacturer can substantiate, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear any claim that they can prevent, treat, cure, mitigate or diagnose disease (a drug claim). Apart from DSHEA, the agency permits companies to use FDA-approved full and qualified health claims for food and supplement products containing specific ingredients that meet stated requirements.

U.S. law also requires that all serious adverse events occurring within the United States involving dietary supplements or OTC drugs be reported to the FDA. We believe that we are in compliance with this law having implemented a worldwide procedure governing adverse event identification, investigation and reporting. As a result of reported adverse events, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the federal Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients in conventional foods must either be generally recognized as safe by experts for the purposes to which they are put in foods, or be approved as food additives under FDA regulations.

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

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Prior to entering a new market in which a formal approval, license or certificate is required, we work with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims documents. ESFA’s opinions, which have been accepted by the European Commission, have limited the use of certain nutrition-specific claims made for foods and food supplements. Accordingly, Herbalife revised affected product labels to ensure regulatory compliance.

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

On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of us. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we implemented and continue to enhance certain existing procedures in the U.S. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase product for their own household use, or “distributors” – who are Members who wish to resell some products or build a sales organization. We also agreed to compensate distributors on U.S. eligible sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits us from making expressly or by implication, any representation regarding the amount or level of income, including full-time or part-time income that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possess competent and reliable evidence sufficient to substantiate that the representation is true.

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

We intend to continue to monitor the impact of the Consent Order regularly and our Board of Directors established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and material adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., have been in the past, and may in the future, be negatively impacted as we and they adjust to the changes.

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

Additionally, the FTC has promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. Herbalife has adapted its practices and rules regarding the practices of its Members to comply with the revised Guides and to comply with the Consent Order.

The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We have implemented new and enhanced procedures required by the terms of the Consent Order and will continue to do so. However, the terms of the Consent Order and the ongoing costs of compliance may adversely affect our business operations, our results of operations and our financial condition. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

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

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect to our financial condition and operating results and may also result in negative publicity, requirements to modify our network marketing plan, or a negative impact on Member morale. In addition, adverse rulings by courts in any proceedings challenging the legality of network marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

Although questions regarding the legality of our network marketing program have come up in the past and may come up from time to time in the future, we believe, based in part upon guidance to the general public from the FTC, that our network marketing program is compliant with applicable law.

Transfer Pricing and Similar Regulations

In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. and local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could assert that additional taxes are owed based on findings of their audit of our transfer pricing and related practices. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to appeal or litigate to reverse the assessments. We have taken advice from our tax advisors and believe that there are substantial defenses to the allegations that additional taxes are owed, and we are vigorously defending against the imposition of additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

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

Compliance Procedures

As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through Members’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against Members and to remedy any violations of Herbalife’s rules by Members through appropriate sanctions, including warnings, fines, suspensions and, when necessary, terminations. We prohibit Members from making therapeutic claims for our products, including in our manuals, seminars, and other training programs and materials.

Our general policy is to reject Member applications from individuals who do not reside in one of our approved markets.

In order to comply with regulations that apply to both us and our Members, we conduct considerable research into the applicable regulatory framework prior to entering any new market and after commencing operations in a market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations and maintain such licenses. We also research laws applicable to Member operations and revise or alter our Member manuals and other training materials and programs to provide Members with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our Members effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our Members are initially in compliance with all applicable regulations, new regulations are being added regularly and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products, or our network marketing program, so that extensive adverse publicity about us, our products, or our network marketing program may result in increased regulatory scrutiny.

Employees

As of December 31, 2018, we had approximately 8,900 employees, of which approximately 2,600 were located in the United States. These numbers do not include our Members, who are independent contractors. In certain countries, which include China and Mexico, we have employees who are subject to labor union agreements and there have been no significant business interruptions as a result of any labor disputes.

Available Information

Our Internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. The SEC maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Principles of Corporate Governance, our Corporate Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Item 1, Business, for additional information regarding sales leader retention rates.

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

From time to time, we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical documents addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. Further, we periodically respond to requests from regulators for additional information regarding product-specific adverse events. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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

Our business is subject to changing consumer trends and preferences, especially with respect to weight management, targeted nutrition, energy, sports, and fitness, and other nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and Member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we are subject to increasing competition from sellers that utilize e-commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight management products that prove to be more effective than our products, demand for our products could be reduced. Accordingly, competition may intensify and we may not be able to compete effectively in our markets.

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

The Consent Order we entered into with the FTC in July 2016 prohibits us from making, or allowing our Members to make, any representation regarding the amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possess competent and reliable evidence sufficient to substantiate that the representation is true. The Consent Order also prohibits us and other persons who act in active concert with us from representing that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits specified misrepresentations in connection with marketing the program, including misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned. The Consent Order also requires us to clearly and conspicuously disclose all information material to participation in the marketing program, including our refund and buyback policy before the participant pays any money to us.

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

We are subject to rules of the Food and Drug Administration, or FDA, for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products we manufacture, it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers that manufacture products for Herbalife fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

The SEC has requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. While the Company believes this SEC investigation is nearing conclusion, and although a likely outcome could include a resolution or enforcement action, the Company cannot predict the eventual scope, duration, or outcome of this investigation at this time. The possible range of outcomes includes discussions leading to a settlement which could include a monetary payment and other relief, the filing by the SEC of a civil complaint or administrative action, or the closure of this matter without action.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets or require us to alter compensation practices under our network marketing program, and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations, which may lead to our inability to obtain or maintain a license, permit, or similar certification. We may also be required to alter compensation practices under our network marketing program in order to comply with applicable federal, state, or foreign law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar actions.

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

The ambiguity surrounding these laws can also affect the public perception of the Company. For example, in the past, allegations regarding the legality of our network marketing program have been raised, which led to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted laws or regulations, the Consent Order or the California injunction or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price.

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

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and while we believe we are compliant with the Consent Order, there is no guarantee that we are compliant or in the future will continue to be compliant with the Consent Order. We do not believe the Consent Order changes our business model as a direct selling company. However, compliance with the Consent Order required us to implement enhanced procedures regarding, among other things, tracking retail sales and internal consumption by distributors. We have instituted controls and procedures and developed technology solutions that we believe address these Consent Order requirements, including tools and software used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will continue to operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Compliance with the Consent Order will require the cooperation of Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we could were they our own employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we believe we are compliant with the Consent Order and our board of directors has established the Implementation Oversight Committee, a committee which meets regularly with management to oversee our compliance with the terms of the Consent Order, there can be no assurances that the FTC or ICA would agree now or will agree in the future. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

The Consent Order has impacted, and may continue to impact, our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the business procedures implemented as a result thereof, will not impact sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the procedures described above, and any other actions taken in respect of continuing compliance efforts with the Consent Order, may continue to be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members also disagreed with our decision to enter into the Consent Order, whether because they disagreed with certain terms thereof, they believed it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will continue to achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order has set new standards within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers and ultimately net sales.

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

Approximately 80% of our net sales for the year ended December 31, 2018 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as due to economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies. For example, tariffs enacted by the Mexican government during 2018 on products imported from the United States are applicable to a significant portion of our product line and may have an adverse impact on future sales if they remain in place, particularly if the Company deems it necessary to increase product prices. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

In China, we have sales representatives who are permitted by the terms of our direct selling licenses to sell certain product categories away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui, Yunnan, Gansu, Ningxia, and Inner Mongolia. In Xinjiang province, where the Company does not have a direct selling license, it has a Company-operated retail store that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.

We also engage Independent Service Providers who meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to provide marketing, sales support and other services to Herbalife customers. In China, our Independent Service Providers are compensated for marketing, sales support, and other services instead of the Member allowances and royalty overrides utilized in our global Marketing Plan. The service hours and related fees eligible to be earned by the Independent Service Providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our Independent Service Providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which can generally be comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each Independent Service Provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services.

These business model features in China are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct direct selling in China, our business model in China will continue to incorporate some or all of these features. The direct selling regulations require us to apply for various approvals to conduct direct selling in China. The process for obtaining the necessary licenses to conduct direct selling is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the United States, as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct selling licenses or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government, including at the local and national level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations. Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities that at the time they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. For example, China’s State Administration for Market Regulation, along with twelve other Chinese government ministries and agencies, is carrying out a 100-day campaign which began on January 8, 2019 to investigate the unlawful promotion and sales of health products. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, create industry reputational risk, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified by regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China.

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

China has also enacted labor contract and social insurance legislation. We have reviewed our employment contracts and contractual relations with employees in China and have made such other changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, cause us to change our operating plan for China or otherwise have an adverse impact on our business operations in China.

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

The success of our business is to a large extent contingent on our ability to further penetrate existing markets which is subject to numerous factors, many of which are out of our control. Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long-term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets, such as the United States. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our operating results could suffer.

Our business could be materially and adversely affected as a result of natural disasters, other catastrophic events, acts of war or terrorism, or cybersecurity incidents and other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism and other similar disruptions, including those due to cybersecurity incidents, ransomware, or other actions by third parties, could adversely affect our ability to conduct business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. For example, our operations in Mexico were impacted by flooding in September 2017, when the severe weather conditions damaged or otherwise destroyed inventory stored at one of our facilities. Furthermore, our headquarters and one of our distribution facilities are located in Southern California, an area susceptible to earthquakes. Although the events in Mexico did not have a material negative impact to our Mexico operations, we cannot make any assurances that any future natural disasters, catastrophic events, acts of war or terrorism and other similar disruptions, including those due to cybersecurity incidents, ransomware, or other actions by third parties, will not adversely affect our ability to operate our business and our financial condition and results of operations.

Our contractual obligation to sell our products only through our Herbalife Member network and to refrain from changing certain aspects of our Marketing Plan may limit our growth.

We are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the Internet, through wholesale sales, by establishing retail stores or through mail order systems. To the extent legally permitted, an agreement we entered into with our Members provides assurances that we will not sell Herbalife products worldwide through any distribution channel other than our network of independent Herbalife Members. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

In addition, this agreement with our Members provides that we will not make any material changes adverse to our Members to certain aspects of our Marketing Plan that may negatively impact our Members without their approval as described in further detail below. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages, and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

Although we reserved the right to make these changes to our Marketing Plan without the consent of our Members in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we may initiate other changes that are adverse to our Members based on an assessment of what will be best for the Company and its Members. Under the agreement with our Members, these other adverse changes would then be submitted to our Member leadership for a vote. The vote would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. While we believe this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business, there can be no assurance that our agreement with our Members will not restrict our ability to adapt our Marketing Plan to the evolving requirements of the markets in which we operate. As a result, our growth may be limited.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in a material adverse effect on our business, financial condition, and results of operations.

Our ability to provide products and services to our Members depends on the performance and availability of our core transactional systems. We operate our global back office transactional systems on an Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Member facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs. This infrastructure, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. Our role as a payment processor may also put us at a greater risk of being targeted by hackers. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing, and social engineering schemes could compromise the confidentiality, availability, and integrity of data in our systems as well as those of the third parties with which we interact. We have been the target of, and may be the target of in the future, malicious cyberattack attempts, although to date none of these attacks have had a meaningful adverse impact on our business.

The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business. Any such errors, inadequacies, or other system disruptions that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our Members if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Any such errors could create compliance risks under the Consent Order or any applicable laws or regulations. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

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

Anyone who is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and result in a violation of applicable privacy and other laws, legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have an adverse effect on our results of operations and our reputation as a brand, business partner or employer. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Member and vendor information, including credit card information, these risks are heightened.

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

For the portion of our product supply that we manufacture, we believe we have significantly lowered the product supply risk, as the risk factors of financial health, liquidity, capacity expansion, reliability and product quality are almost entirely all within our control. However, increases to the volume of products that we manufacture in our Winston-Salem, Lake Forest, Nanjing, Suzhou, and Changsha facilities raise the concentration risk that a significant interruption of production at any of our facilities due to, for example, natural disasters including earthquakes, hurricanes and floods, technical issues or work stoppages could impede our ability to conduct business. While our business continuity programs contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to the surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing to a third-party contract manufacturer could be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally, we have over 50 product suppliers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Additionally, we use contract manufacturers in the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands to support our global business. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

Unlike in most of the other markets in which we operate, there is limited protection of intellectual property available under Chinese law. Accordingly, we face an increased risk in China that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, product formulations or other intellectual property. Further, because Chinese commercial law is relatively undeveloped, we may have limited legal recourse in the event we encounter significant difficulties with intellectual property theft or infringement. As a result, we cannot assure you that we will be able to adequately protect our product formulations or other intellectual property.

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

For 2018, 2017, and 2016, our Formula 1 Healthy Meal, which is our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of our Chairman of the Board and Chief Executive Officer, Michael O. Johnson, and our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Effective January 8, 2019, our previous Chief Executive Officer resigned and Michael O. Johnson became Chief Executive Officer in addition to his role as Chairman of the Board. While Mr. Johnson previously served as our Chief Executive Officer for almost 15 years and Chairman of our Board of Directors for more than 10 years, any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the DOJ have been conducting an investigation into the Company’s compliance with the FCPA in China, which is mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. This investigation is proceeding, with the government continuing to request documents and other information relating to these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate and engage in discussions with the SEC and DOJ. Although a likely outcome could include a resolution or government action, the Company cannot predict the eventual scope, duration, or outcome of the government investigation at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations.

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

Our credit facility and the indenture governing the senior notes due August 15, 2026, or the 2026 Notes, have operating covenants that restrict our and our subsidiaries’ ability to, among other things:

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

If any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2019 Convertible Notes as of February 7, 2014, the date of issuance thereof, was 11.5908 common shares per $1,000 principal amount, or a conversion price of approximately $86.28 per common share, and the conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount, or a conversion price of approximately $124.96 per common share. The conversion rate for the 2019 Convertible Notes was adjusted to 23.1816 common shares per $1,000 principal amount, or a conversion price of approximately $43.14 per common share, and the conversion rate for the 2024 Convertible Notes was adjusted to 16.0056 common shares per $1,000 principal amount, or a conversion price of approximately $62.48 per common share, due to our two-for-one stock split effected in May 2018 and described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. As of December 31, 2018, the conversion rate for the 2019 Convertible Notes was further adjusted to 23.2245 common shares per $1,000 principal amount, or a conversion price of approximately $43.06 per common share, and the conversion rate for the 2024 Convertible Notes was further adjusted to 16.0352 common shares per $1,000 principal amount, or a conversion price of approximately $62.36 per common share, due to the Company’s modified Dutch auction tender offer completed in May 2018. Because the conversion rates of the 2019 Convertible Notes and 2024 Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information on contingencies relating to VAT and other related matters.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a more specific discussion of contingencies related to the activities of our Members.

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

In addition, if an offer by a third party to purchase shares in us has been approved by the holders of at least 90% of our issued and outstanding shares (not including such a third party) pursuant to an offer within a four-month period of making such an offer, the purchaser may, during the two months following expiration of the four-month period, require the holders of the remaining shares to transfer their shares on the same terms on which the purchaser acquired the first 90% of our issued and outstanding shares. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

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

Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if our stock declines, can negatively affect our stock price. For example, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program, our product safety, our accounting practices, and other matters, and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. Additionally, from time to time the Company is subject to governmental and regulatory inquiries and inquiries from legislators that may adversely affect our stock price. Significant volatility of our stock price may cause the value of a shareholder’s investment to decline rapidly.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2018, we leased the majority of our physical properties. We currently lease approximately 128,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033 and other general office space with the lease term expiring in 2019. We also lease approximately 111,000 square feet, with the lease term expiring in 2033, and own approximately 189,000 square feet of general office space in Torrance, California, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2021 and 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in 2020. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expiring in 2022. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 60,000 square feet, respectively, under leases expiring in 2022 and 2019, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 219,000 square feet of office space, the majority of which houses a Global Business Service Center that supports worldwide operations, under leases expiring in 2023. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; Bangalore, India; and Kuala Lumpur, Malaysia. In addition to the properties noted above, we also lease other warehouse, manufacturing, and office buildings in a majority of our other geographic areas of operation.

We own a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1, Business for further discussion of the manufacturing facility purchased in Winston-Salem, North Carolina.

We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.	Legal Proceedings

The information set forth under Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information with Respect to our Common Shares

Our common shares are listed on the New York Stock Exchange, or NYSE, and trade under the symbol “HLF.” The market price of our common shares is subject to fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the foreign markets in which we operate as well as other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common shares, regardless of our actual or projected performance.

The closing price of our common shares on February 12, 2019, was $58.25. The approximate number of holders of record of our common shares as of February 12, 2019 was 528. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2018. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2013 and that all dividends were reinvested. The Company updated its peer group during the year ended December 31, 2018 to be more representative of its product offerings and business model.

	December 31,
	2013	2014	2015	2016	2017	2018
Herbalife Nutrition Ltd.	$100.00	$48.12	$68.44	$61.44	$86.44	$150.48
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Old Peer Group(1)	$100.00	$56.05	$44.46	$46.14	$59.59	$52.92
New Peer Group(2)	$100.00	$82.19	$81.26	$96.21	$98.18	$71.04

(1)

The Old Peer Group consisted of Avon Products, Inc., Mannatech, Inc., Nature’s Sunshine Products, Inc., Nu Skin Enterprises Inc., Tupperware Corporation, USANA Health Sciences Inc., and WW International, Inc. (formerly Weight Watchers International, Inc.).

(2)

The New Peer Group consists of Avon Products, Inc., Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises Inc., Post Holdings, Inc., Tupperware Corporation, and USANA Health Sciences Inc.

Information with Respect to Dividends

On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by our senior secured credit facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Information with Respect to Purchases of Equity Securities by the Issuer

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2018, the remaining authorized capacity under our share repurchase program was approximately $1.5 billion.

We did not repurchase any of our common shares during the three months ended December 31, 2018. For further information on our share repurchases during the year ended December 31, 2018, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions, except per share amounts)
Income statement data:
Net sales	$4,891.8	$4,427.7	$4,488.4	$4,469.0	$4,958.6
Cost of sales	919.3	848.6	854.6	856.0	982.9
Gross profit	3,972.5	3,579.1	3,633.8	3,613.0	3,975.7
Royalty overrides	1,364.0	1,254.2	1,272.6	1,251.4	1,471.1
Selling, general, and administrative expenses	1,955.2	1,758.6	1,966.9	1,784.5	1,991.1
Other operating (income) expense	(29.8)	(50.8)	(63.8)	(6.5)	—
Operating income	683.1	617.1	458.1	583.6	513.5
Interest expense, net	161.6	146.3	93.4	94.9	79.2
Other expense (income), net	57.3	(0.4)	—	2.3	13.0
Income before income taxes	464.2	471.2	364.7	486.4	421.3
Income taxes(1)	167.6	257.3	104.7	147.3	112.6
Net income	$296.6	$213.9	$260.0	$339.1	$308.7
Earnings per share:
Basic	$2.12	$1.35	$1.57	$2.05	$1.79
Diluted	$1.98	$1.29	$1.51	$1.99	$1.70
Weighted-average shares outstanding:
Basic	140.2	158.5	166.1	165.1	172.6
Diluted	149.5	165.7	172.2	170.6	181.7
Other financial data:
Retail value(2)	$7,706.3	$7,058.5	$7,119.8	$6,994.4	$7,843.0
Net cash provided (used) by:
Operating activities	648.4	590.8	367.3	628.7	511.4
Investing activities	(83.9)	(95.2)	(142.4)	(73.4)	(201.3)
Financing activities	(593.1)	(85.2)	(252.3)	(250.0)	(389.5)
Depreciation and amortization	100.4	99.8	98.3	98.0	93.2
Capital expenditures(3)	88.2	95.1	144.3	79.1	156.7
Balance sheet data:
Cash and cash equivalents	$1,198.9	$1,278.8	$844.0	$889.8	$645.4
Receivables, net of allowance for doubtful accounts	70.5	93.3	70.3	69.9	83.6
Inventories	381.8	341.2	371.3	332.0	377.7
Working capital	216.2	953.5	671.0	541.9	518.6
Total assets	2,789.8	2,895.1	2,565.4	2,477.9	2,355.0
Total debt	2,453.8	2,268.1	1,447.9	1,622.0	1,791.8
Total shareholders' (deficit) equity(4)	(723.4)	(334.7)	196.3	(53.5)	(334.4)
Dividends declared per share	$—	$—	$—	$—	$0.15

(1)

Income taxes for the years ended December 31, 2018 and 2017 include the impact of the U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Retail value data as a non-GAAP measure is discussed in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis.

The following represents the reconciliation of retail value to net sales for each of the periods set forth above:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in millions)
Retail value	$7,706.3	$7,058.5	$7,119.8	$6,994.4	$7,843.0
Distributor allowance	(3,062.5)	(2,858.2)	(2,875.6)	(2,807.9)	(3,275.8)
Product sales	4,643.8	4,200.3	4,244.2	4,186.5	4,567.2
Shipping & handling	248.0	227.4	244.2	282.5	391.4
Net sales	$4,891.8	$4,427.7	$4,488.4	$4,469.0	$4,958.6

(3)

Includes accrued capital expenditures. See the Consolidated Statements of Cash Flows included in Part IV, Item 15 of this Annual Report on Form 10-K for capital expenditures paid in cash during the years ended December 31, 2018, 2017, and 2016.

(4)

During the year ended December 31, 2018, we did not pay any dividends and we repurchased 11.4 million of our common shares under our share repurchase program at an aggregate cost of approximately $600.3 million through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in May 2018. During the year ended December 31, 2017, we did not pay any dividends and we repurchased 23.5 million of our common shares under our share repurchase program at an aggregate cost of approximately $795.3 million, inclusive of transaction costs and the issuance of the non-transferable contractual contingent value right, or CVR, through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in October 2017. We did not pay any dividends or repurchase any of our common shares through open market purchases during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, we paid an aggregate $30.4 million in dividends and repurchased $1,267.1 million of our common shares under our share repurchase program through open-market purchases and the Forward Transactions. Our share repurchase programs, the Forward Transactions, the modified Dutch auction tender offers, and the CVR are discussed in greater detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports, and fitness, and outer nutrition products to and through independent members, or Members. In China, we sell our products to and through Independent Service Providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail platforms when necessary. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

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

Our products are grouped in four principal categories: weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our Members’ cross-selling opportunities.

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in six geographic regions:

•	North America;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East, and Africa;
•	Asia Pacific (excluding China); and
•	China.

On July 15, 2016, we reached a settlement with the FTC and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our board of directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part I, Item 1, Business, of this Annual Report on Form 10-K for further discussion about the Consent Order and Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and when control passes to the Member, as discussed in greater detail in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Currently, the specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during 2018 for the Mexico region and certain markets in the North America and South & Central America regions. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Year Ended December 31,
	2018	2017	% Change	2017	2016	% Change
	(Volume Points in millions)
North America(1)	1,229.4	1,099.0	11.9%	1,099.0	1,248.6	(12.0)%
Mexico(2)	920.5	875.4	5.2%	875.4	919.8	(4.8)%
South & Central America(3)	561.6	593.9	(5.4)%	593.9	663.0	(10.4)%
EMEA	1,219.9	1,088.5	12.1%	1,088.5	1,049.6	3.7%
Asia Pacific	1,291.4	1,089.2	18.6%	1,089.2	1,076.4	1.2%
China	669.2	633.4	5.7%	633.4	624.7	1.4%
Worldwide(4)	5,892.0	5,379.4	9.5%	5,379.4	5,582.1	(3.6)%

(1)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the year ended December 31, 2018 would have been an increase of 11.2%.
(2)	Excluding Volume Point adjustments made during 2018 for certain products, the percent change for the year ended December 31, 2018 would have been an increase of 3.4%.
(3)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the year ended December 31, 2018 would have been a decrease of 6.7%.
(4)

Excluding the Volume Point adjustments made during 2018 for certain products in Mexico and certain markets in the North America and South & Central America regions noted above, the percent change for the year ended December 31, 2018 would have been an increase of 9.0%.

Volume Points increased 9.5% for 2018 after having decreased 3.6% for 2017. Excluding the impact of the adjustments made during 2018, Volume Points increased 9.0% for the year. We believe North America’s Volume Point increase, after a decrease for 2017, reflects the successful adaptation to date of our Members to the Consent Order implementation actions, including new tools and methods for documenting sales, as well as favorable comparison to a year during which our business in the market was somewhat disrupted by those implementation efforts. We believe Mexico’s increase for the year, after a decrease for the prior year, reflects the contribution of programs designed to increase the activity and productivity of sales leaders and promotions to encourage sponsorship and Member activity. The South & Central America region saw a continuing, but lesser decline in Volume Points for 2018 as we believe certain markets in the region progressed in transitioning to sustainable, customer-oriented business practices and refined promotional approaches. The EMEA region saw increased Volume Point growth, a result, we believe, of customer-oriented efforts including Member training, brand awareness, and product line expansion. The Volume Point growth for the Asia Pacific region, though still somewhat mixed by country, has improved in many markets by focusing on a customer-based business and daily consumption DMOs, including Nutrition Clubs, and expansion of our product lines. The Volume Point increase in China for the year was contributed to, we believe, by efforts including active promotional and marketing campaigns and new product introductions. Results are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 39.7%, 40.5%, and 40.4% of retail value for the years ended December 31, 2018, 2017, and 2016, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net sales” equal product sales plus shipping and handling, and generally represents what we collect. For U.S. GAAP purposes, shipping and handling services relating to product sales are recognized as fulfillment activities on our performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues under ASC 606.

We do not have visibility into all the sales from our Members to their customers, but such a figure would differ from our reported “retail value” by factors including: (a) the amount of product purchased by our Members for their own personal consumption and (b) prices charged by our Members to their customers other than our suggested retail prices. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis. Therefore, this non-GAAP measure may be useful to investors because it provides investors with the same information used by management. As this measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, retail value should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail value to net sales is presented below under Results of Operations.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency.” Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

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

Our “other expense (income), net” consists of non-operating income and expenses such as gains or losses on extinguishment of debt and gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information on the CVR.

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	18.8	19.2	19.0
Gross profit	81.2	80.8	81.0
Royalty overrides(1)	27.9	28.3	28.4
Selling, general, and administrative expenses(1)	39.9	39.7	43.8
Other operating income	(0.6)	(1.1)	(1.4)
Operating income	14.0	13.9	10.2
Interest expense	3.7	3.6	2.2
Interest income	0.4	0.3	0.1
Other expense (income), net	1.2	—	—
Income before income taxes	9.5	10.6	8.1
Income taxes	3.4	5.8	2.3
Net income	6.1%	4.8%	5.8%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with in many markets is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status. Additionally, in certain markets we have begun to utilize the segmentation of our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we have begun using Member data to similarly categorize Members for communication and promotion efforts.

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2018 as compared to the same period in 2017 and during the year ended December 31, 2017 as compared to the same period in 2016, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Financial Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net sales for the year ended December 31, 2018 increased 10.5% to $4,891.8 million as compared to $4,427.7 million in 2017. In local currency, net sales for the year ended December 31, 2018 increased 103.4% (11.3% excluding Venezuela) as compared to the same period in 2017. The increase in net sales for the year ended December 31, 2018 was primarily driven by an increase in sales volume, as indicated by a 9.5% increase in Volume Points; and a 94.8% favorable impact of price increases (2.6% favorable impact excluding Venezuela); partially offset by a 92.9% unfavorable impact of fluctuations in foreign currency rates (0.9% unfavorable impact excluding Venezuela).

Net income for the year ended December 31, 2018 increased 38.7% to $296.6 million, or $1.98 per diluted share, compared to $213.9 million, or $1.29 per diluted share, for the same period in 2017. The increase for the year ended December 31, 2018 was primarily due to $283.6 million higher contribution margin from higher net sales and $89.7 million lower income taxes; partially offset by $196.6 million higher selling, general, and administrative expenses; a $9.2 million unfavorable impact due to fair value changes relating to the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $13.1 million loss on extinguishment of $475.0 million of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); and a $35.4 million loss on extinguishment of our 2017 Credit Facility (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Net income for the year ended December 31, 2018 included a $29.8 million pre-tax favorable impact ($21.2 million post-tax) of government grant income in China; a $53.5 million unfavorable impact of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $10.4 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to regulatory inquiries; a $4.7 million pre-tax unfavorable impact ($3.6 million post-tax) of foreign exchange losses related to the currency devaluation in Venezuela during the first quarter of 2018; a $13.1 million unfavorable impact of loss on extinguishment of $475.0 million of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $35.4 million pre-tax unfavorable impact ($28.0 million post-tax) of loss on extinguishment of our 2017 Credit Facility (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); an $8.8 million unfavorable impact of loss on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); and a $29.5 million unfavorable impact of the valuation allowance on deferred tax assets related to the limited utilization of foreign tax credit carryforwards as a result of U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Net income for the year ended December 31, 2017 included a $50.8 million pre-tax favorable impact ($36.2 million post-tax) of government grant income in China; a $47.7 million unfavorable impact of non-cash interest expense related to the 2019 Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $13.7 million pre-tax unfavorable impact ($9.0 million post-tax) from expenses related to regulatory inquiries; a $5.0 million pre-tax unfavorable impact ($3.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General, and Administrative Expenses below for further discussion); a $17.7 million pre-tax unfavorable impact ($11.7 million post-tax) related to the implementation of the Consent Order, comprised of $14.7 million of legal, advisory, and other expenses and $3.0 million of product discounts related to preferred member conversions; a $153.3 million unfavorable impact of the provisional net expense related to the U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); and a $0.4 million favorable impact of the gain on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $3,884.2 million for the year ended December 31, 2018, representing an increase of $342.4 million, or 9.7% ($338.5 million, or 9.6% excluding Venezuela), as compared to the same period in 2017. In local currency, net sales increased 126.4% (11.3% excluding Venezuela) for the year ended December 31, 2018 as compared to the same period in 2017. The 9.7% increase in net sales for the year ended December 31, 2018 was primarily due to an increase in sales volume, as indicated by a 10.0% increase in Volume Points; and a 118.2% favorable impact of price increases (3.0% favorable impact excluding Venezuela); partially offset by a 116.7% unfavorable impact of fluctuations in foreign currency rates (1.7% unfavorable impact excluding Venezuela) and a 1.4% unfavorable impact of country sales mix.

For a discussion of China’s net sales for the year ended December 31, 2018 as compared to the same period in 2017, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides. The Primary Reporting Segment reported contribution margin of $1,693.5 million for the year ended December 31, 2018, representing an increase of $159.3 million, or 10.4%, as compared to the same period in 2017. The 10.4% increase in contribution margin for the year ended December 31, 2018 was primarily the result of a 176.6% favorable impact of price increases (4.7% favorable impact excluding Venezuela) and an 11.5% favorable impact of volume increases; partially offset by a 173.7% unfavorable impact of fluctuations in foreign currency exchange rates (0.9% unfavorable impact excluding Venezuela), a 3.7% unfavorable impact of country sales mix, and a 1.0% unfavorable impact of cost changes related to self-manufacturing and strategic sourcing.

China reported contribution margin of $915.0 million for the year ended December 31, 2018, representing an increase of $124.3 million, or 15.7%, as compared to the same period in 2017. The 15.7% increase in contribution margin was primarily the result of a 5.7% favorable impact of volume increases, a 3.3% favorable impact of fluctuations in foreign currency exchange rates, a 3.9% favorable impact of sales mix, and a 1.2% favorable impact of price increases.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Year Ended December 31,
	2018					2017
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$1,575.2	$(719.4)	$855.8	$92.5	$948.3	$1,400.8	$(642.3)	$758.5	$81.7	$840.2	12.9%
Mexico	808.8	(369.3)	439.5	28.4	467.9	762.8	(346.9)	415.9	26.8	442.7	5.7%
South & Central America	743.9	(333.4)	410.5	27.1	437.6	827.1	(385.0)	442.1	32.2	474.3	(7.7)%
EMEA	1,663.9	(744.8)	919.1	57.9	977.0	1,498.0	(681.8)	816.2	52.5	868.7	12.5%
Asia Pacific	1,800.8	(784.1)	1,016.7	36.7	1,053.4	1,565.3	(679.0)	886.3	29.6	915.9	15.0%
China	1,113.7	(111.5)	1,002.2	5.4	1,007.6	1,004.5	(123.2)	881.3	4.6	885.9	13.7%
Worldwide	$7,706.3	$(3,062.5)	$4,643.8	$248.0	$4,891.8	$7,058.5	$(2,858.2)	$4,200.3	$227.4	$4,427.7	10.5%

(1)

Retail value is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

North America

The North America region reported net sales of $948.3 million for the year ended December 31, 2018. Net sales increased $108.1 million, or 12.9%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 12.8% for the year ended December 31, 2018 as compared to the same period in 2017. The 12.9% increase in net sales for the year ended December 31, 2018 was primarily due to an increase in sales volume, as indicated by an 11.9% increase in Volume Points (11.2% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 3.1% favorable impact of price increases.

Net sales in the U.S. were $925.9 million for the year ended December 31, 2018. Net sales increased $107.6 million, or 13.1%, for the year ended December 31, 2018 as compared to the same period in 2017.

As part of the Consent Order, effective May 2017 we have implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s sales volume increase for the year, after a decrease for 2017, reflects the successful adaptation to date of our Members to the Consent Order implementation actions, including new tools and methods for documenting sales, as well as favorable comparison to prior year periods during which our business in the market was somewhat disrupted by those implementation efforts. The region is leveraging the segmentation of the Member base into distributors and preferred members to target and refine our communications and promotions, and the requirements for distributors to document customer sales has been utilized to pilot lower sales volume thresholds for sales leader qualification. North America has also implemented programs to encourage sponsorship and increase distributor, preferred member, and customer activity and has continued to extend the product line.

Mexico

The Mexico region reported net sales of $467.9 million for the year ended December 31, 2018. Net sales increased $25.2 million, or 5.7%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 7.8% for the year ended December 31, 2018 as compared to the same period in 2017. The 5.7% increase in net sales for the year ended December 31, 2018 was primarily due to a 5.3% favorable impact of price increases and an increase in sales volume, as indicated by a 5.2% increase in Volume Points (3.4% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), partially offset by a 2.1% unfavorable impact of fluctuations in foreign currency exchange rates.

We believe the Volume Point increase for the year ended December 31, 2018, after a decrease for the prior year, and despite continuing difficult economic conditions in the market, reflects the contribution of programs designed to increase the activity and productivity of sales leaders and promotions to encourage sponsorship and new Member activity. These efforts are supported by communications targeted by Member level within our Marketing Plan and distribution channel utilized. We continue to expand product access in the market. Tariffs enacted by the Mexican government during 2018 on products imported from the United States are applicable to a significant portion of our product line, and may have an adverse impact on future sales if they remain in place, particularly if the Company deems it necessary to increase product prices.

South and Central America

The South and Central America region reported net sales of $437.6 million for the year ended December 31, 2018. Net sales decreased $36.7 million, or 7.7% ($40.6 million, or 8.7% excluding Venezuela), for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 858.7% (decreased 1.1% excluding Venezuela) for the year ended December 31, 2018 as compared to the same period in 2017. The 7.7% decrease in net sales for the year ended December 31, 2018 was due to a 863.9% favorable impact of price increases (3.5% favorable impact excluding Venezuela); offset by a 866.5% unfavorable impact of fluctuations in foreign currency exchange rates (7.6% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 5.4% decrease in Volume Points (6.7% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section). Market attributes vary across the region, but in general, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in the region than we have seen in our other global regions. We are working with Member leadership to explore operational and promotional approaches both consistent with our direction and suitable to those markets, as well as exploring product affordability approaches for certain markets.

In Brazil, the region’s largest market, net sales were $142.9 million for the year ended December 31, 2018. Net sales decreased $47.7 million, or 25.0%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales decreased 15.3% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had an unfavorable impact of $18.6 million on net sales for the year ended December 31, 2018. As noted for the region broadly, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly than we have seen in other regions. Additionally, Members in Brazil saw their product costs increase during the second and third quarter of this year when we implemented the pass through of certain indirect taxes that we had previously absorbed. The market faces an uncertain economic and political outlook as well as new competitive pressures. To help stimulate sales growth, we are increasing the number of product access points, enhancing our training efforts, expanding our product offering in the market, and refining Sales Leader qualification criteria.

Net sales in Peru were $64.3 million for the year ended December 31, 2018. Net sales increased $2.1 million, or 3.3%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 4.1% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.5 million on net sales for the year ended December 31, 2018. Product prices in Peru were increased 3% in October 2018. We believe the favorable comparison for this year was due to the success during 2018 of revised event qualifications and promotions for the market, as well as lower sales volume in the prior year first quarter, which we believe was due to severe inclement weather.

EMEA

The EMEA region reported net sales of $977.0 million for the year ended December 31, 2018. Net sales increased $108.3 million, or 12.5%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 12.4% for the year ended December 31, 2018 as compared to the same period in 2017. The 12.5% increase in net sales for the year ended December 31, 2018 was primarily due to an increase in sales volume, as indicated by a 12.1% increase in Volume Points, and a 2.4% favorable impact of price increases. Net sales growth was broad-based across the EMEA region for 2018, generally reflecting, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. The Volume Point and net sales growth for the year was led by Spain, Russia, and Turkey.

Net sales in Italy were $141.4 million for the year ended December 31, 2018. Net sales increased $2.0 million, or 1.4%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales decreased 3.5% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had a favorable impact of $6.8 million on net sales for the year ended December 31, 2018. Italy has seen some decline in momentum after several years of growth. We have revised certain Member promotions, trainings, and communications in ways we believe are more targeted for the market. In December 2018, we segmented our Member base in Italy into distributors and preferred customers, comparable to distributors and preferred members in the United States.

Net sales in Russia were $137.4 million for the year ended December 31, 2018. Net sales increased $6.9 million, or 5.3%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 13.3% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had an unfavorable impact of $10.4 million on net sales for the year ended December 31, 2018. The market continues to focus on the expansion and success of Nutrition Clubs and has had success with new products, new education, training and communication approaches, and enhanced brand awareness activities, including media campaigns and social media.

Net sales in Spain were $125.0 million for the year ended December 31, 2018. Net sales increased $21.7 million, or 21.0%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 15.7% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had a favorable impact of $5.5 million on net sales for the year ended December 31, 2018. Spain has benefited from ongoing programs of promotions and sponsorships as well as social media activity that have raised brand awareness through healthy active lifestyle and contributed to momentum in the market.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,053.4 million for the year ended December 31, 2018. Net sales increased $137.5 million, or 15.0%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 16.7% for the year ended December 31, 2018 as compared to the same period in 2017. The 15.0% increase in net sales for the year ended December 31, 2018 was primarily due to an increase in sales volume, as indicated by an 18.6% increase in Volume Points, and a 2.1% favorable impact of price increases, partially offset by a 2.9% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and a 1.7% unfavorable impact of fluctuations in foreign currency exchange rates. The Volume Point and net sales performance, while increased for the region, has been mixed by country, with continuing increases in India and Indonesia as well as significant contributions from Vietnam and Malaysia, partially offset by declines primarily in South Korea and Taiwan. Volume Point and net sales performance for Vietnam was strong during the latter half of 2018 in anticipation of an increase in regulatory required trainings hours to participate in direct selling that commences in February 2019.

Net sales in India were $244.0 million for the year ended December 31, 2018. Net sales increased $59.0 million, or 31.9%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 39.2% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had an unfavorable impact of $13.6 million on net sales for the year ended December 31, 2018. To drive sustainable business growth, India continues to expand its product line, add product access points including pickup locations, enhance brand presence, and utilize an Associate Activation Program. Our India Member base is segmented into associates and preferred customers, comparable to distributors and preferred members, respectively, in the United States.

Net sales in Indonesia were $142.4 million for the year ended December 31, 2018. Net sales increased $9.4 million, or 7.0%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 13.9% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had an unfavorable impact of $9.1 million on net sales for the year ended December 31, 2018. The Indonesia market has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by new product introductions and targeted communications.

Net sales in South Korea were $135.6 million for the year ended December 31, 2018. Net sales decreased $1.2 million, or 0.9%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales decreased 3.6% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had a favorable impact of $3.8 million on net sales for the year ended December 31, 2018. Several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, have led to contraction in our business in the market. Management has been focused on fostering daily consumptions practices, and South Korea achieved year-over-year Volume Point and net sales growth for the fourth quarter of 2018.

Net sales in Taiwan were $112.3 million for the year ended December 31, 2018. Net sales decreased $5.5 million, or 4.7%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales decreased 5.6% for the year ended December 31, 2018 as compared to the same period in 2017. The fluctuation of foreign currency exchange rates had a favorable impact of $1.0 million on net sales for the year ended December 31, 2018. Taiwan sales have continued to decline as the market adjusts to programs and training intended to help Members establish customer-based, sustainable business approaches that have succeeded elsewhere, such as Nutrition Clubs.

China

The China region reported net sales of $1,007.6 million for the year ended December 31, 2018. Net sales increased $121.7 million, or 13.7%, for the year ended December 31, 2018 as compared to the same period in 2017. In local currency, net sales increased 11.3% for the year ended December 31, 2018 as compared to the same period in 2017. The 13.7% increase in net sales for the year ended December 31, 2018 was primarily due to an increase in sales volume, as indicated by a 5.7% increase in Volume Points, a 3.5% favorable sales mix variance, a 2.4% favorable impact of fluctuations in foreign currency exchange rates, and a 1.0% favorable full-year impact of price increases made during 2017.

The increase in volume for the year was driven by, we believe, our efforts including active marketing, promotional, and training campaigns, including the use of social media, as well as new product introductions. One new program intended to enhance the training, quality and activity of certain service providers provides them with additional service fee incentives. We have also announced a new initiative, the China Growth and Impact Investment Program, to stimulate the development of our business in China and help address challenging public-policy issues such as the rise in obesity. Sales volume growth for the fourth quarter of 2018 was slowed by challenging economic and industry conditions that may persist into 2019.

Sales by Product Category

	Year Ended December 31,
	2018					2017
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,952.4	$(2,006.0)	$2,946.4	$159.4	$3,105.8	$4,593.6	$(1,899.1)	$2,694.5	$148.0	$2,842.5	9.3%
Targeted Nutrition	1,982.9	(803.2)	1,179.7	63.8	1,243.5	1,749.7	(723.3)	1,026.4	56.4	1,082.8	14.8%
Energy, Sports, and Fitness	491.9	(199.3)	292.6	15.8	308.4	426.4	(176.3)	250.1	13.7	263.8	16.9%
Outer Nutrition	146.6	(59.4)	87.2	4.7	91.9	151.7	(62.7)	89.0	4.9	93.9	(2.1)%
Literature, Promotional, and Other(1)	132.5	5.4	137.9	4.3	142.2	137.1	3.2	140.3	4.4	144.7	(1.7)%
Total	$7,706.3	$(3,062.5)	$4,643.8	$248.0	$4,891.8	$7,058.5	$(2,858.2)	$4,200.3	$227.4	$4,427.7	10.5%

(1)	Product buy backs and returns in all product categories are included in the literature, promotional, and other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all product categories, except Outer Nutrition and Literature, Promotional, and Other, increased for the year ended December 31, 2018 as compared to the same period in 2017. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,972.5 million for the year ended December 31, 2018, as compared to $3,579.1 million for the same period in 2017. Gross profit as a percentage of net sales was 81.2% for the year ended December 31, 2018, as compared to 80.8% for the same period in 2017, or a favorable net increase of 37 basis points. The increase in gross profit as a percentage of net sales for the year ended December 31, 2018 as compared to the same period in 2017 included the favorable impact of retail price increases of 1,659 basis points (favorable impact of 45 basis points excluding Venezuela), partially offset by the unfavorable impact of foreign currency fluctuations of 1,565 basis points (favorable impact of 47 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and strategic sourcing of 41 basis points, other unfavorable cost changes of 10 basis points, the unfavorable impact of higher inventory write-downs of 5 basis points, and unfavorable changes in country mix of 1 basis point. The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the year ended December 31, 2018 as compared to the same period in 2017 was 2 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and strategic sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $1,364.0 million for the year ended December 31, 2018 as compared to $1,254.2 million for the same period in 2017. Royalty overrides as a percentage of net sales were 27.9% for the year ended December 31, 2018 as compared to 28.3% for the same period in 2017. Service fees to our Independent Service Providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides. Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,955.2 million for the year ended December 31, 2018 as compared to $1,758.6 million for the same period in 2017. Selling, general, and administrative expenses as a percentage of net sales were 39.9% for the year ended December 31, 2018 as compared to 39.7% for the same period in 2017.

The increase in selling, general, and administrative expenses for the year ended December 31, 2018 was driven by $103.7 million in higher service fees for China Independent Service Providers due to sales growth in China and a new program which provides certain service providers with additional service fee incentives; $27.6 million in higher Member promotion and event costs; $23.2 million in higher professional fees; $23.0 million relating to importer fees due to the change in income statement classification pursuant to ASC 606, as discussed in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K; and $15.0 million in higher labor and employee benefit costs; partially offset by $19.1 million in lower non-income tax expense; and $14.6 million in lower advertising and sponsorships.

Other Operating Income

Other operating income was $29.8 million for the year ended December 31, 2018 as compared to $50.8 million for the same period in 2017, relating to government grant income for China. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2018	2017
	(in millions)
Interest expense	$181.0	$160.8
Interest income	(19.4)	(14.5)
Interest expense, net	$161.6	$146.3

The increase in interest expense, net for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to an increase in our overall borrowings, partially offset by higher interest income earned.

Other Expense (Income), Net

The $57.3 million of other expense, net for the year ended December 31, 2018 consists of an $8.8 million loss on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

The $0.4 million of other income, net for the year ended December 31, 2017 relates to the gain on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Income Taxes

Income taxes were $167.6 million for the year ended December 31, 2018 as compared to $257.3 million for the same period in 2017. The effective income tax rate was 36.1% for the year ended December 31, 2018 as compared to 54.6% for the same period in 2017. The decrease in the effective tax rate for the year ended December 31, 2018 as compared to the same period in 2017 was primarily due to a decrease in net tax expense as a result of U.S. Tax Reform, which impacted our ability to benefit from certain foreign tax credit carryforwards, and as such valuation allowances of $29.5 million and $153.3 million were recorded during 2018 and 2017, respectively; as well as an increase in net benefits from discrete events; partially offset by the impact of changes in the geographic mix of our income. Included in the discrete events for the years ended December 31, 2018 and 2017 was the impact of $53.1 million and $31.1 million, respectively, of excess tax benefits on share-based compensation arrangements. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion.

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

Net income for the year ended December 31, 2017 decreased 17.7% to $213.9 million, or $1.29 per diluted share, compared to $260.0 million, or $1.51 per diluted share, for the same period in 2016. The decrease for the year ended December 31, 2017 was primarily due to the decline in sales as discussed above; the $29.7 million arbitration award in 2016 related to the re-audit; higher interest expense related to the new Credit Facility; and higher income taxes primarily due to the $153.3 million provisional net expense related to the U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); partially offset by the $203.0 million regulatory settlements in 2016; and higher government grant income in China.

Net income for the year ended December 31, 2017 included a $50.8 million pre-tax favorable impact ($36.2 million post-tax) of government grant income in China; a $47.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $13.7 million pre-tax unfavorable impact ($9.0 million post-tax) from expenses related to regulatory inquiries; a $5.0 million pre-tax unfavorable impact ($3.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General, and Administrative Expenses below for further discussion); a $17.7 million pre-tax unfavorable impact ($11.7 million post-tax) related to the implementation of the Consent Order, comprised of $14.7 million of legal, advisory, and other expenses and $3.0 million of product discounts related to preferred member conversions; a $153.3 million unfavorable impact of the provisional net expense related to the U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); and a $0.4 million favorable impact of the gain on the revaluation of the CVR provided to the participants of the modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit Equity, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Net income for the year ended December 31, 2016 included a $203.0 million pre-tax unfavorable impact ($133.0 million post-tax) related to regulatory settlements; a $34.2 million pre-tax favorable impact ($24.3 million post-tax) of government grant income in China; a $29.7 million pre-tax favorable impact ($25.8 million post-tax) related to the arbitration award in connection with the re-audit; a $45.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K); a $16.3 million pre-tax unfavorable impact ($10.8 million post-tax) from expenses related to regulatory inquiries; a $12.1 million pre-tax unfavorable impact ($9.0 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General, and Administrative Expenses below for further discussion); a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $10.7 million pre-tax unfavorable impact ($7.1 million post-tax) related to the implementation of the Consent Order, comprised of $9.0 million of legal, advisory, and other expenses and $1.7 million of product discounts related to preferred member conversions.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

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

China reported contribution margin of $790.7 million for the year ended December 31, 2017. Contribution margin for China was relatively flat compared to the same period in 2016 and was primarily the result of price increases, which increased contribution margin by approximately 3.6%, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates, which reduced contribution margin by approximately 2.9%.

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

As part of the Consent Order, we implemented certain new procedures and enhanced certain existing procedures in the United States. We believe North America’s Volume Point decreases for the year ended December 31, 2017, versus an increase for 2016, reflected the transitionary impact of Member focus on Consent Order implementation actions, including training on new tools and methods for documenting sales and time spent to then train their sales organizations. Similar to the transitionary impact that occurred as a result of Marketing Plan changes made in 2014, we do not expect the Consent Order to have a long-term material adverse impact on our net sales in the North America region or on our Member base. North America implemented programs to encourage sponsorship and increase distributor, preferred member, and customer activity and has continued to extend the product line, including the introduction of trial packs and snack sizes for popular products.

Mexico

The Mexico region reported net sales of $442.7 million for the year ended December 31, 2017. Net sales for the year ended December 31, 2017 decreased $3.9 million, or 0.9%, as compared to the same period in 2016. In local currency, net sales for the year ended December 31, 2017 increased 0.5%, as compared to the same period in 2016. The 0.9% decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a 4.8% decrease in Volume Points, and the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency exchange rates, which reduced net sales by approximately 1.3%. These reductions to net sales were partially offset by price increases which contributed approximately 5.2% to net sales.

We believe the Volume Point decline for the year ended December 31, 2017, after an increase for 2016, was attributable to a difficult economic environment marked by rising inflation and a weaker peso, as well as the adverse impact of the damaging natural disaster in the greater Mexico City area during the third quarter of 2017. Following inception of our Member Activation Program, designed to enhance the quality of sales leaders, we saw fewer new Members but a higher level of activity among those new Members.

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

The 2.9% decrease in net sales for the year ended December 31, 2017 was primarily the result of a decrease in sales volume, as indicated by a 10.4% decrease in Volume Points, and the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency exchange rates, which reduced net sales by approximately 3.3%. These reductions to net sales were partially offset by price increases which increased net sales by approximately 10.7%. Volume declines were widespread across the region for both market-specific factors and as Members in many markets continued to transition to sustainable, customer-oriented business practices. The effect of price increases on net sales for the region was largest for the Venezuela market.

In Brazil, the region’s largest market, net sales were $190.6 million for the year ended December 31, 2017. Net sales increased $0.8 million, or 0.4%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 7.7% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $15.3 million on net sales in Brazil for the year ended December 31, 2017. Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing were taking hold following a lengthy transition period. In addition, we introduced programs in Brazil that were successful in other regions to improve Member activity. We also increased the number of product access points, enhanced our training efforts, and expanded our product offering, including the launch of a soy milk product. Changes in ICMS tax legislation, effective April 2016, reduced net sales by approximately $4.0 million for the first quarter of 2017.

Net sales in Peru were $62.3 million for the year ended December 31, 2017. Net sales decreased $2.2 million, or 3.3%, for the year ended December 31, 2017 as compared to the same period in 2016. In local currency, net sales decreased 6.6% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $2.1 million on net sales for the year ended December 31, 2017. As in other areas of the region, Peru saw volume declines as it transitioned to sustainable, consumption and retailing-oriented business practices. Declines for the year were also attributed to severe inclement weather during the first quarter of 2017 and changes to the qualification levels for certain promotions that did not achieve their objectives of increasing the number of qualifying Members.

EMEA

The EMEA region reported net sales of $868.7 million for the year ended December 31, 2017. Net sales increased $53.1 million, or 6.5%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.2% for the year ended December 31, 2017, as compared to the same period in 2016. The 6.5% increase in net sales for the year ended December 31, 2017 was primarily the result of an increase in sales volume, as indicated by a 3.7% increase in Volume Points, price increases which increased net sales by approximately 2.4%, and the effect of fluctuations in foreign currency exchange rates, which increased net sales by approximately 2.3%. The increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. Though the EMEA region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region correlated with programs that enhanced the quality and activity of sales leaders as they continued to focus on customer-oriented initiatives.

Net sales in Italy were $139.4 million for the year ended December 31, 2017. Net sales increased $1.6 million, or 1.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 0.5% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $2.3 million on net sales in Italy for the year ended December 31, 2017. Italy saw a modest decline in new Members after several years of growth.

Net sales in Russia were $130.4 million for the year ended December 31, 2017. Net sales increased $24.5 million, or 23.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 7.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $16.3 million on net sales in Russia for the year ended December 31, 2017. Product prices in Russia were increased 5% in February 2017 and 5% in March 2016. The market continued to utilize the Member Activation Program to attract and enhance the quality of new Members. The market had success with new products, new training and communication approaches, and a program to re-activate former Members.

Net sales in Spain were $103.3 million for the year ended December 31, 2017. Net sales increased $4.5 million, or 4.6%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales in Spain increased 2.5% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $2.0 million on net sales in Spain for the year ended December 31, 2017. Product prices in Spain were increased 2% in July 2017. Spain benefited from ongoing programs of promotions and sponsorships that raised brand awareness through healthy active lifestyle.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $915.9 million for the year ended December 31, 2017. Net sales increased $2.9 million, or 0.3%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 0.9% for the year ended December 31, 2017, as compared to the same period in 2016. The 0.3% increase in net sales for the year ended December 31, 2017 was primarily the result of an increase in sales volume, as indicated by a 1.2% increase in Volume Points, and price increases which increased net sales by approximately 1.3%, as well as the effect of fluctuations in foreign currency exchange rates, which increased net sales by approximately 1.2%. The increases to net sales were partially offset by an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices, which reduced net sales by approximately 2.9%. The Volume Points performance for the region was mixed by country, with continuing increases in Indonesia and India as well as other markets, offset by declines primarily in South Korea and Taiwan.

Net sales in India were $185.1 million for the year ended December 31, 2017. Net sales increased $17.2 million, or 10.2%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 6.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $5.8 million on net sales for the year ended December 31, 2017. India segmented Members into preferred members and distributors as required by local regulations. India continued to expand its product line, added product pickup locations for Members, and utilized an Associate Activation Program.

Net sales in South Korea were $136.8 million for the year ended December 31, 2017. Net sales decreased $41.0 million, or 23.1%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 24.9% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $3.3 million on net sales for the year ended December 31, 2017. The South Korea market was impacted by Marketing Plan changes, including certain changes unique to the market. We believe these changes and other efforts, including a Member Activation Program that saw success in the market, supported improved retailing opportunity.

Net sales in Indonesia were $133.0 million for the year ended December 31, 2017. Net sales increased $19.1 million, or 16.7%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 17.4% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.8 million on net sales for the year ended December 31, 2017. The Indonesia market continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products. We increased the number of product access points for the market, expanded a city-by-city training and promotion approach, and introduced a Member pack oriented toward business builders.

Net sales in Taiwan were $117.8 million for the year ended December 31, 2017. Net sales decreased $9.6 million, or 7.5%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 12.8% for the year ended December 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency exchange rates had a favorable impact of $6.7 million on net sales for the year ended December 31, 2017. Taiwan sales declined versus prior years as the market adjusted to and Members optimized programs and training intended to help Members establish customer-based, sustainable business approaches.

China

Net sales in China were $885.9 million for the year ended December 31, 2017. Net sales increased $17.1 million, or 2.0%, for the year ended December 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.0% for the year ended December 31, 2017, as compared to the same period in 2016. The net sales increase for the year was the result of price increases effective April 2017, which increased net sales by approximately 3.3%, and an increase in sales volume, as indicated by a 1.4% increase in Volume Points, partially offset by the unfavorable impact of fluctuations in foreign currency exchange rates, which reduced net sales by approximately 2.0%.

Although sales volume saw a slight increase for the year ended December 31, 2017, we believe the lower rate of increase in volume versus recent years was attributable to factors such as a reduction in the number of Nutrition Clubs as Members in some cases consolidated smaller clubs into larger, more commercialized clubs; government limitations on companies conducting commercial meetings ahead of the National Congress held in the fall of 2017; and Member overemphasis on social media business methods over more traditional methods. We introduced the Member Activation Program for new members, expanded our online ordering platform, added new products for the market, and renewed a branding campaign.

Sales by Product Category

	Year Ended December 31,
	2017					2016
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping & Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,593.6	$(1,899.1)	$2,694.5	$148.0	$2,842.5	$4,621.5	$(1,915.5)	$2,706.0	$158.5	$2,864.5	(0.8)%
Targeted Nutrition	1,749.7	(723.3)	1,026.4	56.4	1,082.8	1,714.7	(710.7)	1,004.0	58.8	1,062.8	1.9%
Energy, Sports, and Fitness	426.4	(176.3)	250.1	13.7	263.8	432.9	(179.4)	253.5	14.9	268.4	(1.7)%
Outer Nutrition	151.7	(62.7)	89.0	4.9	93.9	178.2	(73.9)	104.3	6.1	110.4	(14.9)%
Literature, Promotional, and Other(1)	137.1	3.2	140.3	4.4	144.7	172.5	3.9	176.4	5.9	182.3	(20.6)%
Total	$7,058.5	$(2,858.2)	$4,200.3	$227.4	$4,427.7	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	(1.4)%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category.
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

Royalty Overrides

Royalty overrides were $1,254.2 million for the year ended December 31, 2017, as compared to $1,272.6 million for the same period in 2016. Royalty overrides as a percentage of net sales were 28.3% for the year ended December 31, 2017 as compared to 28.4% for the same period in 2016. Compensation to our Independent Service Providers in China is included in selling, general, and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,758.6 million for the year ended December 31, 2017, as compared to $1,966.9 million for the same period in 2016. Selling, general, and administrative expenses as a percentage of net sales were 39.7% for the year ended December 31, 2017, as compared to 43.8% for the same period in 2016.

The decrease in selling, general, and administrative expenses for the year ended December 31, 2017 was driven by the $203.0 million regulatory settlements in 2016; $11.2 million in lower professional fees primarily from lower expenses related to allegations raised by a hedge fund manager and lower expenses related to the recovery of costs from KPMG associated with the re-audit of our 2010 to 2012 financial statements; $9.5 million in lower Member promotion and event costs; $9.2 million in lower travel expenses due to cost control initiatives; and $9.1 million in lower advertising and sponsorship expenses; partially offset by $25.7 million in higher labor and employee benefit costs and $12.4 million in higher service fees to China Independent Service Providers related to sales growth in China.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2017, we recorded approximately $5.0 million of expenses related to this matter, of which approximately $3.2 million was related to legal, advisory and other professional service fees. For the year ended December 31, 2016, we recorded approximately $12.1 million of expenses related to this matter, of which approximately $9.5 million was related to legal, advisory and other professional service fees.

Other Operating Income

Other operating income was $50.8 million for the year ended December 31, 2017, as compared to $63.8 million for the same period in 2016. The decrease in other operating income was due to the arbitration award received in 2016 in connection with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion); partially offset by an increase in government grant income related to China.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2017	2016
	(in millions)
Interest expense	$160.8	$99.3
Interest income	(14.5)	(5.9)
Interest expense, net	$146.3	$93.4

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

Other Expense (Income), Net

The $0.4 million of other income for the year ended December 31, 2017 relates to the gain on the revaluation of the CVR provided to the participants of the modified Dutch auction tender offer that closed in October 2017 (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K).

Income Taxes

Income taxes were $257.3 million for the year ended December 31, 2017, as compared to $104.7 million for the same period in 2016. As a percentage of pre-tax income, the effective income tax rate was 54.6% for the year ended December 31, 2017, as compared to 28.7% for the same period in 2016. The increase to the effective tax rate for the year ended December 31, 2017, as compared to the same period in 2016, is primarily due to the establishment of a valuation allowance against U.S. foreign tax credits. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,198.9 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2018 and 2017.

For the year ended December 31, 2018, we generated $648.4 million of operating cash flow, as compared to $590.8 million for the same period in 2017. The increase in our operating cash flow was the result of higher net income (See Financial Results above for further discussion) and favorable changes in operating assets and liabilities; partially offset by lower non-cash items. The change in operating assets and liabilities was primarily the result of favorable changes in receivables, accounts payable, and other current liabilities; partially offset by unfavorable changes in inventories, prepaid expenses and other current assets. The decrease in non-cash items was primarily the result of changes in deferred income taxes mainly due to the impact of U.S. Tax Reform enacted during the fourth quarter of 2017; the $35.4 million loss on the extinguishment of our 2017 Credit Facility; the $13.1 million loss on the extinguishment of $475.0 million aggregate principal of our 2019 Convertible Notes; and a $9.2 million unfavorable impact due to fair value changes relating to the revaluation of the CVR.

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

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2018, 2017, and 2016 were $88.2 million, $95.1 million, and $144.3 million, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $135 million to $175 million for the full year of 2019.

In March 2018, we hosted our annual global Herbalife Honors event in Los Angeles, California where sales leaders from around the world met and shared best practices, conducted leadership training, and we awarded Members $64.8 million of Mark Hughes bonus payments related to their 2017 performance. In March 2017, we awarded Members $65.2 million of Mark Hughes bonus payments related to their 2016 performance.

Senior Secured Credit Facility

On February 15, 2017, we entered into a $1,450.0 million senior secured credit facility, or the 2017 Credit Facility, consisting of a $1,300.0 million term loan B, or the 2017 Term Loan B, and a $150.0 million revolving credit facility, or the 2017 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2017 Revolving Credit Facility was to mature on February 15, 2022 and the 2017 Term Loan B was to mature on February 15, 2023. The 2017 Credit Facility was amended, effective March 16, 2018, to make certain technical amendments in connection with the offering of the 2024 Convertible Notes, as defined below. We terminated the 2017 Credit Facility on August 16, 2018 and the $1,178.1 million outstanding was repaid in full. Prior to its termination, the 2017 Term Loan B most recently bore interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%, and the 2017 Revolving Credit Facility most recently bore interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%, based on our consolidated leverage ratio.

On August 16, 2018, we entered into a new $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023 and the 2018 Term Loan B matures on August 18, 2025. However, the 2018 Term Loan A and 2018 Revolving Credit Facility will both mature on February 14, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on such date. In addition, the 2018 Term Loan B will mature on either: (i) May 16, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on such date; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on such date. We did not exceed those certain leverage ratios as of February 14, 2019 and as such, the 2018 Term Loan A and 2018 Revolving Credit Facility will continue to mature on August 16, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. We recognized a loss on extinguishment of $35.4 million as a result, which is recorded in other expense (income), net within our consolidated statements of income for the year ended December 31, 2018.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2018 and 2017, we were in compliance with our debt covenants under the 2018 Credit Facility and 2017 Credit Facility, respectively.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. On or prior to February 16, 2019, amounts voluntarily prepaid under the 2018 Term Loan A and 2018 Term Loan B will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us.

During the year ended December 31, 2018, we borrowed an aggregate amount of $1,000.0 million under the 2018 Credit Facility and repaid a total amount of $1,231.9 million, including $5.0 million on amounts outstanding under the 2018 Credit Facility and $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. During the year ended December 31, 2017, we borrowed an aggregate amount of $1,300.0 million under the 2017 Credit Facility and repaid a total amount of $483.1 million, including $73.1 million on amounts outstanding under the 2017 Credit Facility and $410.0 million to repay in full amounts outstanding under the 2011 Credit Facility. During the year ended December 31, 2016, we borrowed an aggregate amount of $200.0 million and repaid a total amount of $429.7 million on amounts outstanding under the 2011 Credit Facility. As of December 31, 2018 and 2017, the U.S. dollar amount outstanding under the 2018 Credit Facility and 2017 Credit Facility was $995.0 million and $1,226.9 million, respectively. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. Of the $1,226.9 million outstanding under the 2017 Credit Facility as of December 31, 2017, $1,226.9 million was outstanding under the 2017 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility and 2017 Revolving Credit Facility as of December 31, 2018 and 2017, respectively. There were no outstanding foreign currency borrowings as of December 31, 2018 and 2017 under the 2018 Credit Facility and 2017 Credit Facility, respectively. As of December 31, 2018 and 2017, the weighted-average interest rate for borrowings under the 2018 Credit Facility and 2017 Credit Facility was 6.80% and 6.79%, respectively.

See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on the 2018 Credit Facility and 2017 Credit Facility

Convertible Senior Notes due 2019

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes due 2019, or the 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The primary purpose of the issuance of the 2019 Convertible Notes was for share repurchase purposes.

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

See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on our 2024 Convertible Notes.

Senior Notes due 2026

During August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility. See Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on our 2026 Notes.

Contractual Obligations

The following summarizes our contractual obligations, including interest, as of December 31, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2019	2020 - 2021	2022 - 2023	2024 & Thereafter
	(in millions)
Convertible senior notes due 2019	$688.5	$688.5	$—	$—	$—
Convertible senior notes due 2024	629.4	14.4	28.9	28.9	557.2
Senior notes due 2026	632.0	29.0	58.0	58.0	487.0
Borrowings under the senior secured credit facility(1)	1,329.9	76.7	157.9	317.3	778.0
Operating leases	253.7	43.1	63.7	35.5	111.4
Purchase obligations and other commitments	207.7	162.2	40.2	5.3	—
Total(2)	$3,741.2	$1,013.9	$348.7	$445.0	$1,933.6

(1)	The estimated interest payments on our 2018 Credit Facility are based on interest rates effective as of December 31, 2018.
(2)

Our consolidated balance sheet as of December 31, 2018 includes $58.5 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities and whether any settlement would occur.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2018 and 2017, the total amount of our foreign subsidiary cash and cash equivalents was $870.3 million and $1,133.5 million, respectively, of which $309.4 million and $633.3 million, respectively, was invested in U.S. dollars. As of December 31, 2018 and 2017, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $328.6 million and $145.3 million, respectively.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2018, our U.S. consolidated group had approximately $116.6 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2018, Herbalife Nutrition Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Fund, approximately $119.8 million of unremitted earnings were permanently reinvested as of December 31, 2018. As of December 31, 2018, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2018 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by our board of directors.

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2018, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on the Forward Transactions.

During the year ended December 31, 2018, an indirect wholly-owned subsidiary of ours purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. During the year ended December 31, 2017, an indirect wholly-owned subsidiary of ours purchased approximately 10.0 million of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $328.6 million, or an average cost of $32.81 per share. These share repurchases increased our total shareholders’ deficit and are reflected at cost within our accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both December 31, 2018 and 2017, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of our common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. In October 2017, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 13.5 million of our common shares at an aggregate cost of approximately $457.8 million, or $34.00 per share. In total, we repurchased 11.4 million and 23.5 million of our common shares at an aggregate cost of approximately $600.3 million and $786.4 million, or an average cost of $52.49 and $33.49 per share, during the years ended December 31, 2018 and 2017, respectively. We did not repurchase any of our common shares in the open market during the year ended December 31, 2016. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion on our share repurchases.

In connection with our October 2017 modified Dutch auction tender offer, we incurred $1.6 million in transaction costs and also provided a CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding increase to shareholders’ deficit. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within our consolidated balance sheets with corresponding gains or losses being recognized in other expense (income), net within our consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. We recognized an $8.8 million loss in other expense (income), net within our consolidated statement of income during the year ended December 31, 2018 due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of our common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expires pursuant to its terms. We recognized a $0.4 million gain in other expense (income), net within our consolidated statement of income during the year ended December 31, 2017 due to the change in the fair value of the CVR. As of December 31, 2018 and 2017, the fair value of the CVR was $15.7 million and $6.9 million, respectively. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, for a further discussion on the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share based on the retroactive adjustment due to our two-for-one stock split described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share based on the retroactive adjustment due to our two-for-one stock split described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

During March 2018, in connection with our repurchase of a portion of the 2019 Convertible Notes, we entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of the Capped Call Transactions, in each case, in a notional amount corresponding to the aggregate principal amount of the 2019 Convertible Notes that were repurchased.

See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of December 31, 2018 and 2017, we had working capital of $216.2 million and $953.5 million, respectively, or a decrease of $737.3 million. This decrease was primarily due to a decrease in cash and cash equivalents; an increase in the current portion of long-term debt primarily relating to our 2019 Convertible Notes as described further in Note 4, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K; and an increase in other current liabilities.

We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in millions, except per share amounts)
Net sales	$1,186.6	$1,242.8	$1,285.5	$1,176.9	$1,093.3	$1,085.4	$1,146.9	$1,102.1
Cost of sales	225.9	218.1	235.4	239.9	209.8	215.4	218.8	204.6
Gross profit	960.7	1,024.7	1,050.1	937.0	883.5	870.0	928.1	897.5
Royalty overrides	332.9	344.0	349.8	337.3	310.1	310.1	318.9	315.1
Selling, general, and administrative expenses	485.5	499.4	510.2	460.1	431.6	445.2	443.2	438.6
Other operating income	(5.9)	(6.0)	(1.7)	(16.2)	(7.3)	(4.6)	(38.9)	—
Operating income	148.2	187.3	191.8	155.8	149.1	119.3	204.9	143.8
Interest expense, net	37.5	39.9	44.3	39.9	39.8	38.4	37.9	30.2
Other (income) expense, net	(2.7)	30.9	4.7	24.4	(0.4)	—	—	—
Income before income taxes	113.4	116.5	142.8	91.5	109.7	80.9	167.0	113.6
Income taxes(1)	64.5	45.3	48.4	9.4	173.1	26.4	29.4	28.4
Net income (loss)	$48.9	$71.2	$94.4	$82.1	$(63.4)	$54.5	$137.6	$85.2
Earnings (loss) per share:
Basic	$0.36	$0.52	$0.66	$0.57	$(0.43)	$0.34	$0.84	$0.51
Diluted	$0.34	$0.49	$0.62	$0.54	$(0.43)	$0.33	$0.81	$0.49
Weighted-average shares outstanding:
Basic	137.0	136.2	142.3	145.3	145.8	159.1	162.9	166.3
Diluted	145.0	145.6	151.9	152.7	145.8	165.9	170.6	173.3

(1)

The fourth quarters of both 2018 and 2017 include the impact of U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2018.

Subsequent Events

See Note 15, Subsequent Events, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information regarding subsequent events.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports, and fitness, and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2018, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion of our adoption of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue Recognition from Contracts with Customers, with initial application of January 1, 2018 and distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for each of the years ended December 31, 2018, 2017, and 2016.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $29.8 million and $30.8 million to present them at their lower of cost and net realizable value, in our consolidated balance sheets as of December 31, 2018 and 2017, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

As part of the annual goodwill impairment test, which is performed at the reporting unit level, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would perform the two-step goodwill impairment test as required. If we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then no further testing is required. During fiscal year 2018, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value.

For our marketing-related intangible assets, we may also utilize a qualitative assessment similar to the one described above, with the exception that the test is performed at the consolidated level rather than at the reporting unit level. During fiscal year 2018, we performed a qualitative assessment of our marketing-related intangible assets and determined that it is not more likely than not that the fair value of the assets is less than their carrying value.

If we are required to determine the fair value of each reporting unit using the two-step process, we primarily use an income approach in order to estimate the fair value of goodwill. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

If we are required to determine the fair value of our marketing-related intangible assets using the quantitative method, we use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required.

As of December 31, 2018 and 2017, we had goodwill of approximately $92.9 million and $96.9 million, respectively. As of both December 31, 2018 and 2017, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the year ended December 31, 2018 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the year ended December 31, 2018 and 2017.

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act, or U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a further discussion of the U.S. Tax Reform. We have made an accounting policy election to account for global intangible low-taxed income as a period cost if and when incurred.

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

New Accounting Pronouncements

See discussion under Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information on new accounting pronouncements.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general, and administrative expenses in our consolidated statements of income.

The foreign currency forward contracts designated as freestanding derivatives are primarily used to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2018 and 2017, the aggregate notional amounts of these contracts outstanding were approximately $43.8 million and $104.9 million, respectively. As of December 31, 2018, the outstanding contracts were expected to mature over the next eleven months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses in the consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2018, we recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, we recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2018 and 2017, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of December 31, 2018 and 2017, respectively.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2018 and 2017, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2018, the aggregate annual maturities of the 2018 Credit Facility were expected to be $20.0 million for 2019, $21.6 million for 2020, $26.3 million for 2021, $27.8 million for 2022, $188.7 million for 2023, and $710.6 million thereafter. As of December 31, 2018, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $240.7 million and $729.3 million, respectively, and the carrying values were $245.4 million and $738.2 million, respectively. As of December 31, 2017, the fair value of the 2017 Term Loan B was approximately $1,226.1 million and the carrying value was $1,190.2 million. There were no outstanding borrowings on the 2018 Revolving Credit Facility and 2017 Revolving Credit Facility as of December 31, 2018 and 2017, respectively. The 2018 Credit Facility bears variable interest rates, and as of December 31, 2018 and 2017, the weighted-average interest rate of the 2018 Credit Facility and 2017 Credit Facility was 6.80% and 6.79%, respectively. Since our 2018 Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our 2018 Credit Facility, our annual interest expense could increase or decrease by approximately $10.0 million.

As of December 31, 2018, the fair values of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes were approximately $662.1 million and $448.1 million, respectively, and the carrying values were $656.4 million and $416.0 million, respectively. As of December 31, 2017, the fair value of the liability component of the 2019 Convertible Notes was approximately $1,066.0 million and the carrying value was $1,070.0 million. The 2019 Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Convertible Notes prior to their stated maturity date. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date.

As of December 31, 2018, the fair value of the 2026 Notes was approximately $394.6 million and the carrying value was $394.8 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $22.0 million or increase by approximately $17.4 million.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, and are incorporated herein by reference.

The supplementary financial information with respect to selected quarterly financial data is set forth under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2018 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2018.

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2018.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1. Financial Statements. The following financial statements of Herbalife Nutrition Ltd. are filed as part of this Annual Report on Form 10-K on the pages indicated:

2. Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.

3. Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	*
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	*
4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	*
4.4	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(n)
4.5	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.4 hereto)	(n)
4.6

Indenture, dated as of August 16, 2018 among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee governing the 7.250% Senior Notes due 2026

(q)
4.7	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.6 hereto)	(q)
10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.4#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(o)
10.13#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(d)
10.14#	Form of Independent Directors Stock Appreciation Right Award Agreement	(e)
10.15#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(e)
10.16#	Amended and Restated Non-Management Directors Compensation Plan	(f)
10.17#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(f)
10.18#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(g)
10.19#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(g)
10.20#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)
10.21	Form of Forward Share Repurchase Confirmation	*
10.22	Form of Base Capped Call Confirmation	*
10.23	Form of Additional Capped Call Confirmation	*
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	*
10.25#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(g)
10.26#	Herbalife Ltd. Executive Incentive Plan	(g)
10.27	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(h)

Exhibit Number	Description	Reference
10.28

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(h)
10.29#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(i)
10.30#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(i)
10.31#	Herbalife International of America, Inc. Executive Officer Severance Plan	(i)
10.32#

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

(i)
10.33#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(j)
10.34	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017	(k)
10.35	Contingent Value Rights Agreement by and between Herbalife Ltd. and Computershare Trust Company, N.A., as Administrative Agent, dated as of October 11, 2017	(l)
10.36#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(o)
10.37#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(m)
10.38#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m)
10.39#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(m)
10.40#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(m)
10.41#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(m)
10.42#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(m)
10.43

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

(o)
10.44	Form of Capped Call Partial Unwind Agreement	(o)
10.45	Amendment dated May 29, 2018 to the Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc.	(p)
10.46

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

(q)
10.47#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*

Exhibit Number	Description	Reference
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(e)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(f)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(g)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(h)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(j)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(k)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(l)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(m)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(n)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(p)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Nutrition Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Nutrition Ltd. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018 and the manner in which it accounts for unrealized excess tax benefits in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 19, 2019

We have served as the Company’s auditor since 2013.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,198.9	$1,278.8
Receivables, net of allowance for doubtful accounts	70.5	93.3
Inventories	381.8	341.2
Prepaid expenses and other current assets	153.8	147.0
Total current assets	1,805.0	1,860.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	360.0	377.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	92.9	96.9
Other assets	221.8	250.3
Total assets	$2,789.8	$2,895.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81.1	$67.8
Royalty overrides	281.4	277.7
Current portion of long-term debt	678.9	102.4
Other current liabilities	547.4	458.9
Total current liabilities	1,588.8	906.8
Long-term debt, net of current portion	1,774.9	2,165.7
Other non-current liabilities	149.5	157.3
Total liabilities	3,513.2	3,229.8
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 142.8 million (2018) and 164.7 million (2017) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	341.5	407.3
Accumulated other comprehensive loss	(209.8)	(165.4)
Accumulated deficit	(526.3)	(248.1)
Treasury stock, at cost, 10.0 million (2018) and 10.0 million (2017) shares	(328.9)	(328.6)
Total shareholders’ deficit	(723.4)	(334.7)
Total liabilities and shareholders’ deficit	$2,789.8	$2,895.1

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions, except per share amounts)
Net sales	$4,891.8	$4,427.7	$4,488.4
Cost of sales	919.3	848.6	854.6
Gross profit	3,972.5	3,579.1	3,633.8
Royalty overrides	1,364.0	1,254.2	1,272.6
Selling, general, and administrative expenses	1,955.2	1,758.6	1,966.9
Other operating income	(29.8)	(50.8)	(63.8)
Operating income	683.1	617.1	458.1
Interest expense	181.0	160.8	99.3
Interest income	19.4	14.5	5.9
Other expense (income), net	57.3	(0.4)	—
Income before income taxes	464.2	471.2	364.7
Income taxes	167.6	257.3	104.7
Net income	$296.6	$213.9	$260.0
Earnings per share:
Basic	$2.12	$1.35	$1.57
Diluted	$1.98	$1.29	$1.51
Weighted-average shares outstanding:
Basic	140.2	158.5	166.1
Diluted	149.5	165.7	172.2

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net income	$296.6	$213.9	$260.0
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(2.7) (2018), $5.7 (2017), and $5.2 (2016)	(41.0)	44.9	(32.5)
Unrealized loss on derivatives, net of income taxes of $— (2018), $— (2017), and $(0.3) (2016)	(3.4)	(5.2)	(7.0)
Other, net of income taxes of $— (2018), $— (2017), and $0.1 (2016)	—	—	(0.1)
Total other comprehensive (loss) income	(44.4)	39.7	(39.6)
Total comprehensive income	$252.2	$253.6	$220.4

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' (Deficit) Equity
	(in millions)
Balance as of December 31, 2015	$0.1	$—	$438.2	$(165.5)	$(326.3)	$(53.5)
Issuance of 1.2 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.0			2.0
Excess tax benefit from exercise of stock options, SARs and restricted stock grants			0.4			0.4
Additional capital from share-based compensation			40.2			40.2
Repurchases of 0.4 common shares	—		(13.2)			(13.2)
Net income					260.0	260.0
Foreign currency translation adjustment, net of income taxes of $5.2				(32.5)		(32.5)
Unrealized loss on derivatives, net of income taxes of $(0.3)				(7.0)		(7.0)
Other, net of income taxes of $0.1				(0.1)		(0.1)
Balance as of December 31, 2016	0.1	—	467.6	(205.1)	(66.3)	196.3
Issuance of 3.8 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.1			2.1
Additional capital from share-based compensation			42.1			42.1
Repurchases of 25.4 common shares	—	(328.6)	(101.7)		(425.4)	(855.7)
Net income					213.9	213.9
Foreign currency translation adjustment, net of income taxes of $5.7				44.9		44.9
Unrealized loss on derivatives, net of income taxes of $—				(5.2)		(5.2)
Cumulative effect of accounting change and other, net of income taxes of $—			(2.8)	—	29.7	26.9
Balance as of December 31, 2017	0.1	(328.6)	407.3	(165.4)	(248.1)	(334.7)
Issuance of 6.3 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.5			2.5
Additional capital from share-based compensation			35.5			35.5
Repurchases of 14.3 common shares	—	(0.3)	(173.4)		(572.4)	(746.1)
Forward Counterparties' delivery of 13.9 common shares to the Company	—		—			—
Issuance of convertible senior notes			136.7			136.7
Repurchase of convertible senior notes			(123.0)			(123.0)
Unwind of capped call transactions			55.9			55.9
Net income					296.6	296.6
Foreign currency translation adjustment, net of income taxes of $(2.7)				(41.0)		(41.0)
Unrealized loss on derivatives, net of income taxes of $—				(3.4)		(3.4)
Cumulative effect of accounting change					(2.4)	(2.4)
Balance as of December 31, 2018	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Cash flows from operating activities:
Net income	$296.6	$213.9	$260.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.4	99.8	98.3
Share-based compensation expenses	35.5	42.1	40.2
Non-cash interest expense	63.8	60.2	55.7
Deferred income taxes	(8.1)	97.8	(36.4)
Inventory write-downs	17.4	20.7	15.8
Foreign exchange transaction loss	8.0	2.4	3.7
Loss on extinguishment of debt	48.5	—	—
Other	7.1	1.9	(11.7)
Changes in operating assets and liabilities:
Receivables	2.8	(22.2)	—
Inventories	(83.3)	37.9	(71.6)
Prepaid expenses and other current assets	(5.1)	38.3	0.8
Accounts payable	21.7	(5.0)	(1.3)
Royalty overrides	22.8	6.0	20.9
Other current liabilities	106.8	(17.1)	12.4
Other	13.5	14.1	(19.5)
Net cash provided by operating activities	648.4	590.8	367.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(84.0)	(95.5)	(143.4)
Other	0.1	0.3	1.0
Net cash used in investing activities	(83.9)	(95.2)	(142.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	998.1	1,274.0	200.0
Principal payments on senior secured credit facility and other debt	(1,237.4)	(494.5)	(438.8)
Proceeds from convertible senior notes	550.0	—	—
Repurchase of convertible senior notes	(582.5)	—	—
Proceeds from senior notes	400.0	—	—
Debt issuance costs	(29.9)	(22.6)	—
Share repurchases	(750.3)	(844.2)	(13.2)
Proceeds from settlement of capped call transactions	55.9	—	—
Other	3.0	2.1	(0.3)
Net cash used in financing activities	(593.1)	(85.2)	(252.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(51.9)	28.2	(20.1)
Net change in cash, cash equivalents, and restricted cash	(80.5)	438.6	(47.5)
Cash, cash equivalents, and restricted cash, beginning of period	1,295.5	856.9	904.4
Cash, cash equivalents, and restricted cash, end of period	$1,215.0	$1,295.5	$856.9
Cash paid during the year:
Interest paid	$106.1	$100.7	$45.4
Income taxes paid	$158.9	$158.8	$162.9

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Herbalife Nutrition Ltd. (formerly Herbalife Ltd.), a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through Independent Service Providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China.

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife Nutrition Ltd. and its subsidiaries.

On April 24, 2018, the Company’s shareholders approved a two-for-one stock split of the Company’s common shares. On May 14, 2018, shareholders of record received one additional share for each share held as of May 7, 2018. All share and per share amounts herein have been restated to reflect the stock split.

Recently Adopted Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently, including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company adopted FASB Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning January 1, 2018 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with FASB ASC Topic 605, Revenue Recognition, or ASC 605. The Company recorded a net reduction of $2.3 million to beginning retained earnings as of January 1, 2018 due to the cumulative impact of adopting ASC 606 resulting from revenue recognition timing differences related to the transfer of control of products sold through certain of the Company’s third-party importers which are not material. The cumulative impact to opening balance sheet accounts was not material. Additionally, certain third-party importer fees have changed classification from a reduction to revenue to selling, general, and administrative expense under ASC 606. For more information on the transitional impact of adopting ASC 606, see the section entitled “Revenue Recognition” below.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under prior U.S. GAAP, there was diversity in practice in how entities accounted for breakage that resulted when a consumer did not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on eight specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The adoption of this guidance during the first quarter of 2018 resulted in a change in the presentation of restricted cash and restricted cash equivalents in the Company’s consolidated statements of cash flows for all periods presented. Other than this change, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides additional guidance for when a company should apply modification accounting when there is a change in either the terms or conditions of a share-based payment award. Specifically, a company should not apply modification accounting if the fair value, vesting conditions, and classification of the award remains the same immediately before and after the modification. The adoption of this guidance during the first quarter of 2018 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued additional updates to Topic 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. As currently issued, the update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has performed a comprehensive review in order to determine what changes were required to support the adoption of this new standard. During the first quarter of 2019, the Company will complete its implementation of its processes and policies to support the new lease accounting and reporting requirements. The Company plans to adopt the new standard on the adoption date with an application date of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings, if any, in the period of adoption. Based on its lease portfolio as of January 1, 2019, the Company preliminarily estimates the impact of adopting ASU 2016-02 to increase both its total assets and total liabilities in the range of $150 million to $200 million. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated statements of income. The Company continues to finalize the implementation of new processes and the assessment of the impact of this adoption on its consolidated financial statements; therefore, the preliminary estimated impacts disclosed can change and the final impact will be known once the adoption is completed during the first quarter of 2019.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income, or stranded tax effects, resulting from the Tax Cuts and Jobs Act and requires certain disclosures about those stranded tax effects. The amendments in this update are effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and the Company will elect to not reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

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

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Nutrition Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $17.3 million, $13.7 million, and $11.4 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

Forward Exchange Contracts

The Company enters into foreign currency derivatives, primarily comprised of foreign currency forward contracts, in managing its foreign exchange risk on sales to Members, inventory purchases denominated in foreign currencies, and intercompany transactions and loans. The Company does not use the contracts for trading purposes.

In accordance with FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an ongoing basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive loss and subsequently reclassifies the related amount of accumulated other comprehensive loss to earnings when the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statement of cash flows, respectively. As of December 31, 2018 and 2017, the Company did not owe any amounts to this financial institution.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $52.7 million and $68.1 million as of December 31, 2018 and 2017, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2018 and 2017. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2018, 2017, and 2016, the Company recorded $1.2 million, $0.9 million, and $1.0 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2018 and 2017, the Company’s allowance for doubtful accounts was $1.5 million and $1.2 million, respectively. As of December 31, 2018 and 2017, the majority of the Company’s total outstanding accounts receivable were current.

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
•

The outstanding borrowings on the Company’s term loan A under its senior secured credit facility are recorded at carrying value, and their fair value is determined by utilizing over-the-counter market quotes for similar instruments;

•

The outstanding borrowings on the Company’s term loan B under its senior secured credit facility are recorded at carrying value, and their fair value is determined by utilizing over-the-counter market quotes;

•

The Company’s convertible senior notes issued in February 2014, or the 2019 Convertible Notes, and convertible senior notes issued in March 2018, or the 2024 Convertible Notes, are recorded at carrying value, and their fair values are determined using two valuation methods as described further in Note 4, Long-Term Debt;

•

The Company’s senior notes issued in August 2018, or the 2026 Notes, are recorded at carrying value, and their fair value is determined by utilizing over-the-counter market quotes and yield curves; and

•

The fair value of the non-transferable contractual contingent value right, or CVR, provided to participants in connection with the modified Dutch auction tender offer completed in October 2017 is based on a lattice model, which includes inputs such as the underlying stock price, strike price, time to expiration, and dividend yield, as well as the probability of a going-private transaction. See Note 8, Shareholders’ Deficit, for a further description of the tender offer and the CVR.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $7.3 million, $8.4 million, and $7.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, the Company’s remaining unamortized debt issuance costs were $26.5 million and $26.2 million, respectively.

Long-Lived Assets

As of December 31, 2018 and 2017, the Company’s net property, plant and, equipment consisted of the following:

	December 31,
	2018	2017
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$51.1	$51.0
Furniture and fixtures	26.1	26.7
Equipment	849.4	803.5
Building and leasehold improvements	198.5	199.0
Total property, plant, and equipment, at cost	1,125.1	1,080.2
Less: accumulated depreciation and amortization	(765.1)	(702.7)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$360.0	$377.5

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. The Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. In April 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values. As of December 31, 2018 and 2017, these amounts have been reflected in Property, plant and equipment within the Company’s accompanying consolidated balance sheets.

Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $163.2 million and $157.3 million as of December 31, 2018 and 2017, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to Selling, general, and administrative expenses totaled $80.8 million, $80.1 million, and $80.7 million, for the years ended December 31, 2018, 2017, and 2016, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a qualitative assessment during the fourth quarter of 2018 and determined that it is not likely that the fair value of each reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the two-step goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value, then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value, then a goodwill impairment amount is recorded for the difference. For the marketing-related intangible assets, the Company performed a qualitative assessment during the fourth quarter of 2018 and determined that it is not likely that the fair value of the assets is less than their carrying value. If it is determined that it is more likely than not that the fair value of the assets is less than their carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative impairment test as required, in which it would use a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value, then an impairment amount is recorded for the difference. During the years ended December 31, 2018, 2017, and 2016, there were no additions to goodwill or marketing-related intangible assets or impairments of goodwill or marketing-related intangible assets. As of both December 31, 2018 and 2017, the marketing-related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2018 and 2017, the goodwill balance was $92.9 million and $96.9 million, respectively. The decrease in goodwill during the year ended December 31, 2018 was due to cumulative translation adjustments.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2018	2017
	(in millions)
Cash and cash equivalents	$1,198.9	$1,278.8
Restricted cash included in Prepaid expenses and other current assets	3.3	4.0
Restricted cash included in Other assets	12.8	12.7
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,215.0	$1,295.5

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

On December 22, 2017, the U.S. enacted the 2017 Tax Cuts and Jobs Act which contained several key tax provisions that affected the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, for a further description on income taxes and the impact of the U.S. Tax Reform. The Company has made an accounting policy election to account for global intangible low-taxed income as a period cost if and when incurred.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2018 as the annual requirement was met.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, the effective portion of the unrealized gains or losses on derivatives, and unrealized gains or losses on available-for-sale investments. See Note 8, Shareholders’ Deficit, for the description and detail of the components of accumulated other comprehensive loss.

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income of approximately $29.8 million, $50.8 million, and $34.2 million during the years ended December 31, 2018, 2017, and 2016, respectively, in other operating income within its consolidated statements of income, related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

On October 30, 2016, an arbitration tribunal awarded the Company approximately $29.7 million in connection with the re-audit of the Company’s 2010 to 2012 financial statements after the resignation of KPMG as the Company’s independent registered public accounting firm. This amount has been recognized in other operating income within the Company’s consolidated statement of income for the year ended December 31, 2016.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $41.1 million, $55.7 million, and $64.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding stock appreciation rights, or SARs, stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Weighted-average shares used in basic computations	140.2	158.5	166.1
Dilutive effect of exercise of equity grants outstanding	6.3	7.2	6.1
Dilutive effect of 2019 Convertible Notes	3.0	—	—
Weighted-average shares used in diluted computations	149.5	165.7	172.2

There were an aggregate of 1.4 million, 6.9 million, and 9.1 million of equity grants, consisting of SARs and stock units that were outstanding during the years ended December 31, 2018, 2017, and 2016, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company will settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2019 Convertible Notes. The dilutive impact for the year ended December 31, 2018 is disclosed in the table above. For the years ended December 31, 2017 and 2016, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2019 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2017 and 2016. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the year ended December 31, 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the year ended December 31, 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

The capped call transactions executed in connection with the issuance of the 2019 Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the prepaid forward share repurchase transactions executed in connection with the issuance of the 2019 Convertible Notes are treated as retired shares for basic and diluted EPS purposes. See Note 8, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

See Note 8, Shareholders’ Deficit, for a discussion of how common shares repurchased by the Company’s indirect wholly-owned subsidiary are treated under U.S. GAAP.

Revenue Recognition

As a result of applying ASC 606, the impact to the Company’s consolidated balance sheet as of December 31, 2018 was as follows:

	December 31, 2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Assets:
Receivables, net of allowance for doubtful accounts	$70.5	$5.4	$75.9
Inventories	381.8	(1.0)	380.8
Total assets	2,789.8	4.4	2,794.2
Liabilities:
Royalty overrides	281.4	2.5	283.9
Total liabilities	3,513.2	2.5	3,515.7
Shareholders’ deficit:
Accumulated deficit	(526.3)	1.9	(524.4)
Total shareholders’ deficit	(723.4)	1.9	(721.5)
Total liabilities and shareholders’ deficit	2,789.8	4.4	2,794.2

As a result of applying ASC 606, the impact to the Company’s consolidated statement of income for the year ended December 31, 2018 was as follows:

	Year Ended December 31,
	2018
	As reported	Impact due to ASC 606	Without adoption
	(in millions)
Net sales	$4,891.8	$(25.1)	$4,866.7
Cost of sales	919.3	(0.4)	918.9
Gross profit	3,972.5	(24.7)	3,947.8
Royalty overrides	1,364.0	(1.0)	1,363.0
Selling, general, and administrative expenses	1,955.2	(23.2)	1,932.0
Other operating income	(29.8)	—	(29.8)
Operating income	683.1	(0.5)	682.6
Interest expense	181.0	—	181.0
Interest income	19.4	—	19.4
Other expense, net	57.3	—	57.3
Income before income taxes	464.2	(0.5)	463.7
Income taxes	167.6	(0.2)	167.4
Net income	$296.6	$(0.3)	$296.3

As a result of applying ASC 606, the impact to the Company’s consolidated statement of cash flows as of December 31, 2018 was not material.

The Company’s net sales consist of product sales. In general, the Company's performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For China Independent Service Providers and for third-party importers utilized in certain other countries where sales historically have not been material, the Company recognizes revenue based on the Company’s estimate of when the service provider or third-party importer sells the products because the Company is deemed to be the principal party of these product sales under ASC 606 due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third-party importers; this timing difference relating to the Company recognizing revenues when these third-party entities sell the products compared to when the Company delivers the products to them did not have a material impact to the Company’s consolidated net sales for the periods presented.

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

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China Independent Service Providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. Under ASC 606, as the Company is the principal party of the product sales as described above, the service fees payable to China Independent Service Providers and the compensation received by third-party importers for the services they provide are recorded in selling, general, and administrative expenses within the Company’s consolidated statements of income. For the periods presented under ASC 605, the service fees payable to its China Independent Service Providers were similarly recognized in selling, general, and administrative expenses within the Company’s consolidated statements of income as they are under ASC 606. However, under ASC 605, the compensation received by third-party importers for the services they provide, which represents the discount provided to them, was recorded as a reduction to net sales, which differs from the treatment under ASC 606 as described above. This change in the accounting treatment under ASC 606 of the compensation for services provided by the Company’s third-party importers did not impact the Company’s consolidated net income and was not material to the Company’s consolidated net sales for the periods presented.

The Company recognizes revenue when it delivers products to its United States Members; distributor allowances, inclusive of discounts and wholesale commissions, are recorded as a reduction to net sales; and royalty overrides are classified as an operating expense.

Shipping and handling services relating to product sales are recognized as fulfillment activities on the Company’s performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues under ASC 606. Shipping and handling revenues related to product sales were $248.0 million, $227.4 million, and $244.2 million for the years ended December 31, 2018, 2017, and 2016, respectively, and represent less than 6% of the Company’s consolidated net sales during each of those years. Shipping and handling costs paid by the Company are included in cost of sales.

The Company presents sales taxes collected from customers on a net basis.

The Company generally receives the net sales price in cash or through credit card payments at the point of sale.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China Independent Service Providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2018, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2017 and any remaining such balance was not material as of December 31, 2018. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.9 million and $3.9 million as of December 31, 2018 and 2017, respectively.

The Company’s products are grouped in five principal categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the regions with the Company’s Primary Reporting Segment. See Note 10, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Non-Cash Investing and Financing Activities

During the years ended December 31, 2018, 2017, and 2016, the Company recorded $10.2 million, $10.1 million, and $12.7 million, respectively, of non-cash capital expenditures.

During the year ended December 31, 2018, the Company did not record any non-cash borrowings that were used to finance software maintenance. During the years ended December 31, 2017 and 2016, the Company recorded $2.3 million and $20.8 million, respectively, of non-cash borrowings that were used to finance software maintenance. Additionally, see Note 8, Shareholders’ Deficit, for information on the Company’s non-cash financing activities related to the CVR provided to the participants of the October 2017 modified Dutch auction tender offer, as well as share repurchases for which payment was made subsequent to year end.

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

3. Inventories

The following are the major classes of inventory:

	December 31,
	2018	2017
	(in millions)
Raw materials	$51.9	$44.2
Work in process	7.1	4.8
Finished goods	322.8	292.2
Total	$381.8	$341.2

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2018	2017
	(in millions)
Borrowings under 2017 senior secured credit facility, carrying value	$—	$1,190.2
Borrowings under 2018 senior secured credit facility, carrying value	983.6	—
2.00% convertible senior notes due 2019, carrying value of liability component	656.4	1,070.0
2.625% convertible senior notes due 2024, carrying value of liability component	416.0	—
7.250% senior notes due 2026, carrying value	394.8	—
Other	3.0	7.9
Total	2,453.8	2,268.1
Less: current portion	678.9	102.4
Long-term portion	$1,774.9	$2,165.7

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

On February 15, 2017, the Company entered into a $1,450.0 million senior secured credit facility, or the 2017 Credit Facility, consisting of a $1,300.0 million term loan B, or the 2017 Term Loan B, and a $150.0 million revolving credit facility, or the 2017 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2017 Revolving Credit Facility was to mature on February 15, 2022 and the 2017 Term Loan B was to mature on February 15, 2023. The 2017 Credit Facility was amended, effective March 16, 2018, to make certain technical amendments in connection with the offering of the 2024 Convertible Notes, as defined below. The Company terminated the 2017 Credit Facility on August 16, 2018 and the $1,178.1 million outstanding was repaid in full. Prior to its termination, the 2017 Term Loan B most recently bore interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%, and the 2017 Revolving Credit Facility most recently bore interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%, based on the Company’s consolidated leverage ratio. The eurocurrency rate was based on adjusted LIBOR and was subject to a floor of 0.75%. The base rate represented the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate set by Credit Suisse, and was subject to a floor of 1.75%.

The 2017 Term Loan B was issued to the lenders at a 2% discount, or $26.0 million. The Company incurred approximately $22.6 million of debt issuance costs in connection with the 2017 Credit Facility. The debt issuance costs and the discount were recorded on the Company’s consolidated balance sheet and were being amortized over the life of the 2017 Credit Facility using the effective-interest method. The Company wrote off all remaining unamortized debt issuance costs and discount related to the 2017 Credit Facility upon its termination, which is included in the loss on extinguishment as described below.

On August 16, 2018, the Company entered into a new $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023 and the 2018 Term Loan B matures on August 18, 2025. However, the 2018 Term Loan A and 2018 Revolving Credit Facility will both mature on February 14, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on such date. In addition, the 2018 Term Loan B will mature on either: (i) May 16, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on such date; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on such date. The Company did not exceed those certain leverage ratios as of February 14, 2019 and as such, the 2018 Term Loan A and 2018 Revolving Credit Facility will continue to mature on August 16, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which is recorded in other expense (income), net within the Company’s consolidated statement of income for the year ended December 31, 2018.

The 2018 Term Loan B was issued to the lenders at a 0.25% discount, or $1.9 million. The Company incurred approximately $11.7 million of debt issuance costs in connection with the 2018 Credit Facility. The discount and debt issuance costs are recorded on the Company’s consolidated balance sheet and are being amortized over the life of the 2018 Credit Facility using the effective-interest method.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2018 and 2017, the Company was in compliance with its debt covenants under the 2018 Credit Facility and 2017 Credit Facility, respectively.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. On or prior to February 16, 2019, amounts voluntarily prepaid under the 2018 Term Loan A and 2018 Term Loan B will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company.

As of December 31, 2018 and 2017, the weighted-average interest rate for borrowings under the 2018 Credit Facility and 2017 Credit Facility was 6.80% and 6.79%, respectively.

During the year ended December 31, 2018, the Company borrowed an aggregate amount of $1,000.0 million under the 2018 Credit Facility and repaid a total amount of $1,231.9 million, including $5.0 million on amounts outstanding under the 2018 Credit Facility and $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. During the year ended December 31, 2017, the Company borrowed an aggregate amount of $1,300.0 million under the 2017 Credit Facility and repaid a total amount of $483.1 million, including $73.1 million on amounts outstanding under the 2017 Credit Facility and $410.0 million to repay in full amounts outstanding under the 2011 Credit Facility. During the year ended December 31, 2016, the Company borrowed an aggregate amount of $200.0 million and repaid a total amount of $429.7 million on amounts outstanding under the 2011 Credit Facility. As of December 31, 2018 and 2017, the U.S. dollar amount outstanding under the 2018 Credit Facility and 2017 Credit Facility was $995.0 million and $1,226.9 million, respectively. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. Of the $1,226.9 million outstanding under the 2017 Credit Facility as of December 31, 2017, $1,226.9 million was outstanding under the 2017 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility and 2017 Revolving Credit Facility as of December 31, 2018 and 2017, respectively. There were no outstanding foreign currency borrowings as of December 31, 2018 and 2017 under the 2018 Credit Facility and 2017 Credit Facility, respectively.

During the year ended December 31, 2018, the Company recognized $83.6 million of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $2.9 million relating to non-cash interest expense relating to the debt discount and $3.2 million relating to amortization of debt issuance costs. During the year ended December 31, 2017, the Company recognized $87.0 million of interest expense relating to the 2017 Credit Facility and 2011 Credit Facility, which included $4.2 million relating to non-cash interest expense relating to the debt discount and $4.4 million relating to amortization of debt issuance costs. During the year ended December 31, 2016, the Company recognized $24.1 million of interest expense relating to the 2011 Credit Facility, which included $4.1 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2018, the carrying value of the 2018 Term Loan A was $245.4 million and the fair value was approximately $240.7 million. The fair values of the outstanding borrowings under the 2018 Term Loan B and the 2017 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2018 and 2017, the carrying amount of the 2018 Term Loan B and 2017 Term Loan B was $738.2 million and $1,190.2 million, respectively, and the fair value was approximately $729.3 million and $1,226.1 million, respectively.

Convertible Senior Notes due 2019

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Convertible Notes prior to their stated maturity date. Holders of the 2019 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2019 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2019 Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 23.1816 common shares per $1,000 principal amount of the 2019 Convertible Notes, or an initial conversion price of approximately $43.14 per common share, based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Basis of Presentation. The conversion rate is subject to adjustment upon the occurrence of certain events and was 23.2245 common shares per $1,000 principal amount of the 2019 Convertible Notes, or a conversion price of approximately $43.06 per common share, as of December 31, 2018. As of December 31, 2018, the if-converted value of the 2019 Convertible Notes exceeded their outstanding principal amount by $249.1 million since the closing price of the Company's common shares was $58.95 compared to the conversion price of $43.06. The Company has entered into capped call transactions with respect to its common shares, which are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the capped call transactions. See Note 8, Shareholders’ Deficit, for additional discussion on the capped call transactions.

During the fourth quarter of 2018, the last reported sale price of the Company’s common shares exceeded 130% of the conversion price for the 2019 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As such, the 2019 Convertible Notes will be convertible at the holders’ option during the first quarter of 2019. The Company will reclassify the difference between the aggregate principal amount and the carrying value of the 2019 Convertible Notes of approximately $18.6 million from additional paid-in capital to temporary equity on its consolidated balance sheet on January 1, 2019.

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the 2019 Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2019 Convertible Notes. The $21.5 million of debt issuance costs recorded on the Company’s consolidated balance sheet are being amortized over the contractual term of the 2019 Convertible Notes using the effective-interest method.

During February 2014, the $1.15 billion aggregate principal amount of the 2019 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2019 Convertible Notes as a whole. Since the Company must still settle these 2019 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the 2019 Convertible Notes remain outstanding. The effective-interest rate on the 2019 Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

During March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and is recorded in other expense (income), net within the Company’s consolidated statement of income. The accounting impact of the new 2024 Convertible Notes is described in further detail below.

As of December 31, 2018, the remaining outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $18.6 million, and the carrying amount of the liability component was $656.4 million, which was recorded to Current portion of long-term debt within the Company’s consolidated balance sheet. As of December 31, 2017, the outstanding principal on the 2019 Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs were $80.0 million, and the carrying amount of the liability component was $1,070.0 million, which was recorded to Long-term debt within the Company’s consolidated balance sheet. The fair value of the liability component relating to the 2019 Convertible Notes was approximately $662.1 million and $1,066.0 million as of December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017, and 2016, the Company recognized $48.5 million, $68.2 million, and $65.3 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $29.8 million, $41.2 million, and $38.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $2.9 million, $4.0 million, and $3.8 million, respectively, relating to amortization of debt issuance costs.

In conjunction with the issuance of the 2019 Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. Subsequently, in conjunction with the repurchase of a portion of the 2019 Convertible Notes, during March 2018, the Company entered into agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions. See Note 8, Shareholders’ Deficit, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share, based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Basis of Presentation. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of December 31, 2018.

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

As of December 31, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $134.0 million, and the carrying amount of the liability component was $416.0 million, which was recorded to Long-term debt within the Company’s consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $448.1 million as of December 31, 2018.

During the year ended December 31, 2018, the Company recognized $26.6 million of interest expense relating to the 2024 Convertible Notes, which included $14.5 million relating to non-cash interest expense relating to the debt discount and $1.0 million relating to amortization of debt issuance costs.

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

As of December 31, 2018, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $5.2 million, and the carrying amount was $394.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2026 Notes was approximately $394.6 million as of December 31, 2018 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the year ended December 31, 2018, the Company recognized $11.1 million of interest expense relating to the 2026 Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $181.0 million, $160.8 million, and $99.3 million, for the years ended December 31, 2018, 2017, and 2016, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2018, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2019	$697.5
2020	22.0
2021	26.3
2022	27.8
2023	188.7
Thereafter	1,660.6
Total	$2,622.9

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2018, the Company had $38.2 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 7, Contingencies.

5. Lease Obligations

The Company has warehouse, office, furniture, fixtures, and equipment leases, which expire at various dates through 2033. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases as of December 31, 2018 were as follows:

Operating Leases
(in millions)
2019	$43.1
2020	36.3
2021	27.4
2022	23.0
2023	12.5
Thereafter	111.4
Total	$253.7

The Company recognizes rental expense on a straight-line basis. Rental expense, which is included in selling, general, and administrative expenses within the Company’s consolidated statements of income, was $61.1 million, $56.2 million, and $53.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

There was no material property, plant, and equipment under capital leases included in property, plant, and equipment on the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $5.7 million, $4.8 million, and $4.8 million during the years ended December 31, 2018, 2017, and 2016, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $6.6 million, $6.4 million, and $5.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was a benefit of $2.7 million for the year ended December 31, 2018 and an expense of $6.7 million, and $3.6 million for the years ended December 31, 2017 and 2016, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $51.3 million and $58.1 million as of December 31, 2018 and 2017, respectively, and is included in Other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $31.2 million and $33.6 million as of December 31, 2018 and 2017, respectively, and is included in Other assets within the Company’s consolidated balance sheets.

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

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $58.3 million, translated at the December 31, 2018 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. On May 11, 2017, the Company filed a further appeal to the Supreme Court of Mexico. On June 14, 2017, the Supreme Court of Mexico agreed to hear the appeal. On December 14, 2018, the Supreme Court of Mexico held a public hearing at which a decision was adopted in favor of the Company, revoking previous court rulings and remanding the case back to the trial court so the assessment could be nullified. The remand process administered by the Federal Tax Court concluded in favor of the Company, nullifying the VAT and Excise Tax assessment for fiscal years 2005 and 2006. The Company has not recognized a loss as the case was concluded in the Company’s favor.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $14.9 million, translated at the December 31, 2018 spot rate, related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and litigation is ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company issued a surety bond in the amount of $18.4 million, translated at the December 31, 2018 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment, and the surety bond remained effective as of December 31, 2018.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2018, the Company had $33.1 million of Mexico VAT related assets, of which $24.3 million was within non-current other assets and $8.8 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members during 2004. On March 6, 2014, the Company was notified of a similar audit of the 2011 year, and in January 2016, the Company received a tax assessment related to contributions based on payments to the Company’s Members during 2011. The Company received a favorable decision from the Administrative Council of Tax Appeals for the 2004 and 2011 cases in September 2018. On October 31, 2018 and November 19, 2018, the government filed appeals relating to the 2004 and 2011 cases for which the combined total is $6.4 million, translated at the December 31, 2018 spot rate. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $41.5 million, translated at the December 31, 2018 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict is currently pending. During August 2017, for the state of São Paulo, the Company received an assessment in the aggregate amount of approximately $15.4 million, translated at the December 31, 2018 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $9.1 million, translated at the December 31, 2018 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $11.2 million, translated at the December 31, 2018 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $6.3 million, translated at the December 31, 2018 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $9.0 million, translated at the December 31, 2018 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.8 million, translated at the December 31, 2018 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its consolidated balance sheet. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the statute of limitations is open for 2007 and later years in Greece. Despite the assessment amount being immaterial, the Company could receive similar assessments covering other years. The Company continues to litigate the assessment. The Company has not recognized a loss as it does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

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

As previously disclosed, the SEC and the Department of Justice (“DOJ”) have been conducting an investigation into the Company’s compliance with the Foreign Corrupt Practices Act (“FCPA”) in China, which is mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. This investigation is proceeding, with the government continuing to request documents and other information relating to these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate and engage in discussions with the SEC and DOJ. Although a likely outcome could include a resolution or government action, the Company cannot predict the eventual scope, duration, or outcome of the government investigation at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate the amount of loss relating to this matter.

The SEC has also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. While the Company believes this SEC investigation is nearing conclusion, and although a likely outcome could include a resolution or enforcement action, the Company cannot predict the eventual scope, duration, or outcome of this investigation at this time. The possible range of outcomes includes discussions leading to a settlement which could include a monetary payment and other relief, the filing by the SEC of a civil complaint or administrative action, or the closure of this matter without action. At the present time, the Company is unable to reasonably estimate the amount of loss relating to this matter.

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

In September 2017, one of the Company’s warehouses located in Mexico sustained flooding which damaged certain inventory stored within the warehouse. The Company maintains insurance coverage with third-party carriers on the affected property. As of December 31, 2018, the Company has recorded a loss relating to the damaged inventory and has recognized a combined equal and offsetting receivable and cash relating to the insurance recoveries. This event did not have a material negative impact on the Company’s Mexico operations or its consolidated financial statements.

8. Shareholders’ Deficit

The Company had 142.8 million, 164.7 million, and 186.3 million common shares outstanding as of December 31, 2018, 2017, and 2016, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2018. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

On April 28, 2014, the Company announced that its board of directors approved terminating its quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2018 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Company did not pay or declare any dividends during the fiscal years ended December 31, 2018, 2017, and 2016.

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2018, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes. During the year ended December 31, 2018, the Forward Counterparties delivered approximately 13.9 million shares to the Company, which were subsequently retired by the Company, and as a result, the Company expensed $4.3 million of unamortized non-cash issuance costs relating to these shares, which is included in the non-cash interest expense amount disclosed below. As of December 31, 2018, approximately 6.0 million shares still remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ deficit within its consolidated balance sheet was increased by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in capital, respectively, within total shareholders’ deficit. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the years ended December 31, 2018, 2017, and 2016, the Company recognized $9.2 million, $6.5 million, and $6.5 million, respectively of non-cash interest expense within its consolidated statements of income relating to amortization of these non-cash issuance costs.

During the year ended December 31, 2018, an indirect wholly-owned subsidiary of the Company purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. During the year ended December 31, 2017, an indirect wholly-owned subsidiary of the Company purchased approximately 10.0 million of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $328.6 million, or an average cost of $32.81 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both December 31, 2018 and 2017, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of its common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. In October 2017, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 13.5 million of its common shares at an aggregate cost of approximately $457.8 million, or $34.00 per share. In total, the Company repurchased 11.4 million and 23.5 million of its common shares at an aggregate cost of approximately $600.3 million and $786.4 million, or an average cost of $52.49 and $33.49 per share, during the years ended December 31, 2018 and 2017, respectively. The Company did not repurchase any of its common shares in the open market during the year ended December 31, 2016.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company's consolidated balance sheet with corresponding gains or losses being recognized in other expense (income), net within the Company's consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. The Company recognized an $8.8 million loss in other expense (income), net within its consolidated statement of income during the year ended December 31, 2018 due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of the Company’s common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expires pursuant to its terms. The Company recognized a $0.4 million gain in other expense (income), net within its consolidated statement of income during the year ended December 31, 2017 due to the change in the fair value of the CVR. As of December 31, 2018 and 2017, the fair value of the CVR was $15.7 million and $6.9 million, respectively.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2018, 2017, and 2016, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s consolidated balance sheets.

For the years ended December 31, 2018, 2017, and 2016, the Company’s share repurchases, inclusive of transaction costs and the issuance of the CVR, were $600.7 million, $795.3 million, and none, respectively, under the Company’s share repurchase programs, and $145.4 million, $60.4 million, and $13.2 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2018, 2017, and 2016, the Company’s total share repurchases, including shares withheld for tax purposes, were $746.1 million, $855.7 million, and $13.2 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets. The Company recorded $750.3 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December 31, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s consolidated balance sheet as of December 31, 2017 but were subsequently paid during the year ended December 31, 2018. The Company recorded $844.2 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December 31, 2017, which excludes $4.2 million of share repurchases for which payment was made subsequent to the year end and therefore reflected as a liability within the Company’s consolidated balance sheet as of December 31, 2017, and the $7.3 million initial fair value of the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Basis of Presentation, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share based on the retroactive adjustment due to the Company’s two-for-one stock split described in Note 2, Basis of Presentation. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As of December 31, 2018, the weighted-average adjusted cap price was approximately $54.30 per common share. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ deficit on its consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

During March 2018, in connection with the Company’s repurchase of a portion of the 2019 Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions, in each case, in a notional amount corresponding to the aggregate principal amount of 2019 Convertible Notes that were repurchased. As a result of terminating a portion of the Capped Call Transactions, which were in a favorable position, the Company received $55.9 million in cash and recognized an offsetting increase to additional paid-in capital as of December 31, 2018.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2018, 2017, and 2016:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Other	Total
	(in millions)
Balance as of December 31, 2015	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive (loss) income before reclassifications, net of tax	(32.5)	8.4	—	(24.1)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(15.4)	(0.1)	(15.5)
Total other comprehensive loss, net of reclassifications	(32.5)	(7.0)	(0.1)	(39.6)
Balance as of December 31, 2016	(215.5)	10.4	—	(205.1)
Other comprehensive income (loss) before reclassifications, net of tax	44.9	(7.9)	—	37.0
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	2.7	—	2.7
Total other comprehensive income (loss), net of reclassifications	44.9	(5.2)	—	39.7
Balance as of December 31, 2017	(170.6)	5.2	—	(165.4)
Other comprehensive (loss) income before reclassifications, net of tax	(41.0)	(3.6)	—	(44.6)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.2	—	0.2
Total other comprehensive (loss) income, net of reclassifications	(41.0)	(3.4)	—	(44.4)
Balance as of December 31, 2018	$(211.6)	$1.8	$—	$(209.8)

(1)

See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2018, 2017, and 2016.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $2.7 million for foreign currency translation adjustments for the year ended December 31, 2018.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.7 million for foreign currency translation adjustments for the year ended December 31, 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.2 million and tax benefit of $0.3 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the year ended December 31, 2016. Amounts reclassified from accumulated other comprehensive loss to income was net of tax expense of $0.1 million for unrealized gain (loss) on available-for-sale investments for the year ended December 31, 2016.

9. Share-Based Compensation

The Company has four share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 17,400,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The purpose of the Independent Directors Stock Unit Plan and the Non-Management Directors Plan is to facilitate equity ownership in the Company by its directors through equity awards. As of December 31, 2018, an aggregate of approximately 6.3 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

The Company’s share-based compensation plans generally provide for grants of stock options, SARs, and stock unit awards, which are collectively referred to herein as awards. Certain SARs generally vest annually over a three-year period. The contractual term of stock options and SARs is generally ten years. Certain stock unit awards under the 2014 Stock Incentive Plan vest annually over a three year period. Certain stock unit awards subject to service and performance conditions vest after the passage of a performance period as determined by the compensation committee of the Company’s board of directors. Stock unit awards granted to directors generally vest over a one-year period.

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2018 include SARs and stock unit awards.

There were no SARs with performance conditions granted during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company granted SARs with performance conditions to certain employees. These awards generally vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

There were no SARs with service conditions granted during the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company granted SARs with service conditions to certain employees. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method.

During the years ended December 31, 2018 and 2017, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2020 and December 31, 2019, respectively, subject to their continued employment through that date and the achievement of certain performance conditions. The performance conditions include targets for local currency net sales, Volume Points, adjusted earnings before interest and taxes, and adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

During the years ended December 31, 2018 and 2017, the Company granted stock unit awards with service conditions to directors and certain employees.

Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. For the years ended December 31, 2018, 2017, and 2016, share-based compensation expense relating to service condition awards amounted to $26.2 million, $24.4 million, and $23.9 million, respectively. For the years ended December 31, 2018, 2017, and 2016, share-based compensation expense relating to market condition awards amounted to less than $0.1 million, $1.3 million, and $0.4 million, respectively. For the years ended December 31, 2018, 2017, and 2016, share-based compensation expense relating to performance condition awards amounted to $9.2 million, $16.4 million, and $15.9 million, respectively. For the years ended December 31, 2018, 2017, and 2016, the related income tax benefits recognized in earnings for all awards amounted to $8.1 million, $9.4 million, and $14.8 million, respectively. Excess tax benefits on share-based compensation arrangements totaled $53.1 million, $31.1 million, and $0.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, the total unrecognized compensation cost related to non-vested service condition stock awards was $38.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of December 31, 2018, the total unrecognized compensation cost related to non-vested performance condition awards was $11.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

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

There were no SARs granted during the year ended December 31, 2018. There were no SARs granted to independent directors during the years ended December 31, 2017, and 2016.

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
	2017	2016
Expected volatility	49.2%	49.6%
Dividend yield	0.0%	0.1%
Expected term	6.0 years	6.0 years
Risk-free interest rate	2.2%	1.2%

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for performance condition SARs awards granted during the years ended December 31, 2017, and 2016:

	Year Ended December 31,
	2017	2016
Expected volatility	49.6%	49.6%
Dividend yield	0.0%	0.0%
Expected term	6.1 years	6.0 years
Risk-free interest rate	2.2%	1.2%

The following table summarizes the activities for SARs under all share-based compensation plans for the year ended December 31, 2018:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2017(2)(3)	19,193	$23.36	6.2 years	$212.0
Granted	—	$—
Exercised(4)	(10,369)	$20.34
Forfeited(5)	(354)	$28.91
Outstanding as of December 31, 2018(2)(3)	8,470	$26.82	6.1 years	$272.1
Exercisable as of December 31, 2018(6)	5,220	$25.03	5.0 years	$177.1
Vested and expected to vest as of December 31, 2018	8,279	$26.76	6.0 years	$266.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million and 0.2 million market condition SARS as of December 31, 2018 and 2017, respectively.
(3)	Includes 3.1 million and 6.2 million performance condition SARs as of December 31, 2018 and 2017, respectively.
(4)	Includes 0.2 million market condition and 3.0 million performance condition SARs.
(5)	Includes 0.1 million performance condition SARs.
(6)	Includes less than 0.1 million market condition and 1.8 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2017 and 2016 was $14.32 and $14.67, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the years ended December 31, 2017 and 2016 was $14.16 and $14.85 respectively. The total intrinsic value of service condition SARs exercised during the years ended December 31, 2018, 2017, and 2016 was $211.0 million, $122.8 million, and $32.3 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2018, 2017, and 2016 was $95.0 million, $3.1 million, and $0.7 million, respectively. The total intrinsic value of market condition SARs exercised during the year ended December 31, 2018 was $7.8 million. There were no market condition SARS exercised during the years ended December 31, 2017 and 2016.

The following table summarizes the activities for stock units under all share-based compensation plans for the year ended December 31, 2018:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2017(1)	326	$34.34
Granted(2)	1,386	$43.75
Vested	(44)	$35.62
Forfeited	(57)	$43.15
Outstanding and nonvested as of December 31, 2018(1)	1,611	$42.09
Expected to vest as of December 31, 2018(3)	1,111	$43.47

(1)	Includes 708,836 and 268,776 performance based stock unit awards as of December 31, 2018 and 2017, respectively, which represents the maximum amount that can vest.
(2)	Includes 440,060 performance-based stock unit awards, which represents the maximum amount that can vest.
(3)	Includes 261,297 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2018, 2017, and 2016 was $2.2 million, $2.0 million, and $2.1 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4 million common shares. As of December 31, 2018, approximately 3.3 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10. Segment Information

The Company is a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. The Company’s products are manufactured by the Company in its Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility, as well as by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of December 31, 2018, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Net sales:
Primary Reporting Segment	$3,884.2	$3,541.8	$3,619.6
China	1,007.6	885.9	868.8
Total net sales	$4,891.8	$4,427.7	$4,488.4
Contribution margin(1):
Primary Reporting Segment	$1,693.5	$1,534.2	$1,571.9
China(2)	915.0	790.7	789.3
Total contribution margin	$2,608.5	$2,324.9	$2,361.2
Selling, general, and administrative expenses(2)	1,955.2	1,758.6	1,966.9
Other operating income	(29.8)	(50.8)	(63.8)
Interest expense	181.0	160.8	99.3
Interest income	19.4	14.5	5.9
Other expense (income), net	57.3	(0.4)	—
Income before income taxes	464.2	471.2	364.7
Income taxes	167.6	257.3	104.7
Net income	$296.6	$213.9	$260.0
Net sales by product line:
Weight Management	$3,105.8	$2,842.5	$2,864.5
Targeted Nutrition	1,243.5	1,082.8	1,062.8
Energy, Sports, and Fitness	308.4	263.8	268.4
Outer Nutrition	91.9	93.9	110.4
Literature, Promotional, and Other(3)	142.2	144.7	182.3
Total net sales	$4,891.8	$4,427.7	$4,488.4
Net sales by geographic area:
United States	$925.9	$818.3	$935.0
China	1,007.6	885.9	868.8
Mexico	467.9	442.7	446.6
Others	2,490.4	2,280.8	2,238.0
Total net sales	$4,891.8	$4,427.7	$4,488.4

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China Independent Service Providers.
(2)

Service fees to China Independent Service Providers totaling $523.2 million, $419.5 million, and $407.1 million for the years ended December 31, 2018, 2017, and 2016, respectively, are included in selling, general, and administrative expenses.

(3)	Product buy backs and returns in all product categories are included in the Literature, Promotional, and Other category.

As of December 31, 2018 and 2017, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $89.8 million and $93.6 million, respectively. Goodwill allocated to the China segment was $3.1 million and $3.3 million as of December 31, 2018 and 2017, respectively.

The following table sets forth property, plant and equipment and deferred tax assets by geographic area:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Property, plant, and equipment, net:
United States	$285.2	$289.8	$290.7
Foreign	74.8	87.7	87.3
Total property, plant, and equipment, net	$360.0	$377.5	$378.0
Deferred tax assets:
United States	$90.7	$103.6	$218.7
Foreign	74.9	70.9	62.5
Total deferred tax assets	$165.6	$174.5	$281.2

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2018 and 2017, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheets was $870.3 million and $1,133.5 million, respectively, of which $309.4 million and $633.3 million, respectively, was maintained or invested in U.S. dollars. As of December 31, 2018 and 2017, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $328.6 million and $145.3 million, respectively.

11. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general, and administrative expenses in the Company’s consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of December 31, 2018 and 2017, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $43.8 million and $104.9 million, respectively. As of December 31, 2018, these outstanding contracts were expected to mature over the next eleven months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2018, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2017, the Company recorded assets at fair value of $2.9 million and liabilities at fair value of $4.0 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2018, 2017, and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of December 31, 2018 and 2017.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2018 and 2017:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2018
Buy Brazilian real sell U.S. dollar	3.92	$4.3	$—
Buy British pound sell Euro	0.90	8.3	—
Buy British pound sell U.S. dollar	1.27	2.7	—
Buy Chinese yuan sell Euro	8.14	58.6	1.7
Buy Colombian peso sell U.S. dollar	3,313.00	1.8	—
Buy Euro sell Australian dollar	1.61	1.1	—
Buy Euro sell British pound	0.91	4.7	—
Buy Euro sell Canadian dollar	1.55	0.2	—
Buy Euro sell Chinese yuan	7.91	6.3	—
Buy Euro sell Ghanaian cedi	5.73	8.5	(0.2)
Buy Euro sell Hong Kong dollar	8.90	1.1	—
Buy Euro sell Indonesian rupiah	16,780.97	7.3	(0.1)
Buy Euro sell Japanese yen	128.00	0.3	—
Buy Euro sell Kazakhstani tenge	431.37	0.7	—
Buy Euro sell Malaysian ringgit	4.79	3.7	—
Buy Euro sell Mexican peso	23.48	55.0	(0.9)
Buy Euro sell Peruvian nuevo sol	3.83	2.2	—
Buy Euro sell Philippine peso	60.58	3.9	—
Buy Euro sell Russian ruble	78.87	3.3	—
Buy Euro sell South African rand	16.55	4.6	0.1
Buy Euro sell Taiwan dollar	34.98	1.2	—
Buy Euro sell Thai baht	37.32	0.8	—
Buy Euro sell U.S. dollar	1.15	51.2	(0.1)
Buy Euro sell Ukrainian hryvnia	32.28	2.6	—
Buy Hong Kong dollar sell Euro	9.00	3.1	—
Buy Indian rupee sell U.S. dollar	70.32	1.5	—
Buy Indonesian rupiah sell U.S. dollar	14,670.00	7.0	0.1
Buy Korean won sell U.S. dollar	1,116.38	5.0	0.1
Buy Mexican peso sell Euro	22.89	10.9	0.1
Buy Mexican peso sell U.S. dollar	19.68	0.7	—
Buy Norwegian krone sell U.S. dollar	8.69	1.2	—
Buy Philippine peso sell Euro	60.27	1.5	—
Buy Swedish krona sell U.S. dollar	8.90	1.1	—
Buy Taiwan dollar sell U.S. dollar	30.17	9.4	0.1
Buy U.S. dollar sell Brazilian real	3.85	4.4	—
Buy U.S. dollar sell British pound	1.27	1.4	—
Buy U.S. dollar sell Colombian peso	3,262.80	1.4	—
Buy U.S. dollar sell Euro	1.16	97.6	0.5
Buy U.S. dollar sell Mexican peso	22.02	4.9	0.2
Total forward contracts		$385.5	$1.6

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2017
Buy Argentine peso sell Euro	21.40	$0.5	$—
Buy Australian dollar sell Euro	1.55	0.9	—
Buy British pound sell Euro	0.88	3.4	(0.1)
Buy British pound sell U.S. dollar	1.35	2.8	—
Buy Canadian dollar sell Euro	1.52	0.5	—
Buy Chilean peso sell Euro	749.55	0.6	—
Buy Chinese yuan sell Euro	8.03	25.9	0.4
Buy Euro sell Argentine peso	21.46	0.5	—
Buy Euro sell Australian dollar	1.56	4.8	(0.1)
Buy Euro sell Canadian dollar	1.52	0.5	—
Buy Euro sell Chilean peso	749.35	1.1	—
Buy Euro sell Chinese yuan	7.84	26.5	0.2
Buy Euro sell Ghana cedi	5.61	3.0	(0.1)
Buy Euro sell Hong Kong dollar	9.26	6.8	0.1
Buy Euro sell Indonesian rupiah	16,113.59	11.5	0.1
Buy Euro sell Japanese yen	133.88	0.4	—
Buy Euro sell Kazakhstani tenge	401.40	1.7	—
Buy Euro sell Malaysian ringgit	4.84	1.6	—
Buy Euro sell Mexican peso	22.65	59.1	3.6
Buy Euro sell Peruvian nuevo sol	3.85	4.9	—
Buy Euro sell Philippine peso	60.03	5.3	—
Buy Euro sell Russian ruble	70.38	10.8	(0.1)
Buy Euro sell South African rand	16.37	3.8	(0.3)
Buy Euro sell Taiwan dollar	35.59	0.6	—
Buy Euro sell Thai baht	38.33	1.3	—
Buy Euro sell U.S. dollar	1.18	59.1	0.9
Buy Hong Kong dollar sell Euro	9.31	3.0	—
Buy Indonesian rupiah sell Euro	16,164.33	4.8	—
Buy Indonesian rupiah sell U.S. dollar	13,676.00	6.2	—
Buy Kazakhstani tenge sell U.S. dollar	338.75	0.9	—
Buy Korean won sell U.S. dollar	1,077.18	5.4	0.1
Buy Malaysian ringgit sell Euro	4.90	0.5	—
Buy Mexican peso sell Euro	22.97	7.1	(0.2)
Buy Norwegian krone sell U.S. dollar	8.26	1.2	—
Buy Peruvian nuevo sol sell Euro	3.85	2.3	—
Buy Russian ruble sell Euro	70.47	4.4	0.1
Buy South African rand sell Euro	15.18	0.9	—
Buy Swedish krona sell U.S. dollar	8.37	1.9	0.1
Buy Taiwan dollar sell U.S. dollar	29.78	5.9	0.1
Buy Thai baht sell Euro	38.69	2.2	—
Buy U.S. dollar sell British pound	1.34	6.8	(0.1)
Buy U.S. dollar sell Colombian peso	2,996.00	1.0	—
Buy U.S. dollar sell Euro	1.15	141.1	(5.3)
Buy U.S. dollar sell South African rand	13.93	1.9	(0.2)
Total forward contracts		$435.4	$(0.8)

The following tables summarize the derivative activity during the years ended December 31, 2018, 2017, and 2016 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2018, 2017, and 2016:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2018	2017	2016
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(3.6)	$(7.9)	$8.1

As of December 31, 2018, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $1.8 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2018, 2017, and 2016:

	Amount of (Loss) Gain Recognized in Income
	Year Ended December 31,
	2018	2017	2016	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges(1)	$(2.1)	$(0.1)	$0.2	Selling, general, and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(4.0)	$(8.6)	$(4.3)	Selling, general, and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness for the years ended December 31, 2018, 2017, and 2016.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2018, 2017, and 2016:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income
	Year Ended December 31,
	2018	2017	2016	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss to Income (Effective Portion)
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$3.6	$(0.5)	$14.7	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(3.8)	$(2.2)	$0.3	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2018 and 2017.

12. Income Taxes

The components of income before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Domestic	$(2.0)	$(29.0)	$(89.3)
Foreign	466.2	500.2	454.0
Total	$464.2	$471.2	$364.7

Income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Current:
Foreign	$150.7	$147.1	$127.9
Federal	24.9	10.6	12.4
State	0.1	1.8	0.8
	175.7	159.5	141.1
Deferred:
Foreign	(13.7)	(8.6)	12.5
Federal	8.0	106.4	(47.2)
State	(2.4)	—	(1.7)
	(8.1)	97.8	(36.4)
	$167.6	$257.3	$104.7

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$86.8	$78.5
Tax loss and credit carryforwards of certain foreign subsidiaries	168.1	137.6
Tax loss and domestic tax credit carryforwards	217.6	191.4
Deferred compensation plan	34.5	49.7
Deferred interest expense	26.1	—
Accrued vacation	4.9	4.4
Inventory reserve	6.5	7.4
Other	4.0	4.9
Gross deferred income tax assets	548.5	473.9
Less: valuation allowance	(382.9)	(299.4)
Total deferred income tax assets	$165.6	$174.5
Deferred income tax liabilities:
Intangible assets	$70.9	$71.1
Depreciation/amortization	2.4	5.4
Unremitted foreign earnings	12.6	20.5
Other	8.1	7.7
Total deferred income tax liabilities	94.0	104.7
Total net deferred tax assets	$71.6	$69.8

Tax loss and credit carryforwards of certain foreign subsidiaries for 2018 and 2017 were $168.1 million and $137.6 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $71.6 million will expire between 2019 and 2028 and $96.5 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2018 and 2017 were $211.0 million and $186.2 million, respectively, which are included in Tax loss and domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2020 and 2028. Domestic research and development tax credit carryforwards for 2018 and 2017 were $7.3 million and $4.8 million. If unused, domestic research and development tax credit carryforwards will expire in 2037. The deferred interest expense can be carried forward indefinitely. State tax loss carryforwards for 2018 and 2017 were $2.2 million and $0.4 million. If unused, state tax loss carryforwards will expire between 2022 and 2038.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. During the fourth quarter of 2017, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), the Company recorded a provisional net expense of $153.3 million. This amount, which is included in tax expense, predominantly consists of three components: (i) a $163.4 million charge caused by the establishment of a valuation allowance on deferred tax assets due to the Act’s changes in the sourcing and calculation of foreign income, which thereby limited the expected utilization of foreign tax credit carryforwards, (ii) a $5.5 million benefit resulting from the remeasurement of the Company’s net deferred tax liabilities in the U.S. based on the new lower corporate income tax rate, and (iii) a non-recurring benefit of $4.6 million related to additional foreign tax credits (a result of the impact of a one-time mandatory repatriation on previously unremitted earnings of certain non-U.S. subsidiaries that are owned either directly or indirectly by the U.S. parent).

Although the $153.3 million provisional net expense represented what the Company believed was a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it was considered provisional. Provisional items include, but are not limited to, foreign tax credits and associated valuation allowance, limitations on executive compensation, and the one-time tax on previously unremitted foreign earnings of U.S. subsidiaries. The Company continued to analyze regulatory guidance, including proposed regulations relating to foreign tax credits that were issued during the fourth quarter of 2018, and other information, including a continued inability to fully utilize foreign tax credits generated. Accordingly, the Company recorded an additional $29.5 million of expense during the fourth quarter of 2018, which was caused by the establishment of a valuation allowance on deferred tax assets relating to foreign tax credit carryforwards. As a result, the Company’s accounting for the ultimate tax effects of the Act has been finalized under SAB 118 as of December 31, 2018.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2018 and 2017, the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $382.9 million and $299.4 million, respectively. The change in the Company’s valuation allowance during 2018 of $83.5 million was related to $83.7 million of net additions charged to income tax expense, primarily related to the valuation allowance established for U.S. foreign tax credits described above, partially offset by $0.2 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2017 of $184.0 million was related to $183.7 million of net additions charged to income tax expense, primarily related to the valuation allowance established for U.S. foreign tax credits described above, and $0.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2016 of $5.9 million was related to $5.6 million of net reductions charged to income tax expense and $0.3 million of currency translation adjustments recognized within other comprehensive income.

As of December 31, 2018, the Company’s U.S. consolidated group had approximately $116.6 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. As of December 31, 2018, Herbalife Nutrition Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of the Company’s decision to invest in the China Growth and Impact Investment Fund, approximately $119.8 million of unremitted earnings were permanently reinvested as of December 31, 2018. Since Herbalife Nutrition Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2018 and 2017 was a deferred tax liability (net of valuation allowance) of $18.0 million and $29.1 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Nutrition Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 21% tax rate is applied for the year ended December 31, 2018 and a notional 35% tax rate is applied for the years ended December 31, 2017 and 2016 as follows:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Tax expense at United States statutory rate	$97.4	$164.9	$127.7
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	31.0	(42.7)	(16.6)
U.S. tax (benefit) on foreign income, net of foreign tax credits	(0.8)	(22.9)	(10.2)
Increase (decrease) in valuation allowances	83.7	183.7	(5.6)
State taxes, net of federal benefit	(1.5)	1.9	0.3
Unrecognized tax benefits	6.9	(4.0)	5.3
Excess tax benefits on equity awards	(53.1)	(31.1)	—
Other	4.0	7.5	3.8
Total	$167.6	$257.3	$104.7

As of December 31, 2018, the total amount of unrecognized tax benefits, including related interest and penalties was $65.2 million. If the total amount of unrecognized tax benefits was recognized, $46.8 million of unrecognized tax benefits, $10.0 million of interest, and $1.7 million of penalties would impact the effective tax rate. As of December 31, 2017, the total amount of unrecognized tax benefits, including related interest and penalties was $62.0 million. If the total amount of unrecognized tax benefits was recognized, $44.4 million of unrecognized tax benefits, $9.9 million of interest, and $1.5 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2018, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.0 million and $0.4 million, respectively. During the year ended December 31, 2017, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of less than $0.1 million and $0.8 million, respectively. During the year ended December 31, 2016, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.7 million and $0.7 million, respectively. As of December 31, 2018, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $10.0 million and $1.7 million, respectively. As of December 31, 2017, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $9.9 million and $1.5 million, respectively. As of December 31, 2016, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $9.4 million and $2.1 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in millions)
Beginning balance of unrecognized tax benefits	$50.6	$50.5	$49.4
Additions for current year tax positions	12.8	13.0	9.3
Additions for prior year tax positions	0.7	3.6	2.0
Reductions for prior year tax positions	(2.1)	(6.0)	(4.7)
Reductions for audit settlements	(0.5)	(7.1)	—
Reductions for the expiration of statutes of limitations	(4.8)	(6.2)	(4.2)
Changes due to foreign currency translation adjustments	(3.2)	2.8	(1.3)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	53.5	50.6	50.5
Interest and penalties associated with unrecognized tax benefits	11.7	11.4	11.5
Ending balance of unrecognized tax benefits (including interest and penalties)	$65.2	$62.0	$62.0

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2018, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2013.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $6.4 million within the next twelve months. Of this possible decrease, $0.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $6.0 million would be due to the expiration of statute of limitations in various jurisdictions.

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

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs are unobservable inputs for the asset or liability.

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date.

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2018 and 2017:

	Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2018	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2017
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.5	$2.9
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	2.8	2.9
		$3.3	$5.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$0.7	$4.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	1.0	2.6
		$1.7	$6.6

The Company’s CVR liability is measured at fair value and consisted of Level 3 inputs. See Note 8, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other current liabilities within the Company’s consolidated balance sheet as of December 31, 2018:

Contingent Value Right
(in millions)
Fair value as of December 31, 2017	$6.9
Net unrealized loss(1)	8.8
Fair value as of December 31, 2018	$15.7

(1)	Unrealized gains and losses related to the revaluation of the CVR are recorded in other expense (income), net within the Company’s consolidated statements of income.

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2018 and 2017:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2018
Foreign exchange currency contracts	$3.3	$(1.2)	$2.1
Total	$3.3	$(1.2)	$2.1
December 31, 2017
Foreign exchange currency contracts	$5.8	$(4.3)	$1.5
Total	$5.8	$(4.3)	$1.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2018
Foreign exchange currency contracts	$1.7	$(1.2)	$0.5
Total	$1.7	$(1.2)	$0.5
December 31, 2017
Foreign exchange currency contracts	$6.6	$(4.3)	$2.3
Total	$6.6	$(4.3)	$2.3

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2018 and 2017, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets include deferred compensation plan assets of $31.2 million and $33.6 million and deferred tax assets of $79.1 million and $77.5 million as of December 31, 2018 and 2017, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	December 31,
	2018	2017
	(in millions)
Accrued compensation	$137.9	$117.3
Accrued service fees to China Independent Service Providers	67.6	58.7
Accrued advertising, events, and promotion expenses	55.1	46.3
Advance sales deposits	65.6	65.2
Income taxes payable	40.0	25.7
Other accrued liabilities	181.2	145.7
Total	$547.4	$458.9

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets include deferred compensation plan liabilities of $51.3 million and $58.1 million and deferred income tax liabilities of $7.5 million and $7.8 million as of December 31, 2018 and 2017, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

15. Subsequent Events

On January 8, 2019, the Company announced the resignation of Richard P. Goudis, Chief Executive Officer of the Company, effective as of January 8, 2019 and the immediate temporary appointment of Michael O. Johnson, the Company’s Executive Chairman, to the role of Chief Executive Officer. In connection with Mr. Goudis’ resignation, Herbalife International of America, Inc., a wholly-owned subsidiary of the Company, entered into a Separation Agreement and General Release with Mr. Goudis, dated January 8, 2019. All equity awards issued to Mr. Goudis continued to vest in accordance with their existing terms up to through January 8, 2019. Thereafter, all unvested equity awards were forfeited, and any vested and unexercised stock appreciation rights shall expire in accordance with their existing terms. Additionally, the Company shall pay Mr. Goudis remuneration in the amount of $3.5 million which is contingent on Mr. Goudis’ continued compliance with the payment requirements specified in the Separation Agreement and General Release.

16. Quarterly Information (Unaudited)

	2018	2017
	(in millions, except per share amounts)
First Quarter Ended March 31
Net sales	$1,176.9	$1,102.1
Gross profit	937.0	897.5
Net income	82.1	85.2
Earnings per share:
Basic	$0.57	$0.51
Diluted	$0.54	$0.49
Second Quarter Ended June 30
Net sales	$1,285.5	$1,146.9
Gross profit	1,050.1	928.1
Net income	94.4	137.6
Earnings per share:
Basic	$0.66	$0.84
Diluted	$0.62	$0.81
Third Quarter Ended September 30
Net sales	$1,242.8	$1,085.4
Gross profit	1,024.7	870.0
Net income	71.2	54.5
Earnings per share:
Basic	$0.52	$0.34
Diluted	$0.49	$0.33
Fourth Quarter Ended December 31(1)
Net sales	$1,186.6	$1,093.3
Gross profit	960.7	883.5
Net income (loss)	48.9	(63.4)
Earnings (loss) per share:
Basic	$0.36	$(0.43)
Diluted	$0.34	$(0.43)

(1)	The fourth quarters of both 2018 and 2017 include the impact of U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: February 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 19, 2019
Michael O. Johnson

/s/ BOSCO CHIU	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2019
Bosco Chiu

/s/ RICHARD H. CARMONA	Director	February 19, 2019
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	February 19, 2019
Jonathan Christodoro

/s/ JEFFREY T. DUNN	Director	February 19, 2019
Jeffrey T. Dunn

/s/ HUNTER C. GARY	Director	February 19, 2019
Hunter C. Gary

/s/ NICHOLAS GRAZIANO	Director	February 19, 2019
Nicholas Graziano

/s/ ALAN LEFEVRE	Director	February 19, 2019
Alan LeFevre

/s/ JESSE A. LYNN	Director	February 19, 2019
Jesse A. Lynn

/s/ JUAN MIGUEL MENDOZA	Director	February 19, 2019
Juan Miguel Mendoza

/s/ MICHAEL MONTELONGO	Director	February 19, 2019
Michael Montelongo

/s/ JAMES L. NELSON	Director	February 19, 2019
James L. Nelson

/s/ MARIA OTERO	Director	February 19, 2019
Maria Otero

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	February 19, 2019
Margarita Paláu-Hernández

/s/ JOHN TARTOL	Director	February 19, 2019
John Tartol