Form 10-Q
period 2019-03-31
HERBALIFE NUTRITION LTD.
filed 2019-05-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Shares, par value $0.0005 per share	HLF	New York Stock Exchange

Number of shares of registrant’s common shares outstanding as of April 25, 2019 was 151,150,838.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,209.0	$1,198.9
Receivables, net of allowance for doubtful accounts	92.6	70.5
Inventories	407.5	381.8
Prepaid expenses and other current assets	126.0	153.8
Total current assets	1,835.1	1,805.0
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	359.4	360.0
Operating lease right-of-use assets	172.5	—
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	92.0	92.9
Other assets	213.7	221.8
Total assets	$2,982.8	$2,789.8
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.8	$81.1
Royalty overrides	260.4	281.4
Current portion of long-term debt	686.2	678.9
Other current liabilities	501.7	547.4
Total current liabilities	1,531.1	1,588.8
Long-term debt, net of current portion	1,775.5	1,774.9
Non-current operating lease liabilities	151.1	—
Other non-current liabilities	142.9	149.5
Total liabilities	3,600.6	3,513.2
Commitments and contingencies
Temporary equity	11.3	—
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 141.1 million (2019) and 142.8 million (2018) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	333.8	341.5
Accumulated other comprehensive loss	(204.1)	(209.8)
Accumulated deficit	(430.0)	(526.3)
Treasury stock, at cost, 10.0 million (2019) and 10.0 million (2018) shares	(328.9)	(328.9)
Total shareholders’ deficit	(629.1)	(723.4)
Total liabilities, temporary equity, and shareholders’ deficit	$2,982.8	$2,789.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions, except per share amounts)
Net sales	$1,172.2	$1,176.9
Cost of sales	241.6	239.9
Gross profit	930.6	937.0
Royalty overrides	359.5	337.3
Selling, general, and administrative expenses	435.4	460.1
Other operating income	(27.3)	(16.2)
Operating income	163.0	155.8
Interest expense, net	36.1	39.9
Other (income) expense, net	(8.5)	24.4
Income before income taxes	135.4	91.5
Income taxes	39.1	9.4
Net income	$96.3	$82.1
Earnings per share:
Basic	$0.70	$0.57
Diluted	$0.66	$0.54
Weighted-average shares outstanding:
Basic	137.1	145.3
Diluted	145.5	152.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Net income	$96.3	$82.1
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $0.5 and $1.1 for the three months ended March 31, 2019 and 2018, respectively	7.1	21.2
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended March 31, 2019 and 2018	(1.4)	(3.1)
Total other comprehensive income	5.7	18.1
Total comprehensive income	$102.0	$100.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Cash flows from operating activities:
Net income	$96.3	$82.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.4	25.6
Share-based compensation expenses	10.6	9.8
Non-cash interest expense	13.9	15.7
Deferred income taxes	0.4	3.3
Inventory write-downs	5.3	12.1
Foreign exchange transaction loss	4.5	0.5
Loss on extinguishment of debt	—	13.1
Other	(6.8)	12.4
Changes in operating assets and liabilities:
Receivables	(23.1)	(16.1)
Inventories	(27.9)	8.4
Prepaid expenses and other current assets	26.9	(11.9)
Accounts payable	2.0	16.4
Royalty overrides	(21.5)	(12.6)
Other current liabilities	(72.2)	(3.7)
Other	5.7	1.1
Net cash provided by operating activities	38.5	156.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(27.0)	(15.6)
Net cash used in investing activities	(27.0)	(15.6)
Cash flows from financing activities:
Principal payments on senior secured credit facility and other debt	(5.1)	(24.5)
Proceeds from convertible senior notes	—	550.0
Repurchase of convertible senior notes	—	(582.5)
Debt issuance costs	—	(11.7)
Share repurchases	(7.6)	(54.2)
Proceeds from settlement of capped call transactions	—	27.1
Other	0.8	0.6
Net cash used in financing activities	(11.9)	(95.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4.4	6.1
Net change in cash, cash equivalents, and restricted cash	4.0	51.5
Cash, cash equivalents, and restricted cash, beginning of period	1,215.0	1,295.5
Cash, cash equivalents, and restricted cash, end of period	$1,219.0	$1,347.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated statement of cash flows to conform to the current period presentation.

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), and subsequently issued additional updates to Accounting Standards Codification, or ASC, Topic 842, or ASC 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASC 842 at the adoption date with the initial application date as of January 1, 2019. Under this adoption method, prior period amounts have not been adjusted. The Company elected to apply the package of practical expedients which allows entities to not reassess whether expired or existing contracts contain leases, not reassess the classification of existing leases, and not reassess initial direct costs for existing leases. Additionally, the Company did not apply hindsight in the determination of the lease term and assessing impairment of right-of-use assets for existing leases. As a result, the Company did not make any adjustments to beginning retained earnings. As part of the Company’s updated lease accounting policies, leases with an initial term of twelve months or less are not recorded on the balance sheet. Additionally, the Company elected to account for lease and non-lease components as a single lease component in the measurement of its lease liabilities and right-of-use assets. On January 1, 2019, the Company recorded total operating lease liabilities of $189.1 million and total operating lease right-of-use assets of $176.9 million, net of certain deferred rent liabilities and prepaid rent, which had no impact to the Company’s condensed consolidated statements of cash flows. See Note 4, Leases, for additional information.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of existing hedge accounting guidance. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income, or stranded tax effects, resulting from the Tax Cuts and Jobs Act and requires certain disclosures about those stranded tax effects. The Company has elected to not reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, became effective which amended and simplified certain disclosure requirements including the requirement to present an analysis of changes in shareholders’ equity for interim periods. The Company has included a reconciliation of the changes in its shareholders' deficit in Note 11, Shareholders’ Deficit.

New Accounting Pronouncements

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

Revenue Recognition

The Company’s net sales consist of product sales. In general, the Company's performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For China independent service providers, and for third-party importers utilized in certain other countries where sales historically have not been material, the Company recognizes revenue based on the Company’s estimate of when the service provider or third-party importer sells the products because the Company is deemed to be the principal party of these product sales due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third-party importers.

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

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. As the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide are recorded in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income.

The Company recognizes revenue when it delivers products to its United States Members; distributor allowances, inclusive of discounts and wholesale commissions, are recorded as a reduction to net sales; and royalty overrides are classified as an operating expense.

Shipping and handling services relating to product sales are recognized as fulfillment activities on the Company’s performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues. Shipping and handling costs paid by the Company are included in cost of sales.

The Company presents sales taxes collected from customers on a net basis.

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $73.3 million and $52.7 million as of March 31, 2019 and December 31, 2018, respectively. Substantially all credit card receivables were current as of March 31, 2019 and December 31, 2018. The Company recorded $0.6 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of both March 31, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $1.5 million. As of March 31, 2019 and December 31, 2018, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2019, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2018 and any remaining such balance was not material as of March 31, 2019. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.7 million and $4.9 million as of March 31, 2019 and December 31, 2018, respectively.

The Company’s products are grouped in five principal categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the regions with the Company’s Primary Reporting Segment. See Note 7, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 6, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2019, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income of approximately $21.3 million and $16.2 million during the three months ended March 31, 2019 and 2018, respectively, in other operating income within its condensed consolidated statements of income, related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

During the three months ended March 31, 2019, the Company recognized $6.0 million in other operating income related to the finalization of insurance recoveries in connection with the flooding at one of its warehouses in Mexico during September 2017, which damaged certain of the Company’s inventory stored within the warehouse. See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K for further discussion.

Other (Income) Expense, Net

During the three months ended March 31, 2019, the Company recognized a gain of $8.5 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 11, Shareholders’ Deficit, for further information on the CVR) in other (income) expense, net within its condensed consolidated statements of income. During the three months ended March 31, 2018, the Company recognized a loss of $11.3 million on the revaluation of the CVR and a $13.1 million loss on extinguishment of $475.0 million aggregate principal amount of the Company’s convertible senior notes due 2019 (See Note 5, Long-Term Debt) in other (income) expense, net within its condensed consolidated statements of income. These non-cash expenses are included as non-cash adjustments to net income in the Company’s cash flows from operating activities within its condensed consolidated statements of cash flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$1,209.0	$1,198.9
Restricted cash included in Prepaid expenses and other current assets	2.2	3.3
Restricted cash included in Other assets	7.8	12.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,219.0	$1,215.0

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

The following are the major classes of inventory:

	March 31, 2019	December 31, 2018
	(in millions)
Raw materials	$55.7	$51.9
Work in process	9.4	7.1
Finished goods	342.4	322.8
Total	$407.5	$381.8

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the three months ended March 31, 2019 and 2018.

In general, the Company’s leases include one or more options to renew, with renewal terms that generally vary from one to ten years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows:

	March 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$172.5	Operating lease right-of-use assets
Finance lease right-of-use assets	0.7	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)
Total lease assets	$173.2
LIABILITIES:
Current:
Operating lease liabilities	$35.4	Other current liabilities
Finance lease liabilities	0.4	Current portion of long-term debt
Non-current:
Operating lease liabilities	151.1	Non-current operating lease liabilities
Finance lease liabilities	0.4	Long-term debt, net of current portion
Total lease liabilities	$187.3

(1)	Finance lease assets are recorded net of accumulated amortization of $1.0 million as of March 31, 2019.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

Three Months Ended
March 31, 2019
(in millions)
Operating lease cost(1)(2)	$15.8
Finance lease cost
Amortization of right-of-use assets	0.1
Interest on lease liabilities	—
Net lease cost	$15.9

(1)

Includes short-term leases and variable lease costs, which are $2.7 million and $0.3 million, respectively. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2)

Amounts include $15.0 million recorded to selling, general, and administrative expenses within the Company’s condensed consolidated statements of income and $0.8 million capitalized as part of the cost of another asset, which includes inventories. During the three months ended March 31, 2018, the Company recognized rental expense of $14.7 million in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income pursuant to FASB ASC Topic 840, Leases.

As of March 31, 2019, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases(2)
	(in millions)
2019	$26.4	$0.4
2020	38.3	0.4
2021	29.5	—
2022	24.3	—
2023	14.4	—
Thereafter	117.9	—
Total lease payments	250.8	0.8
Less: imputed interest	64.3	—
Present value of lease liabilities	$186.5	$0.8

(1)	Operating lease payments exclude $3.9 million of legally binding minimum lease payments for leases signed but not yet commenced.
(2)	Finance lease payments exclude an immaterial amount of legally binding minimum lease payments for leases signed but not yet commenced.

In general, for the majority of the Company’s material leases, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised. Periodically, the Company assesses its leases to determine whether it is reasonably certain that these renewal options will be exercised.

As of December 31, 2018, future minimum rental commitments for non-cancelable operating leases were as follows:

Operating Leases
(in millions)
2019	$43.1
2020	36.3
2021	27.4
2022	23.0
2023	12.5
Thereafter	111.4
Total	$253.7

The majority of the Company’s leases are for real estate and in general, the individual lease contracts do not provide information about the rate implicit in the lease. Because the Company is not able to determine the rate implicit in its leases, it instead generally uses its incremental borrowing rate to determine the present value of lease liabilities. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its senior secured credit facility, swap rates, and other factors. The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

March 31, 2019
Weighted-average remaining lease term:
Operating leases	9.0 years
Finance leases	1.9 years
Weighted-average discount rate:
Operating leases	5.9%
Finance leases	5.7%

Supplemental cash flow information related to leases is as follows:

Three Months Ended
March 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10.2
Operating cash flows for finance leases	—
Financing cash flows for finance leases	0.1
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	6.1
Finance leases	—

5. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Borrowings under senior secured credit facility, carrying value	$979.1	$983.6
2.00% convertible senior notes due 2019, carrying value of liability component	663.7	656.4
2.625% convertible senior notes due 2024, carrying value of liability component	421.1	416.0
7.250% senior notes due 2026, carrying value	394.9	394.8
Other	2.9	3.0
Total	2,461.7	2,453.8
Less: current portion	686.2	678.9
Long-term portion	$1,775.5	$1,774.9

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

On August 16, 2018, the Company entered into a new $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023 and the 2018 Term Loan B matures on August 18, 2025. However, the 2018 Term Loan B will mature on either: (i) May 16, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on such date; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on such date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other (income) expense, net within the Company’s condensed consolidated statements of income during the year ended December 31, 2018.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2019 and December 31, 2018, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of March 31, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.71% and 6.80%, respectively.

During the three months ended March 31, 2019, the Company repaid a total amount of $5.0 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2018, the Company repaid a total amount of $24.4 million on amounts outstanding under the 2017 Credit Facility. As of March 31, 2019 and December 31, 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $990.0 million and $995.0 million, respectively. Of the $990.0 million outstanding under the 2018 Credit Facility as of March 31, 2019, $243.8 million was outstanding under the 2018 Term Loan A and $746.2 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2019 and December 31, 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2019 and December 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company recognized $15.0 million and $24.2 million, respectively, of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $0.1 million and $1.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of March 31, 2019 and December 31, 2018, the carrying value of the 2018 Term Loan A was $242.4 million and $245.4 million, respectively, and the fair value was approximately $244.6 million and $240.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of March 31, 2019 and December 31, 2018, the carrying amount of the 2018 Term Loan B was $736.7 million and $738.2 million, respectively, and the fair value was approximately $748.6 million and $729.3 million, respectively.

Convertible Senior Notes due 2019

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the 2019 Convertible Notes prior to their stated maturity date. Holders of the 2019 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2019 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2019 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2019 Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their 2019 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2019 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 23.1816 common shares per $1,000 principal amount of the 2019 Convertible Notes, or an initial conversion price of approximately $43.14 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 23.2245 common shares per $1,000 principal amount of the 2019 Convertible Notes, or a conversion price of approximately $43.06 per common share, as of March 31, 2019. As of March 31, 2019, the if-converted value of the 2019 Convertible Notes exceeded their outstanding principal amount by $155.7 million since the closing price of the Company's common shares was $52.99 compared to the conversion price of $43.06. The Company entered into capped call transactions with respect to its common shares in connection with the issuance of the 2019 Convertible Notes, as summarized below, which are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the capped call transactions. See Note 11, Shareholders’ Deficit, for additional discussion on the capped call transactions.

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

During March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and is recorded in other (income) expense, net within the Company’s condensed consolidated statement of income. The accounting impact of the new 2024 Convertible Notes is described in further detail below.

As of March 31, 2019, the remaining outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $11.3 million, and the carrying amount of the liability component was $663.7 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $18.6 million, and the carrying amount of the liability component was $656.4 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2019 Convertible Notes was approximately $669.0 million and $662.1 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized $10.7 million and $18.7 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $6.7 million and $10.4 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.7 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

In conjunction with the issuance of the 2019 Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. Subsequently, in conjunction with the repurchase of a portion of the 2019 Convertible Notes, during March 2018, the Company entered into agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions. See Note 11, Shareholders’ Deficit, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these 2019 Convertible Notes.

Temporary Equity

During the fourth quarter of 2018, the last reported sale price of the Company’s common shares exceeded 130% of the conversion price for the 2019 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As such, the 2019 Convertible Notes were convertible at the holders’ option during the first quarter of 2019. The Company reclassified the difference between the aggregate principal amount and the carrying value of the 2019 Convertible Notes of approximately $11.3 million from additional paid-in capital to temporary equity on its condensed consolidated balance sheet as of March 31, 2019.

During the first quarter of 2019, the last reported sale price of the Company’s common shares exceeded 130% of the conversion price for the 2019 Convertible Notes for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter. As such, the 2019 Convertible Notes continue to remain convertible at the holders’ option.

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of March 31, 2019.

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

As of March 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $128.9 million, and the carrying amount of the liability component was $421.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $134.0 million, and the carrying amount of the liability component was $416.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $476.4 million and $448.1 million as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the Company recognized $8.8 million and $0.8 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $4.9 million and $0.5 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.3 million and an immaterial amount, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $5.1 million, and the carrying amount was $394.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $5.2 million, and the carrying amount was $394.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $413.1 million and $394.6 million as of March 31, 2019 and December 31, 2018, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the three months ended March 31, 2019, the Company recognized $7.4 million of interest expense relating to the 2026 Notes, which included $0.1 million relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $42.4 million and $44.6 million for the three months ended March 31, 2019 and 2018, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2019, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2019	$692.4
2020	22.0
2021	26.3
2022	27.8
2023	188.7
Thereafter	1,660.6
Total	$2,617.8

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2019, the Company had $38.3 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 6, Contingencies.

6. Contingencies

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $15.1 million, translated at the March 31, 2019 spot rate, related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and litigation is ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company issued a surety bond in the amount of $18.6 million, translated at the March 31, 2019 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment, and the surety bond remained effective as of March 31, 2019.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2019, the Company had $32.3 million of Mexico VAT related assets, of which $20.6 million was within non-current other assets and $11.7 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

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

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $15.6 million, translated at the March 31, 2019 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $41.0 million, translated at the March 31, 2019 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict is currently pending. During August 2017, for the state of São Paulo, the Company received an assessment in the aggregate amount of approximately $15.2 million, translated at the March 31, 2019 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $9.0 million, translated at the March 31, 2019 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $11.1 million, translated at the March 31, 2019 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $6.4 million, translated at the March 31, 2019 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $10.4 million, translated at the March 31, 2019 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.2 million, translated at the March 31, 2019 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. These investigations are proceeding, the government is continuing to request documents and other information relating to these matters, and the Company has commenced discussions with the government regarding possible resolution of these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ. Although a likely outcome could include resolution or government action, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate the amount of loss relating to these matters.

As previously disclosed, the SEC has also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. The Company is discussing a possible resolution with the SEC and, based on the course of these discussions to date, the Company has recorded an accrued liability of $8 million within its condensed consolidated balance sheet as of March 31, 2019. However, the Company is unable to predict whether a settlement will be reached or, if so, the amount of any such settlement, and the actual loss incurred in connection with this matter could exceed the amount accrued. In the event a settlement is not reached, litigation may ensue. While the Company believes this investigation is nearing conclusion, the Company cannot predict the eventual scope, duration, or outcome of this investigation at this time. The possible range of outcomes continues to include discussions leading to a settlement which could include a monetary payment and other relief, the filing by the SEC of a litigated civil complaint or administrative action, or the closure of this matter without action, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate the amount of any potential loss in excess of the amount already accrued relating to this matter.

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

7. Segment Information

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

As of March 31, 2019, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Net sales:
Primary Reporting Segment	$1,021.8	$964.7
China	150.4	212.2
Total net sales	$1,172.2	$1,176.9
Contribution margin(1):
Primary Reporting Segment	$438.0	$414.3
China(2)	133.1	185.4
Total contribution margin	$571.1	$599.7
Selling, general, and administrative expenses(2)	435.4	460.1
Other operating income	(27.3)	(16.2)
Interest expense, net	36.1	39.9
Other (income) expense, net	(8.5)	24.4
Income before income taxes	135.4	91.5
Income taxes	39.1	9.4
Net income	$96.3	$82.1

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $76.5 million and $110.9 million for the three months ended March 31, 2019 and 2018, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Net sales:
United States	$250.7	$225.5
China	150.4	212.2
Mexico	119.3	114.0
Others	651.8	625.2
Total net sales	$1,172.2	$1,176.9

8. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2018 10-K. During the three months ended March 31, 2019, the Company granted restricted stock units subject to service conditions and service and performance conditions.

Share-based compensation expense amounted to $10.6 million and $9.8 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the total unrecognized compensation cost related to all non-vested stock awards was $81.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the three months ended March 31, 2019:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2018(2)(3)	8,470	$26.82	6.1 years	$272.1
Granted	—	$—
Exercised(4)	(360)	$23.93
Forfeited(5)	(203)	$29.77
Outstanding as of March 31, 2019(2)(3)	7,907	$26.88	5.8 years	$206.5
Exercisable as of March 31, 2019(6)	5,347	$25.41	5.0 years	$147.5
Vested and expected to vest as of March 31, 2019	7,894	$26.87	5.8 years	$206.2

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million market condition SARs as of both March 31, 2019 and December 31, 2018.
(3)	Includes 2.9 million and 3.1 million performance condition SARs as of March 31, 2019 and December 31, 2018, respectively, which represent the maximum amount that can vest.
(4)	Includes less than 0.1 million performance condition SARs.
(5)	Includes 0.2 million performance condition SARs.
(6)	Includes less than 0.1 million market condition and 1.9 million performance condition SARs.

There were no SARs granted during the three months ended March 31, 2019 and 2018. The total intrinsic value of SARs exercised during the three months ended March 31, 2019 and 2018 was $11.9 million and $122.2 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the three months ended March 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2018(1)	1,611	$42.09
Granted(2)	881	$56.13
Vested	(159)	$43.15
Forfeited(3)	(403)	$39.50
Outstanding and nonvested as of March 31, 2019(1)	1,930	$48.95
Expected to vest as of March 31, 2019(4)	1,662	$48.98

(1)	Includes 556,504 and 708,836 performance-based stock unit awards as of March 31, 2019 and December 31, 2018, respectively, which represents the maximum amount that can vest.
(2)	Includes 204,700 performance-based stock unit awards, which represents the maximum amount that can vest.
(3)	Includes 357,032 performance-based stock unit awards.
(4)	Includes 355,437 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended March 31, 2019 was $9.0 million. The total vesting date fair value of stock units which vested during the three months ended March 31, 2018 was less than $0.1 million.

9. Income Taxes

Income taxes were $39.1 million and $9.4 million for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 28.9% and 10.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the decrease in net benefits from discrete events, partially offset by changes in the geographic mix of the Company’s income. Included in the discrete events for the three months ended March 31, 2019 and 2018 was the impact of $2.4 million and $19.4 million, respectively, of excess tax benefits from share-based compensation arrangements.

As of March 31, 2019, the total amount of unrecognized tax benefits, including related interest and penalties, was $67.0 million. If the total amount of unrecognized tax benefits was recognized, $45.8 million of unrecognized tax benefits, $10.2 million of interest, and $1.8 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $2.8 million within the next twelve months. Of this possible decrease, $0.5 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $2.3 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 6, Contingencies.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. During both the fourth quarters of 2018 and 2017, the Company recorded valuation allowances related to its continued inability to fully utilize foreign tax credits generated. See Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2018 10-K for additional discussion on U.S. Tax Reform.

10. Derivative Instruments and Hedging Activities

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

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2019 and December 31, 2018, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $23.4 million and $43.8 million, respectively. As of March 31, 2019, these outstanding contracts were expected to mature over the next eight months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2019, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $1.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Company had aggregate notional amounts of approximately $312.4 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2019 and 2018 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the three months ended March 31, 2019 and 2018:

	Amount of Loss Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.0)	$(4.0)

As of March 31, 2019, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $0.3 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2019 and 2018 is as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2019		March 31, 2018
	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$241.6	$435.4	$239.9	$460.1

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.5	—
Amount of (loss) gain excluded from assessment of effectiveness recognized in income(1)	(0.7)	—	—	(2.3)

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	0.4	—	(2.4)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	0.3

(1)

As a result of adopting ASU 2017-12 during the first quarter of 2019, for the three months ended March 31, 2019, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in cost of sales within its condensed consolidated statements of income. Prior to the adoption of ASU 2017-12, for the three months ended March 31, 2018, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in selling, general, and administrative expenses within its condensed consolidated statements of income.

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended
	March 31, 2019	March 31, 2018	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.3	$(2.7)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2019 and December 31, 2018.

11. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Beginning balance	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)
Issuance of 0.4 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.6			0.6
Additional capital from share-based compensation			10.6			10.6
Repurchases of 0.1 common shares	—		(7.6)			(7.6)
Forward Counterparties' delivery of 2.0 common shares to the Company	—		—			—
Reclassification to temporary equity			(11.3)			(11.3)
Net income					96.3	96.3
Foreign currency translation adjustment, net of income taxes of $0.5				7.1		7.1
Unrealized loss on derivatives, net of income taxes of $—				(1.4)		(1.4)
Ending balance	$0.1	$(328.9)	$333.8	$(204.1)	$(430.0)	$(629.1)

	Three Months Ended March 31, 2018
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Beginning balance	$0.1	$(328.6)	$407.3	$(165.4)	$(248.1)	$(334.7)
Issuance of 2.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.5			0.5
Additional capital from share-based compensation			9.8			9.8
Repurchases of 1.1 common shares	—	(0.3)	(49.7)			(50.0)
Issuance of convertible senior notes			136.5			136.5
Repurchase of convertible senior notes			(123.0)			(123.0)
Unwind of capped call transactions			44.0			44.0
Net income					82.1	82.1
Foreign currency translation adjustment, net of income taxes of $1.1				21.2		21.2
Unrealized loss on derivatives, net of income taxes of $—				(3.1)		(3.1)
Cumulative effect of accounting change					(2.3)	(2.3)
Ending balance	$0.1	$(328.9)	$425.4	$(147.3)	$(168.3)	$(219.0)

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

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2019, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes. During the three months ended March 31, 2019, the Forward Counterparties delivered approximately 2.0 million shares to the Company, which were subsequently retired by the Company, and as a result, the Company expensed $0.2 million of unamortized non-cash issuance costs relating to these shares, which is included in the non-cash interest expense amount disclosed below. As of March 31, 2019, approximately 4.0 million shares still remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. The Company recognized $0.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively, of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2019, the Company did not repurchase any of its common shares through open market purchases. During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of the Company purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2019 and December 31, 2018, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company's condensed consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within the Company's condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. The Company recognized an $8.5 million gain in other (income) expense, net within its condensed consolidated statement of income during the three months ended March 31, 2019 due to the change in the fair value of the CVR, which was primarily driven by a decrease in the market price of the Company’s common shares and a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expires pursuant to its terms. The Company recognized an $11.3 million loss in other (income) expense, net within its condensed consolidated statement of income during the three months ended March 31, 2018 due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of the Company’s common shares. As of March 31, 2019 and December 31, 2018, the fair value of the CVR was $7.2 million and $15.7 million, respectively.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2019 and 2018, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the three months ended March 31, 2019 and 2018, the Company’s share repurchases, inclusive of transaction costs, were none and $0.3 million, respectively, under the Company’s share repurchase programs, and $7.6 million and $49.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2019 and 2018, the Company’s total share repurchases, including shares withheld for tax purposes, were $7.6 million and $50.0 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $54.2 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the three months ended March 31, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheet as of December 31, 2017 but were subsequently paid during the three months ended March 31, 2018.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As of March 31, 2019, the weighted-average adjusted cap price was approximately $54.24 per common share. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

During March 2018, in connection with the Company’s repurchase of a portion of the 2019 Convertible Notes, the Company entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions, in each case, in a notional amount corresponding to the aggregate principal amount of 2019 Convertible Notes that were repurchased. As a result of terminating a portion of the Capped Call Transactions, which were in a favorable position, the Company received $55.9 million in cash and recognized an offsetting increase to additional paid-in capital during 2018.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2019			March 31, 2018
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$1.8	$(209.8)	$(170.6)	$5.2	$(165.4)
Other comprehensive income (loss) before reclassifications, net of tax	7.1	(1.0)	6.1	21.2	(3.9)	17.3
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.4)	(0.4)	—	0.8	0.8
Total other comprehensive income (loss), net of reclassifications	7.1	(1.4)	5.7	21.2	(3.1)	18.1
Ending balance	$(204.5)	$0.4	$(204.1)	$(149.4)	$2.1	$(147.3)

(1)

See Note 10, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2019 and 2018.

Other comprehensive income before reclassifications was net of tax expense of $0.5 million for foreign currency translation adjustments for the three months ended March 31, 2019.

Other comprehensive income before reclassifications was net of tax expense of $1.1 million for foreign currency translation adjustments for the three months ended March 31, 2018.

12. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Weighted-average shares used in basic computations	137.1	145.3
Dilutive effect of exercise of equity grants outstanding	4.5	7.4
Dilutive effect of 2019 Convertible Notes	3.9	—
Weighted-average shares used in diluted computations	145.5	152.7

There were an aggregate of 1.4 million and 2.7 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended March 31, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company will settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2019 Convertible Notes. The dilutive impact for the three months ended March 31, 2019 is disclosed in the table above. For the three months ended March 31, 2018, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2019 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2018. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three months ended March 31, 2019 and 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2019 and 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

The Capped Call Transactions are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the Forward Transactions are treated as retired shares for basic and diluted EPS purposes. See Note 11, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

See Note 11, Shareholders’ Deficit, for a discussion of how common shares repurchased by the Company’s indirect wholly-owned subsidiary are treated under U.S. GAAP.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2019 and December 31, 2018:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2019	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2018	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.3	$0.5	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.8	2.8	Prepaid expenses and other current assets
	$2.1	$3.3
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.3	$0.7	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.1	1.0	Other current liabilities
	$2.4	$1.7

The Company’s CVR liability is measured at fair value and consisted of Level 3 inputs. See Note 11, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other current liabilities within the Company’s condensed consolidated balance sheet as of March 31, 2019:

Contingent Value Right
(in millions)
Fair value as of December 31, 2018	$15.7
Net unrealized gain(1)	(8.5)
Fair value as of March 31, 2019	$7.2

(1)	Unrealized gains and losses related to the revaluation of the CVR are recorded in other (income) expense, net within the Company’s condensed consolidated statements of income.

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

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2018 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2019
Foreign exchange currency contracts	$2.1	$(1.9)	$0.2
Total	$2.1	$(1.9)	$0.2
December 31, 2018
Foreign exchange currency contracts	$3.3	$(1.2)	$2.1
Total	$3.3	$(1.2)	$2.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2019
Foreign exchange currency contracts	$2.4	$(1.9)	$0.5
Total	$2.4	$(1.9)	$0.5
December 31, 2018
Foreign exchange currency contracts	$1.7	$(1.2)	$0.5
Total	$1.7	$(1.2)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2019 and December 31, 2018, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $34.6 million and $31.2 million and deferred tax assets of $79.1 million as of both March 31, 2019 and December 31, 2018, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
	(in millions)
Accrued compensation	$93.5	$137.9
Accrued service fees to China independent service providers	61.4	67.6
Accrued advertising, events, and promotion expenses	59.1	55.1
Current operating lease liabilities	35.4	—
Advance sales deposits	64.8	65.6
Income taxes payable	14.2	40.0
Other accrued liabilities	173.3	181.2
Total	$501.7	$547.4

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $57.2 million and $51.3 million and deferred income tax liabilities of $7.4 million and $7.5 million as of March 31, 2019 and December 31, 2018, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2018 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Information, of this Quarterly Report on Form 10-Q, our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

Overview

We are a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through independent members, or Members. In China, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail platforms when necessary. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

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

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or FTC, and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our board of directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

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

Currently, the specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during 2018 for certain markets in the North America and South and Central America regions. Volume Point adjustments during 2019 were not material. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended
	March 31, 2019	March 31, 2018	% Change
	(Volume Points in millions)
North America(1)	330.7	303.2	9.1%
Mexico	224.9	221.8	1.4%
South and Central America(2)	133.8	148.5	(9.9)%
EMEA	325.5	294.7	10.5%
Asia Pacific	369.2	286.6	28.8%
China	96.3	141.1	(31.8)%
Worldwide(3)	1,480.4	1,395.9	6.1%

(1)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the three months ended March 31, 2019 would have been an increase of 7.5%.
(2)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the three months ended March 31, 2019 would have been a decrease of 11.1%.
(3)

Excluding the Volume Point adjustments made during 2018 for certain products in certain markets in the North America and South and Central America regions noted above, the percent change for the three months ended March 31, 2019 would have been an increase of 5.6%.

Volume Points increased 6.1% for the three months ended March 31, 2019 after having decreased 0.2% for the same period in 2018. Excluding the impact of the adjustments made during 2019 and 2018, Volume Points increased 5.6% for the three months ended March 31, 2019 after having decreased 0.5% for the same period in 2018. We believe North America’s Volume Point increase, after a smaller increase for 2018, reflects the favorable impacts of both the segmentation of the Member base into distributors and preferred members and lower volume thresholds for sales leader qualification based on documented customer sales. We believe Mexico’s increase for the period, after a decrease for the prior year period, reflects success with sales leader and Member promotions supported by targeted communications, partially offset, however, by continuing difficult economic conditions in the market as well as the adverse impact on the demand for our products of a 2% price surcharge we instituted during February 2019 to mitigate the impact of tariffs enacted by the Mexican government during 2018 on products imported from the United States, which are applicable to a significant portion of our product line. The South and Central America region saw a continuing decline in Volume Points for 2019 as Brazil, the most significant market for the region, continues to move more slowly than we have seen elsewhere toward sustainable, customer-oriented business practices and experienced intensified competitive pressures. The EMEA region saw continued Volume Point growth, a result, we believe, of customer-oriented efforts, including Member training, brand awareness, product line expansion, and enhanced technology tools. Increased Volume Point growth for the Asia Pacific region reflects a successful focus on customer-based business and daily consumption DMOs, including Nutrition Clubs, and expansion of our product lines, as well as a small increase in the South Korea market that had experienced several years of decline. We believe the Volume Point decrease in China for the period was driven by the Chinese government’s recent 100-day review of the health product industry. Results are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 41.5% and 40.4% of retail value for the three months ended March 31, 2019 and 2018, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our “other operating income” consists of government grant income related to China and the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017.

Our “other (income) expense, net” consists of non-operating income and expenses such as gains or losses on extinguishment of debt and gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the CVR.

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this Quarterly Report on Form 10-Q.

Summary Financial Results

Net sales for the three months ended March 31, 2019 were $1,172.2 million. Net sales decreased $4.7 million, or 0.4% (increased $1.7 million, or 0.1% excluding Venezuela), for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 874.7% (5.9% excluding Venezuela) for the three months ended March 31, 2019 as compared to the same period in 2018. The 0.4% decrease in net sales for the three months ended March 31, 2019 was primarily driven by an 875.1% unfavorable impact of fluctuations in foreign currency exchange rates (5.8% unfavorable impact excluding Venezuela); partially offset by an increase in sales volume, as indicated by a 6.1% increase in Volume Points; and an 871.5% favorable impact of price increases (2.5% favorable impact excluding Venezuela).

Net income for the three months ended March 31, 2019 was $96.3 million, or $0.66 per diluted share. Net income increased $14.2 million, or 17.3%, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase in net income for the three months ended March 31, 2019 was mainly due to $24.7 million lower selling, general, and administrative expenses; a $19.8 million favorable impact due to an $8.5 million gain on the revaluation of the CVR in 2019 as compared to an $11.3 million loss on the revaluation of the CVR in 2018 (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $13.1 million loss on the extinguishment of $475.0 million of our 2019 Convertible Notes in 2018 (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K); and $5.1 million higher grant income from China; partially offset by $28.6 million lower contribution margin driven by lower sales in China; and $29.7 million higher income taxes.

Net income for the three months ended March 31, 2019 included a $21.3 million pre-tax favorable impact ($14.7 million post-tax) of government grant income in China; a $14.5 million pre-tax unfavorable impact ($11.2 million post-tax) from expenses related to regulatory inquiries and a legal accrual related to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $12.3 million pre-tax unfavorable impact ($11.5 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); an $8.5 million pre-tax favorable impact ($6.4 million post-tax) of gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $6.0 million pre-tax favorable impact ($4.5 million post-tax) related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2019 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2018 included a $16.2 million pre-tax favorable impact ($10.4 million post-tax) of government grant income in China; a $12.5 million pre-tax unfavorable impact ($12.2 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $2.3 million pre-tax unfavorable impact ($2.1 million post-tax) from expenses related to regulatory inquiries; a $4.7 million pre-tax unfavorable impact ($3.1 million post-tax) of foreign exchange losses related to Venezuela; a $13.1 million pre-tax unfavorable impact ($9.4 million post-tax) of loss on extinguishment of $475.0 million of our 2019 Convertible Notes; and an $11.3 million pre-tax unfavorable impact ($8.0 million post-tax) of loss on valuation of the CVR.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2019	March 31, 2018
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.6	20.4
Gross profit	79.4	79.6
Royalty overrides(1)	30.7	28.7
Selling, general, and administrative expenses(1)	37.1	39.1
Other operating income	(2.3)	(1.4)
Operating income	13.9	13.2
Interest expense, net	3.1	3.4
Other (income) expense, net	(0.7)	2.0
Income before income taxes	11.5	7.8
Income taxes	3.3	0.8
Net income	8.2%	7.0%

(1)

Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South and Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 7, Segment Information, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,021.8 million for the three months ended March 31, 2019, representing an increase of $57.1 million, or 5.9% ($63.5 million, or 6.6% excluding Venezuela), for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 1,072.7% (12.8% excluding Venezuela) for the three months ended March 31, 2019 as compared to the same period in 2018. The 5.9% increase in net sales for the three months ended March 31, 2019 was primarily due to an increase in sales volume, as indicated by a 10.3% increase in Volume Points; a 1,063.2% favorable impact of price increases (3.1% favorable impact excluding Venezuela); partially offset by a 1,066.7% unfavorable impact of fluctuations in foreign currency exchange rates (6.1% unfavorable impact excluding Venezuela) and a 1.4% unfavorable impact of country sales mix.

For a discussion of China’s net sales for the three months ended March 31, 2019, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $438.0 million, or 42.9% of net sales, for the three months ended March 31, 2019, representing an increase of $23.7 million, or 5.7% ($28.5 million, or 7.0% excluding Venezuela), as compared to the same period in 2018. The 5.7% increase in contribution margin for the three months ended March 31, 2019 was primarily the result of a 1,613.7% favorable impact of price increases (4.7% favorable impact excluding Venezuela), a 10.3% favorable impact of volume increases, and a 1.5% favorable impact of lower inventory write-downs; partially offset by a 1,617.6% unfavorable impact of fluctuations in foreign currency exchange rates (8.0% unfavorable impact excluding Venezuela) and a 3.3% unfavorable impact of country sales mix.

China reported contribution margin of $133.1 million for the three months ended March 31, 2019, representing a decrease of $52.3 million, or 28.2%, as compared to the same period in 2018. The 28.2% decrease in contribution margin for the three months ended March 31, 2019 was primarily the result of a 31.8% unfavorable impact of volume decreases, a 4.7% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 5.3% favorable impact of timing differences between recognition of net sales and sales volume and a 3.5% favorable impact of sales mix.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	March 31, 2019					March 31, 2018
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$425.8	$(194.3)	$231.5	$25.0	$256.5	$382.9	$(174.4)	$208.5	$22.7	$231.2	10.9%
Mexico	202.2	(91.6)	110.6	8.7	119.3	196.7	(89.6)	107.1	6.9	114.0	4.6%
South and Central America	170.4	(76.3)	94.1	5.7	99.8	213.4	(95.9)	117.5	8.2	125.7	(20.6)%
EMEA	428.7	(191.8)	236.9	14.8	251.7	422.5	(189.0)	233.5	14.7	248.2	1.4%
Asia Pacific	504.3	(220.2)	284.1	10.4	294.5	419.8	(182.5)	237.3	8.3	245.6	19.9%
China	162.2	(12.6)	149.6	0.8	150.4	235.2	(24.2)	211.0	1.2	212.2	(29.1)%
Worldwide	$1,893.6	$(786.8)	$1,106.8	$65.4	$1,172.2	$1,870.5	$(755.6)	$1,114.9	$62.0	$1,176.9	(0.4)%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2019, as compared to the same period in 2018, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

North America

The North America region reported net sales of $256.5 million for the three months ended March 31, 2019. Net sales increased $25.3 million, or 10.9%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 11.1% for the three months ended March 31, 2019 as compared to the same period in 2018. The 10.9% increase in net sales for the three months ended March 31, 2019 was primarily due to an increase in sales volume, as indicated by a 9.1% increase in Volume Points (7.5% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 3.3% favorable impact of price increases.

Net sales in the U.S. were $250.7 million for the three months ended March 31, 2019. Net sales increased $25.2 million, or 11.2%, for the three months ended March 31, 2019 as compared to the same period in 2018.

The region is leveraging segmentation of the Member base into distributors and preferred members to target and refine our communications and promotions, and has piloted lower volume thresholds for sales leader qualification based on documented customer sales. North America has also implemented programs to encourage sponsorship and increase distributor, preferred member, and customer activity, and has continued to extend the product line.

Mexico

The Mexico region reported net sales of $119.3 million for the three months ended March 31, 2019. Net sales increased $5.3 million, or 4.6%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 7.3% for the three months ended March 31, 2019 as compared to the same period in 2018. The 4.6% increase in net sales for the three months ended March 31, 2019 was due to an increase in sales volume, as indicated by a 1.4% increase in Volume Points, as well as a 3.9% favorable impact of price increases, partially offset by a 2.7% unfavorable impact of fluctuations in foreign currency exchange rates.

We believe the Volume Point increase for the quarter, after a decrease for the prior year quarter, reflects success with programs designed to increase the activity and productivity of sales leaders and promotions to encourage sponsorship and new Member activity, supported by communications targeted by Member level within our Marketing Plan and by distribution channel utilized. Results were weakened, however, by continuing difficult economic conditions in the market as well as the adverse impact on the demand for our products of a 2% price surcharge we instituted during February 2019 to mitigate the impact of tariffs enacted by the Mexican government during 2018 on products imported from the United States, which are applicable to a significant portion of our product line.

South and Central America

The South and Central America region reported net sales of $99.8 million for the three months ended March 31, 2019. Net sales decreased $25.9 million, or 20.6% ($19.5 million, or 16.4% excluding Venezuela), for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 8,130.8% (decreased 6.1% excluding Venezuela) for the three months ended March 31, 2019 as compared to the same period in 2018. The 20.6% decrease in net sales for the three months ended March 31, 2019 was due to an 8,151.3% unfavorable impact of fluctuations in foreign currency exchange rates (10.3% unfavorable impact excluding Venezuela), offset by an 8,140.0% favorable impact of price increases (4.1% favorable impact excluding Venezuela); and a decline in sales volume, as indicated by a 9.9% decrease in Volume Points (11.1% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in certain markets in the region than elsewhere, including in Brazil, our largest market in the region. We are working with Member leadership to explore operational and promotional approaches both consistent with our direction and suitable to those markets, as well as exploring product affordability approaches for certain markets.

Net sales in Brazil were $30.7 million for the three months ended March 31, 2019. Net sales decreased $15.0 million, or 32.9%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 22.1% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.9 million on net sales for the three months ended March 31, 2019. As noted above, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in Brazil than we have seen elsewhere. The market continues to face an uncertain economic outlook as well as intensified competitive pressures within the direct selling industry. Additionally, Members in Brazil saw their product costs increase during the second and third quarters of 2018 when we implemented the pass through of certain indirect taxes that we had previously absorbed. We are exploring operational, promotional, and product affordability approaches for the market, as well as expanding our product offering.

Net sales in Peru were $17.0 million for the three months ended March 31, 2019. Net sales increased $0.3 million, or 1.9%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 4.6% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.5 million on net sales for the three months ended March 31, 2019. Product prices in Peru were increased 3% in October 2018.

EMEA

The EMEA region reported net sales of $251.7 million for the three months ended March 31, 2019. Net sales increased $3.5 million, or 1.4%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 12.9% for the three months ended March 31, 2019 as compared to the same period in 2018. The 1.4% increase in net sales for the three months ended March 31, 2019 was primarily due to an increase in sales volume, as indicated by a 10.5% increase in Volume Points, and a 2.8% favorable impact of price increases; partially offset by an 11.5% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point increases for the quarter, although largely offset within net sales by adverse foreign exchange rate movement, were broad-based across the EMEA region, generally reflecting, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. The Volume Point and net sales growth for the period was led by Spain, South Africa, Turkey, and the United Kingdom.

Net sales in Spain were $35.7 million for the three months ended March 31, 2019. Net sales increased $5.8 million, or 19.4%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 29.3% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.9 million on net sales for the three months ended March 31, 2019. Spain has benefited from ongoing programs of promotions and sponsorships, as well as enhanced technology tools supported by social media activity, that have raised brand awareness through healthy active lifestyle and contributed to momentum in the market.

Net sales in Italy were $33.6 million for the three months ended March 31, 2019. Net sales decreased $3.8 million, or 10.1%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 2.8% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.7 million on net sales for the three months ended March 31, 2019. Italy continues to see slight declines in sales volume and recruitment. In December 2018, we segmented our Member base in Italy into distributors and preferred customers, comparable to distributors and preferred members in the United States.

Net sales in Russia were $31.6 million for the three months ended March 31, 2019. Net sales decreased $3.8 million, or 10.7%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 3.4% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.0 million on net sales for the three months ended March 31, 2019. Russia continues to focus on the Nutrition Club DMO, supported by new products, training and promotion for all levels of Membership, enhanced brand awareness activities, and product access expansion.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $294.5 million for the three months ended March 31, 2019. Net sales increased $48.9 million, or 19.9%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 25.9% for the three months ended March 31, 2019 as compared to the same period in 2018. The 19.9% increase in net sales for the three months ended March 31, 2019 was primarily due to an increase in sales volume, as indicated by a 28.8% increase in Volume Points, and a 2.4% favorable impact of price increases, partially offset by a 6.0% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.0% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. Volume Point and net sales increased for the quarter for nearly all markets in the region, led by growth in India and Vietnam.

Net sales in India were $72.7 million for the three months ended March 31, 2019. Net sales increased $18.4 million, or 33.9%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 46.7% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $7.0 million on net sales for the three months ended March 31, 2019. We continue to broaden our presence in the market, adding product access points including pickup locations in additional cities, and expand its product line.

Net sales in Indonesia were $42.5 million for the three months ended March 31, 2019. Net sales increased $7.0 million, or 19.7%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 24.7% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.8 million on net sales for the three months ended March 31, 2019. Indonesia has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access in this expansive market.

Net sales in Vietnam were $38.8 million for the three months ended March 31, 2019. Net sales increased $14.0 million, or 56.2%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 59.4% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.8 million on net sales for the three months ended March 31, 2019. Volume Point and net sales performance for Vietnam was strong during the latter half of 2018 and into the first quarter of 2019 in anticipation of an increase in direct selling regulatory requirements that commence during the first half of 2019; operational changes to meet the requirements could have an adverse impact on the market’s sales in future quarters. Additionally, there was a fire at a third-party warehouse in Vietnam during April 2019, which destroyed a significant amount of our Vietnam inventory. While we have a recovery plan in place, this may have an adverse impact on second quarter 2019 sales for the market.

Net sales in South Korea were $33.9 million for the three months ended March 31, 2019. Net sales increased $1.2 million, or 3.7%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 8.8% for the three months ended March 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.7 million on net sales for the three months ended March 31, 2019. South Korea achieved Volume Point and net sales growth for the quarter after several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, that led to contraction in our business in the market. Management has been focused on fostering daily consumption practices, supported by promotional activities including a Member Activation Program. The near-term sales outlook for the market remains uncertain.

China

The China region reported net sales of $150.4 million for the three months ended March 31, 2019. Net sales decreased $61.8 million, or 29.1%, for the three months ended March 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 24.8% for the three months ended March 31, 2019 as compared to the same period in 2018. The 29.1% decrease in net sales for the three months ended March 31, 2019 was primarily due to a decrease in sales volume, as indicated by a 31.8% decrease in Volume Points, and a 4.3% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 4.7% favorable impact of timing differences between the recognition of net sales and Volume Points, and a 3.0% favorable sales mix variance.

We believe the Chinese government’s recent 100-day review, or Review, of the health products industry, which concluded in April 2019, negatively impacted our China net sales during the first quarter of 2019. While the Chinese government has conducted similar reviews in the past, we believe the confluence of the Review, combined with negative media coverage about the Review, has impacted our business as Members significantly reduced activities and sales meetings in their nutrition clubs during the duration of the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While local governments have begun to grant permits for meetings upon the conclusion of the Review, we expect the adverse impact of the Review to persist further through 2019.

Sales by Product Category

	Three Months Ended
	March 31, 2019					March 31, 2018
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,199.7	$(508.5)	$691.2	$41.5	$732.7	$1,215.6	$(501.2)	$714.4	$40.3	$754.7	(2.9)%
Targeted Nutrition	493.2	(209.0)	284.2	17.0	301.2	468.6	(193.2)	275.4	15.5	290.9	3.5%
Energy, Sports, and Fitness	128.6	(54.5)	74.1	4.4	78.5	113.9	(47.0)	66.9	3.8	70.7	11.0%
Outer Nutrition	37.2	(15.8)	21.4	1.3	22.7	37.5	(15.5)	22.0	1.2	23.2	(2.2)%
Literature, Promotional, and Other(1)	34.9	1.0	35.9	1.2	37.1	34.9	1.3	36.2	1.2	37.4	(0.8)%
Total	$1,893.6	$(786.8)	$1,106.8	$65.4	$1,172.2	$1,870.5	$(755.6)	$1,114.9	$62.0	$1,176.9	(0.4)%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales increased for Targeted Nutrition and Energy, Sports, and Fitness and decreased for Weight Management; Outer Nutrition; and Literature, Promotional, and Other for the three months ended March 31, 2019 as compared to the same period in 2018. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $930.6 million and $937.0 million for the three months ended March 31, 2019 and 2018, respectively. Gross profit as a percentage of net sales was 79.4% and 79.6% for the three months ended March 31, 2019 and 2018, respectively, or an unfavorable net decrease of 23 basis points. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2019 as compared to the same period in 2018 included the unfavorable impact of foreign currency fluctuations of 17,485 basis points (unfavorable impact of 68 basis points excluding Venezuela) and unfavorable changes in country mix of 58 basis points, partially offset by the favorable impact of retail price increases of 17,460 basis points (favorable impact of 51 basis points excluding Venezuela), the favorable impact of lower inventory write-downs of 45 basis points, and other favorable cost changes of 15 basis points. The net unfavorable impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended March 31, 2019, as compared to the same period in 2018, was 8 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and strategic sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $359.5 million and $337.3 million for the three months ended March 31, 2019 and 2018, respectively. Royalty overrides as a percentage of net sales were 30.7% and 28.7% for the three months ended March 31, 2019 and 2018, respectively. The increase in royalty overrides as a percentage of net sales for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides. Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $435.4 million and $460.1 million for the three months ended March 31, 2019 and 2018, respectively. Selling, general, and administrative expenses as a percentage of net sales were 37.1% and 39.1% for the three months ended March 31, 2019 and 2018, respectively.

The decrease in selling, general, and administrative expenses for the three months ended March 31, 2019 as compared to the same period in 2018 was driven by $34.4 million in lower service fees for China independent service providers due to lower sales in China and $8.8 million in lower non-income tax expense; partially offset by $20.4 million in higher professional fees and a legal accrual. This legal accrual relates to the SEC investigation relating to our disclosures regarding our marketing plan in China as further described in Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Operating Income

The $27.3 million of other operating income for the three months ended March 31, 2019 consisted of $21.3 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

The $16.2 million of other operating income for the three months ended March 31, 2018 consisted of $16.2 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in millions)
Interest expense	$42.4	$44.6
Interest income	(6.3)	(4.7)
Interest expense, net	$36.1	$39.9

The decrease in interest expense, net for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to a decrease in our overall weighted-average interest rate and higher interest income earned, partially offset by an increase in our overall borrowings.

Other (Income) Expense, Net

The $8.5 million of other income, net for the three months ended March 31, 2019 consisted of an $8.5 million gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The $24.4 million of other expense, net for the three months ended March 31, 2018 consisted of an $11.3 million loss on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $39.1 million and $9.4 million for the three months ended March 31, 2019 and 2018, respectively. The effective income tax rate was 28.9% and 10.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate for the three months ended March 31, 2019 as compared to the same period in 2018 was primarily due to the decrease in net benefits from discrete events, partially offset by changes in the geographic mix of our income. Included in the discrete events for the three months ended March 31, 2019 and 2018 was the impact of $2.4 million and $19.4 million, respectively, of excess tax benefits from share-based compensation arrangements.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,209.0 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, we generated $38.5 million of operating cash flow as compared to $156.2 million for the same period in 2018. The decrease in our operating cash flow was the result of $26.0 million of lower net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows and $91.7 million of unfavorable changes in operating assets and liabilities. The $26.0 million of lower net income excluding non-cash items was primarily the result of higher income taxes (See Note 9, Income Taxes, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion). The $91.7 million change in operating assets and liabilities was primarily the result of unfavorable changes in inventories; accrued compensation, which included higher bonus payments in 2019; accounts payable; and royalty overrides, partially offset by favorable changes in income tax balances.

Capital expenditures, including accrued capital expenditures, for the three months ended March 31, 2019 and 2018 were $22.7 million and $14.6 million, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $130 million to $170 million for the full year of 2019.

In March 2019, we hosted our annual global Herbalife Honors event in Singapore where sales leaders from around the world met and shared best practices, conducted leadership training, and our management awarded Members $70.7 million of Mark Hughes bonus payments related to their 2018 performance. In March 2018, our management awarded Members $64.8 million of Mark Hughes bonus payments related to their 2017 performance.

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

On August 16, 2018, we entered into a new $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023 and the 2018 Term Loan B matures on August 18, 2025. However, the 2018 Term Loan B will mature on either: (i) May 16, 2019 if the outstanding principal on the 2019 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on such date; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on such date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. We recognized a loss on extinguishment of $35.4 million as a result, which is recorded in other (income) expense, net within our condensed consolidated statements of income.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2019 and December 31, 2018, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us.

During the three months ended March 31, 2019, we repaid a total amount of $5.0 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2018, we repaid a total amount of $24.4 million on amounts outstanding under the 2017 Credit Facility. As of March 31, 2019 and December 31, 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $990.0 million and $995.0 million, respectively. Of the $990.0 million outstanding under the 2018 Credit Facility as of March 31, 2019, $243.8 million was outstanding under the 2018 Term Loan A and $746.2 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2019 and December 31, 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.71% and 6.80%, respectively.

See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

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

During March 2018, we issued $550 million aggregate principal of new convertible senior notes due 2024 as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of our existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. As of March 31, 2019, the remaining outstanding principal on the 2019 Convertible Notes was $675.0 million.

See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

Senior Notes due 2026

During August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility. See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2026 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2019 and December 31, 2018, the total amount of our foreign subsidiary cash and cash equivalents was $820.9 million and $870.3 million, respectively, of which $293.9 million and $309.4 million, respectively, was invested in U.S. dollars. As of March 31, 2019 and December 31, 2018, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $388.1 million and $328.6 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2018, our U.S. consolidated group had approximately $116.6 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2018, Herbalife Nutrition Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Fund, approximately $119.8 million of unremitted earnings were permanently reinvested as of December 31, 2018. As of March 31, 2019, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2018 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes. See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the Forward Transactions.

During the three months ended March 31, 2019, we did not repurchase any of our common shares through open market purchases. During the three months ended March 31, 2018, an indirect wholly-owned subsidiary of ours purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. These share repurchases increased our total shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2019 and December 31, 2018, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with our October 2017 modified Dutch auction tender offer, as described further in the 2018 10-K, we incurred $1.6 million in transaction costs and also provided a CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, are recognized within our condensed consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within our condensed consolidated statements of income during each reporting period until the CVR expires in August 2019 or is terminated due to a going-private transaction, which is also incorporated in the valuation of the CVR; this going-private probability input is considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. Any subsequent increase or decrease in this input or other inputs described above in subsequent valuations could significantly impact the fair value of the CVR. We recognized an $8.5 million gain in other (income) expense, net within our condensed consolidated statement of income during the three months ended March 31, 2019 due to the change in the fair value of the CVR, which was primarily driven by a decrease in the market price of our common shares and a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expires pursuant to its terms. We recognized an $11.3 million loss in other (income) expense, net within our condensed consolidated statement of income during the three months ended March 31, 2018 due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of our common shares. As of March 31, 2019 and December 31, 2018, the fair value of the CVR was $7.2 million and $15.7 million, respectively. See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share.

During March 2018, in connection with our repurchase of a portion of the 2019 Convertible Notes, we entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of the Capped Call Transactions, in each case, in a notional amount corresponding to the aggregate principal amount of the 2019 Convertible Notes that were repurchased.

See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of March 31, 2019 and December 31, 2018, we had working capital of $304.0 million and $216.2 million, respectively, or an increase of $87.8 million. The increase was primarily due to increases in receivables and inventories, and decreases in royalty overrides and other current liabilities, partially offset by a decrease in prepaid expenses and other current assets.

We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this Quarterly Report on Form 10-Q.

Contingencies

See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2019.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2019, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both the three months ended March 31, 2019 and 2018.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $31.0 million and $29.8 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

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

As of March 31, 2019 and December 31, 2018, we had goodwill of approximately $92.0 million and $92.9 million, respectively. As of both March 31, 2019 and December 31, 2018, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the three months ended March 31, 2019 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three months ended March 31, 2019 and 2018.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2018 10-K for a further discussion of U.S. Tax Reform.

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

We apply FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the condensed consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general, and administrative expenses within our condensed consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2019 and December 31, 2018, the aggregate notional amounts of these contracts outstanding were approximately $23.4 million and $43.8 million, respectively. As of March 31, 2019, the outstanding contracts were expected to mature over the next eight months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2019, we recorded assets at fair value of $0.3 million and liabilities at fair value of $1.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, we recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2019 and December 31, 2018.

As of both March 31, 2019 and December 31, 2018, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2019 and December 31, 2018.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2019:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2019
Buy British pound sell Euro	0.87	$3.2	$—
Buy British pound sell U.S. dollar	1.33	1.4	—
Buy Chinese yuan sell Euro	7.75	60.3	0.7
Buy Colombian peso sell U.S. dollar	3,313.00	1.7	0.1
Buy Euro sell Australian dollar	1.58	1.5	—
Buy Euro sell British pound	0.86	10.5	0.1
Buy Euro sell Chilean peso	770.00	1.1	—
Buy Euro sell Ghanaian cedi	6.01	0.6	—
Buy Euro sell Hong Kong dollar	8.86	4.6	—
Buy Euro sell Indonesian rupiah	16,191.24	2.6	—
Buy Euro sell Japanese yen	124.32	0.4	—
Buy Euro sell Kazakhstani tenge	433.50	1.2	—
Buy Euro sell Korean won	1,285.30	1.5	—
Buy Euro sell Malaysian ringgit	4.61	3.8	—
Buy Euro sell Mexican peso	23.07	31.7	(1.3)
Buy Euro sell Peruvian nuevo sol	3.75	3.5	—
Buy Euro sell Philippine peso	60.11	3.6	—
Buy Euro sell Russian ruble	73.15	9.3	0.1
Buy Euro sell South African rand	16.45	4.6	—
Buy Euro sell Taiwan dollar	35.10	1.0	—
Buy Euro sell U.S. dollar	1.14	24.7	(0.3)
Buy Euro sell Ukrainian hryvnia	31.44	6.5	(0.1)
Buy Indonesian rupiah sell Euro	16,097.00	1.7	—
Buy Indonesian rupiah sell U.S. dollar	14,507.00	7.0	(0.1)
Buy Korean won sell U.S. dollar	1,118.50	5.8	(0.1)
Buy Malaysian ringgit sell Euro	4.58	2.5	—
Buy Mexican peso sell Euro	22.02	9.1	—
Buy Norwegian krone sell U.S. dollar	8.69	1.1	—
Buy Peruvian nuevo sol sell Euro	3.73	1.2	—
Buy Russian ruble sell Euro	73.38	2.8	—
Buy Swedish krona sell U.S. dollar	8.90	1.1	—
Buy Taiwan dollar sell U.S. dollar	30.17	9.4	(0.2)
Buy U.S. dollar sell Colombian peso	3,140.99	3.4	0.1
Buy U.S. dollar sell Euro	1.14	66.5	0.7
Buy U.S. dollar sell Korean won	1,127.37	5.8	—
Buy U.S. dollar sell Mexican peso	22.02	4.9	(0.1)
Buy U.S. dollar sell Turkish lira	5.61	4.5	0.1
Buy Ukrainian hryvnia sell Euro	31.22	6.3	—
Total forward contracts		$312.4	$(0.3)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2019, the aggregate annual maturities of the 2018 Credit Facility were expected to be $15.0 million for the remainder of 2019, $21.6 million for 2020, $26.3 million for 2021, $27.8 million for 2022, $188.7 million for 2023, and $710.6 million thereafter. As of March 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $244.6 million and $748.6 million, respectively, and the carrying values were $242.4 million and $736.7 million, respectively. As of December 31, 2018, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $240.7 million and $729.3 million, respectively, and the carrying values were $245.4 million and $738.2 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of March 31, 2019 and December 31, 2018. The 2018 Credit Facility bears variable interest rates, and as of March 31, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.71% and 6.80%, respectively. Since our 2018 Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts stayed constant on our 2018 Credit Facility, our annual interest expense could increase or decrease by approximately $9.9 million.

As of March 31, 2019, the fair values of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes were approximately $669.0 million and $476.4 million, respectively, and the carrying values were $663.7 million and $421.1 million, respectively. As of December 31, 2018, the fair values of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes were approximately $662.1 million and $448.1 million, respectively, and the carrying values were $656.4 million and $416.0 million, respectively. The 2019 Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the 2019 Convertible Notes prior to their stated maturity date. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes mature on March 15, 2024, unless redeemed, repurchased or converted in accordance with their terms prior to such date.

As of March 31, 2019, the fair value of the 2026 Notes was approximately $413.1 million and the carrying value was $394.9 million. As of December 31, 2018, the fair value of the 2026 Notes was approximately $394.6 million and the carrying value was $394.8 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.0 million or increase by approximately $15.7 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, or cybersecurity incidents;
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

See discussion under Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Part I, Item 1, Business of the 2018 10-K for additional information regarding sales leader retention rates.

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

In addition, our Members’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients, or any similar products or ingredients, with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

Our business is subject to changing consumer trends and preferences, especially with respect to weight management; targeted nutrition; energy, sports, and fitness; and other nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and Member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and other similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are in compliance with all of these regulations. Our failure or our Members’ failure to comply with these regulations or new regulations could disrupt our Members’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business, financial condition, and operating results. In addition, the adoption of new regulations or changes in the interpretations of existing regulations, such as those relating to genetically modified foods, may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues that may harm our financial condition and operating results.

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

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce new products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales. For example, the Chinese government carried out a 100-day review which began on January 8, 2019 to investigate the unlawful promotion and sales of health products. This review was accompanied with negative media attention, and although the review ended on or about April 18, 2019, the effects of the negative publicity may result in a material adverse effect on our business in China.

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

As previously disclosed, the SEC has requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. The Company is discussing a possible resolution with the SEC and, based on the course of these discussions to date, the Company has recorded an accrued liability of $8 million within its condensed consolidated balance sheet as of March 31, 2019. However, the Company is unable to predict whether a settlement will be reached or, if so, the amount of any such settlement, and the actual loss incurred in connection with this matter could exceed the amount accrued. In the event a settlement is not reached, litigation may ensue. While the Company believes this investigation is nearing conclusion, the Company cannot predict the eventual scope, duration, or outcome of this investigation at this time. The possible range of outcomes continues to include discussions leading to a settlement which could include a monetary payment and other relief, the filing by the SEC of a litigated civil complaint or administrative action, or the closure of this matter without action, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations.

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

The Consent Order has impacted, and may continue to impact, our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the business procedures implemented as a result thereof, will not impact sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the procedures described above, and any other actions taken in respect of continuing compliance efforts with the Consent Order, may continue to be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members also disagreed with our decision to enter into the Consent Order, whether because they disagreed with certain terms thereof, they believed it would negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will continue to achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order has set new standards within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers and ultimately net sales.

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

Approximately 80% of our net sales for the year ended December 31, 2018 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as due to economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies, or any changes we make to our business in response to the foregoing. For example, tariffs enacted by the Mexican government during 2018 on products imported from the United States are applicable to a significant portion of our product line and the tariffs, along with any price increases we implemented or may implement in the future, may have an adverse impact on future sales if they remain in place, particularly if the Company deems it necessary to increase product prices. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China continues to evolve, and officials in the Chinese government, including at the local and national level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations. Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities that at the time they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. For example, China’s State Administration for Market Regulation, along with twelve other Chinese government ministries and agencies, carried out a 100-day review which began on January 8, 2019 to investigate the unlawful promotion and sales of health products. Although the review ended on or about April 18, 2019, there is no guarantee the government will not revisit its focus on health products, expand its investigation to cover direct-selling business models, or otherwise launch into a new investigation or multiple investigations that may result in a material adverse effect to our business in China. Furthermore, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, create industry reputational risk, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified by regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China.

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

Our business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, and/or other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; cybersecurity incidents, including malicious software attacks intended to render our internal operating systems or data unavailable, such as ransomware, phishing attacks; and/or other actions by third parties and other similar disruptions could adversely affect our ability to conduct business. Additionally, intentional or inadvertent exposure of content perceived to be sensitive data, may adversely affect our business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. For example, our operations in Mexico were impacted by flooding in September 2017, when the severe weather conditions damaged or otherwise destroyed inventory stored at one of our facilities. Furthermore, our headquarters and one of our distribution facilities are located in Southern California, an area susceptible to earthquakes. Although the events in Mexico did not have a material negative impact to our Mexico operations, we cannot make any assurances that any future natural disasters, catastrophic events, acts of war or terrorism and other similar disruptions, including those due to cybersecurity incidents, ransomware, or other actions by third parties, will not adversely affect our ability to operate our business and our financial condition and results of operations.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the DOJ have been conducting investigations into the Company’s compliance with the FCPA in China, which are mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. These investigations are proceeding, the government is continuing to request documents and other information relating to these matters, and the Company has commenced discussions with the government regarding possible resolution of these matters. The Company is conducting its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ. Although a likely outcome could include resolution or government action, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations.

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

If any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2019 Convertible Notes as of February 7, 2014, the date of issuance thereof, was 11.5908 common shares per $1,000 principal amount, or a conversion price of approximately $86.28 per common share, and the conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount, or a conversion price of approximately $124.96 per common share. The conversion rate for the 2019 Convertible Notes was adjusted to 23.1816 common shares per $1,000 principal amount, or a conversion price of approximately $43.14 per common share, and the conversion rate for the 2024 Convertible Notes was adjusted to 16.0056 common shares per $1,000 principal amount, or a conversion price of approximately $62.48 per common share, due to our two-for-one stock split effected in May 2018. The conversion rate for the 2019 Convertible Notes was further adjusted to 23.2245 common shares per $1,000 principal amount, or a conversion price of approximately $43.06 per common share, and the conversion rate for the 2024 Convertible Notes was further adjusted to 16.0352 common shares per $1,000 principal amount, or a conversion price of approximately $62.36 per common share, due to the Company’s modified Dutch auction tender offer completed in May 2018. Because the conversion rates of the 2019 Convertible Notes and 2024 Convertible Notes adjust upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2019 Convertible Notes or 2024 Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on contingencies relating to VAT and other related matters.

U.S. Tax Reform may adversely impact certain U.S. shareholders of the Company.

A non-U.S. corporation will be classified as a controlled foreign corporation, or CFC, for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly through foreign entities, or constructively pursuant to the application of certain constructive ownership rules) 10% or more of the voting power or value of the shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares, special voting rights to appoint directors, whether by law, agreement, or other arrangement, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons (including individuals and entities) that are entitled to acquire shares pursuant to an option, such as the holders of our 2019 Convertible Notes and 2024 Convertible Notes. Generally, 10% U.S. Shareholders of a CFC are required to include currently in gross income their respective shares of (i) the CFC’s “Subpart F income” (e.g. items of passive income and certain income resulting from inter-company sales and services), (ii) the CFC’s earnings (that have not been subject to tax under the Subpart F rules) to the extent the CFC holds certain U.S. property, and (iii) the CFC’s global intangible low-taxed income pursuant to the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform. Such 10% U.S. Shareholders are subject to current U.S. federal income tax with respect to the foregoing income items, even if the CFC has not made an actual distribution to such shareholders.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more specific discussion of contingencies related to the activities of our Members.

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

(a) None.

(b) None.

(c) On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion. We did not repurchase any of our common shares during the three months ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(r)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(r)
4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(r)
4.4	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(n)
4.5	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.4 hereto)	(n)
4.6

Indenture, dated as of August 16, 2018 among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee governing the 7.250% Senior Notes due 2026

(q)
4.7	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.6 hereto)	(q)
10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.4#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(o)
10.13#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(d)
10.14#	Form of Independent Directors Stock Appreciation Right Award Agreement	(e)
10.15#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(e)
10.16#	Amended and Restated Non-Management Directors Compensation Plan	(f)
10.17#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(f)
10.18#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(g)
10.19#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(g)
10.20#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)
10.21	Form of Forward Share Repurchase Confirmation	(r)
10.22	Form of Base Capped Call Confirmation	(r)
10.23	Form of Additional Capped Call Confirmation	(r)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(r)
10.25#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(g)
10.26#	Herbalife Ltd. Executive Incentive Plan	(g)
10.27	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(h)

Exhibit Number	Description	Reference
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

(q)
10.47#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	(r)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(e)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(f)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(g)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(h)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(j)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(k)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(l)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(m)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(n)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(p)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: May 2, 2019