Form 10-Q
period 2019-09-30
HERBALIFE NUTRITION LTD.
filed 2019-10-30
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of October 22, 2019 was 147,292,579.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$715.2	$1,198.9
Receivables, net of allowance for doubtful accounts	100.4	70.5
Inventories	420.1	381.8
Prepaid expenses and other current assets	153.6	153.8
Total current assets	1,389.3	1,805.0
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	360.6	360.0
Operating lease right-of-use assets	181.9	—
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	89.3	92.9
Other assets	214.4	221.8
Total assets	$2,545.6	$2,789.8
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$75.8	$81.1
Royalty overrides	283.9	281.4
Current portion of long-term debt	24.5	678.9
Other current liabilities	536.4	547.4
Total current liabilities	920.6	1,588.8
Long-term debt, net of current portion	1,779.3	1,774.9
Non-current operating lease liabilities	165.4	—
Other non-current liabilities	147.8	149.5
Total liabilities	3,013.1	3,513.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 137.2 million (2019) and 142.8 million (2018) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	363.7	341.5
Accumulated other comprehensive loss	(230.4)	(209.8)
Accumulated deficit	(272.0)	(526.3)
Treasury stock, at cost, 10.0 million (2019) and 10.0 million (2018) shares	(328.9)	(328.9)
Total shareholders’ deficit	(467.5)	(723.4)
Total liabilities and shareholders’ deficit	$2,545.6	$2,789.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions, except per share amounts)
Net sales	$1,244.5	$1,242.8	$3,656.8	$3,705.2
Cost of sales	243.4	218.1	728.2	693.4
Gross profit	1,001.1	1,024.7	2,928.6	3,011.8
Royalty overrides	363.8	344.0	1,090.1	1,031.1
Selling, general, and administrative expenses	500.1	499.4	1,412.5	1,469.7
Other operating income	(6.4)	(6.0)	(33.7)	(23.9)
Operating income	143.6	187.3	459.7	534.9
Interest expense, net	31.6	39.9	104.0	124.1
Other (income) expense, net	(1.3)	30.9	(15.7)	60.0
Income before income taxes	113.3	116.5	371.4	350.8
Income taxes	31.8	45.3	117.1	103.1
Net income	$81.5	$71.2	$254.3	$247.7
Earnings per share:
Basic	$0.59	$0.52	$1.85	$1.75
Diluted	$0.58	$0.49	$1.79	$1.64
Weighted-average shares outstanding:
Basic	137.4	136.2	137.3	141.3
Diluted	140.0	145.6	142.3	150.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Net income	$81.5	$71.2	$254.3	$247.7
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(0.1) and $(2.4) for the three months ended September 30, 2019 and 2018, respectively, and $(1.1) and $(4.4) for the nine months ended September 30, 2019 and 2018, respectively	(24.0)	(4.6)	(18.7)	(34.2)
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended September 30, 2019 and 2018 and $— for both the nine months ended September 30, 2019 and 2018	—	(5.7)	(1.9)	(4.3)
Total other comprehensive loss	(24.0)	(10.3)	(20.6)	(38.5)
Total comprehensive income	$57.5	$60.9	$233.7	$209.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in millions)
Cash flows from operating activities:
Net income	$254.3	$247.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73.4	76.0
Share-based compensation expenses	29.7	31.8
Non-cash interest expense	37.5	49.4
Deferred income taxes	8.0	6.0
Inventory write-downs	17.9	13.9
Foreign exchange transaction loss	4.0	10.4
Loss on extinguishment of debt	—	48.5
Other	(10.4)	11.3
Changes in operating assets and liabilities:
Receivables	(35.7)	(25.9)
Inventories	(63.5)	(40.5)
Prepaid expenses and other current assets	2.7	(52.2)
Accounts payable	(2.9)	25.2
Royalty overrides	5.9	14.2
Other current liabilities	(18.0)	82.3
Other	(2.0)	11.6
Net cash provided by operating activities	300.9	509.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(79.5)	(55.7)
Net cash used in investing activities	(79.5)	(55.7)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	—	998.1
Principal payments on senior secured credit facility and other debt	(17.4)	(1,231.7)
Proceeds from convertible senior notes	—	550.0
Repayment of convertible senior notes	(675.0)	(582.5)
Proceeds from senior notes	—	400.0
Debt issuance costs	—	(26.8)
Share repurchases	(9.9)	(740.6)
Proceeds from settlement of capped call transactions	—	55.9
Other	2.5	2.4
Net cash used in financing activities	(699.8)	(575.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13.4)	(48.0)
Net change in cash, cash equivalents, and restricted cash	(491.8)	(169.2)
Cash, cash equivalents, and restricted cash, beginning of period	1,215.0	1,295.5
Cash, cash equivalents, and restricted cash, end of period	$723.2	$1,126.3

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $76.7 million and $52.7 million as of September 30, 2019 and December 31, 2018, respectively. Substantially all credit card receivables were current as of September 30, 2019 and December 31, 2018. The Company recorded $1.2 million and $0.2 million during the three months ended September 30, 2019 and 2018, respectively, and $2.3 million and $0.7 million during the nine months ended September 30, 2019 and 2018, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of September 30, 2019 and December 31, 2018, the Company’s allowance for doubtful accounts was $2.4 million and $1.5 million, respectively. As of September 30, 2019 and December 31, 2018, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2019, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2018 and any remaining such balance was not material as of September 30, 2019. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.7 million and $4.9 million as of September 30, 2019 and December 31, 2018, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 6, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2019, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $6.4 million and $6.0 million during the three months ended September 30, 2019 and 2018, respectively, and $27.7 million and $23.9 million during the nine months ended September 30, 2019 and 2018, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

During the nine months ended September 30, 2019, the Company also recognized $6.0 million in other operating income related to the finalization of insurance recoveries in connection with the flooding at one of its warehouses in Mexico during September 2017, which damaged certain of the Company’s inventory stored within the warehouse. See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K for further discussion.

Other (Income) Expense, Net

During the three months ended September 30, 2019, the Company recognized a gain of $1.3 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 11, Shareholders’ Deficit, for further information on the CVR) in other (income) expense, net within its condensed consolidated statements of income. During the three months ended September 30, 2018, the Company recognized a gain of $4.6 million on the revaluation of the CVR and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 5, Long-Term Debt) in other (income) expense, net within its condensed consolidated statements of income.

During the nine months ended September 30, 2019, the Company recognized a gain of $15.7 million on the revaluation of the CVR in other (income) expense, net within its condensed consolidated statements of income. During the nine months ended September 30, 2018, the Company recognized a loss of $11.4 million on the revaluation of the CVR, a $13.1 million loss on extinguishment of $475.0 million aggregate principal amount of the Company’s convertible senior notes due 2019 (See Note 5, Long-Term Debt), and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 5, Long-Term Debt) in other (income) expense, net within its condensed consolidated statements of income.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$715.2	$1,198.9
Restricted cash included in Prepaid expenses and other current assets	2.5	3.3
Restricted cash included in Other assets	5.5	12.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$723.2	$1,215.0

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

The following are the major classes of inventory:

	September 30, 2019	December 31, 2018
	(in millions)
Raw materials	$51.1	$51.9
Work in process	6.4	7.1
Finished goods	362.6	322.8
Total	$420.1	$381.8

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the three and nine months ended September 30, 2019 and 2018.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s condensed consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its condensed consolidated balance sheets were as follows:

	September 30, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$181.9	Operating lease right-of-use assets
Finance lease right-of-use assets	1.0	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)
Total lease assets	$182.9
LIABILITIES:
Current:
Operating lease liabilities	$33.4	Other current liabilities
Finance lease liabilities	0.5	Current portion of long-term debt
Non-current:
Operating lease liabilities	165.4	Non-current operating lease liabilities
Finance lease liabilities	0.5	Long-term debt, net of current portion
Total lease liabilities	$199.8

(1)	Finance lease assets are recorded net of accumulated amortization of $1.2 million as of September 30, 2019.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Operating lease cost(1)(2)	$17.0	$49.3
Finance lease cost
Amortization of right-of-use assets	0.1	0.3
Interest on lease liabilities	—	—
Net lease cost	$17.1	$49.6

(1)

Includes short-term leases and variable lease costs, which were $3.0 million and $0.5 million, respectively, for the three months ended September 30, 2019 and $8.9 million and $1.1 million, respectively, for the nine months ended September 30, 2019. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2)

Amounts include $16.1 million and $46.7 million for the three and nine months ended September 30, 2019, respectively, recorded to selling, general, and administrative expenses within the Company’s condensed consolidated statements of income and $0.9 million and $2.6 million for the three and nine months ended September 30, 2019, respectively, capitalized as part of the cost of another asset, which includes inventories. During the three and nine months ended September 30, 2018, the Company recognized rental expense of $15.3 million and $46.2 million, respectively, in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income pursuant to FASB ASC Topic 840, Leases.

As of September 30, 2019, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2019	$5.2	$0.2
2020	45.7	0.5
2021	36.8	0.2
2022	30.2	0.2
2023	17.0	0.1
Thereafter	128.7	—
Total lease payments	263.6	1.2
Less: imputed interest	64.8	0.2
Present value of lease liabilities	$198.8	$1.0

(1)	Operating lease payments exclude $3.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

September 30, 2019
Weighted-average remaining lease term:
Operating leases	8.7 years
Finance leases	2.9 years
Weighted-average discount rate:
Operating leases	5.8%
Finance leases	5.4%

Supplemental cash flow information related to leases is as follows:

Nine Months Ended
September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$33.8
Operating cash flows for finance leases	—
Financing cash flows for finance leases	0.4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	39.1
Finance leases	0.4

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Borrowings under senior secured credit facility, carrying value	$969.9	$983.6
2.00% convertible senior notes due 2019, carrying value of liability component	—	656.4
2.625% convertible senior notes due 2024, carrying value of liability component	431.8	416.0
7.250% senior notes due 2026, carrying value	395.2	394.8
Other	6.9	3.0
Total	1,803.8	2,453.8
Less: current portion	24.5	678.9
Long-term portion	$1,779.3	$1,774.9

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

On August 16, 2018, the Company entered into a new $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on December 15, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other (income) expense, net within the Company’s condensed consolidated statements of income during the year ended December 31, 2018.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2019 and December 31, 2018, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of September 30, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.67% and 6.80%, respectively.

During the nine months ended September 30, 2019, the Company repaid a total amount of $15.0 million on amounts outstanding under the 2018 Credit Facility. During the nine months ended September 30, 2018, the Company repaid a total amount of $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. As of September 30, 2019 and December 31, 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $980.0 million and $995.0 million, respectively. Of the $980.0 million outstanding under the 2018 Credit Facility as of September 30, 2019, $237.5 million was outstanding under the 2018 Term Loan A and $742.5 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of September 30, 2019 and December 31, 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2019 and December 31, 2018.

During the three months ended September 30, 2019 and 2018, the Company recognized $14.6 million and $19.6 million, respectively, of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $0.1 million and $0.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.7 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2019 and 2018, the Company recognized $44.5 million and $68.7 million, respectively, of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $0.2 million and $2.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.3 million and $2.8 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of September 30, 2019 and December 31, 2018, the carrying value of the 2018 Term Loan A was $236.3 million and $245.4 million, respectively, and the fair value was approximately $238.7 million and $240.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of September 30, 2019 and December 31, 2018, the carrying amount of the 2018 Term Loan B was $733.6 million and $738.2 million, respectively, and the fair value was approximately $746.2 million and $729.3 million, respectively.

Convertible Senior Notes due 2019

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes paid interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Unless earlier repurchased or converted, the 2019 Convertible Notes matured on August 15, 2019. The Company could not redeem the 2019 Convertible Notes prior to their stated maturity date. Upon conversion, the 2019 Convertible Notes were to be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 23.1816 common shares per $1,000 principal amount of the 2019 Convertible Notes, or an initial conversion price of approximately $43.14 per common share.

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the 2019 Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2019 Convertible Notes. The $21.5 million of debt issuance costs recorded on the Company’s condensed consolidated balance sheet were amortized over the contractual term of the 2019 Convertible Notes using the effective-interest method.

During February 2014, the $1.15 billion aggregate principal amount of the 2019 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2019 Convertible Notes as a whole. Since the Company was required to settle these 2019 Convertible Notes at face value at or prior to maturity, this liability component was accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2019 Convertible Notes remained outstanding. The effective-interest rate on the 2019 Convertible Notes was approximately 6.2% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

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

On August 15, 2019, the 2019 Convertible Notes matured and the Company repaid the $675.0 million outstanding principal in cash, as well as $6.7 million of accrued interest. As of December 31, 2018, the outstanding principal on the 2019 Convertible Notes was $675.0 million, the unamortized debt discount and debt issuance costs were $18.6 million, and the carrying amount of the liability component was $656.4 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2019 Convertible Notes was approximately $662.1 million as of December 31, 2018.

During the three months ended September 30, 2019 and 2018, the Company recognized $5.4 million and $10.5 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $3.5 million and $6.5 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.7 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2019 and 2018, the Company recognized $27.0 million and $37.9 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $17.0 million and $23.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.7 million and $2.3 million, respectively, relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of September 30, 2019.

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

As of September 30, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $118.2 million, and the carrying amount of the liability component was $431.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $134.0 million, and the carrying amount of the liability component was $416.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $478.1 million and $448.1 million as of September 30, 2019 and December 31, 2018, respectively.

During the three months ended September 30, 2019 and 2018, the Company recognized $9.0 million and $8.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.1 million and $4.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.3 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2019 and 2018, the Company recognized $26.7 million and $17.9 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $14.9 million and $9.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.8 million, and the carrying amount was $395.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $5.2 million, and the carrying amount was $394.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $407.9 million and $394.6 million as of September 30, 2019 and December 31, 2018, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the three months ended September 30, 2019 and 2018, the Company recognized $7.3 million and $3.7 million, respectively, of interest expense relating to the 2026 Notes, which included $0.1 million and $0.1 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2019 and 2018, the Company recognized $22.1 million and $3.7 million, respectively, of interest expense relating to the 2026 Notes, which included $0.4 million and $0.1 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $36.7 million and $44.0 million for the three months ended September 30, 2019 and 2018, respectively, and $121.5 million and $137.7 million for the nine months ended September 30, 2019 and 2018, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2019, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2019	$7.0
2020	24.1
2021	28.4
2022	27.9
2023	188.8
Thereafter	1,660.6
Total	$1,936.8

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2019, the Company had $56.1 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 6, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. The Company has recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s consolidated statements of income for the three and nine months ended September 30, 2019 and has recorded a corresponding accrued liability in that amount within its condensed consolidated balance sheet as of September 30, 2019, as the Company believes a loss is probable pertaining to this VAT-related assessment. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continues to remain effective.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2019, the Company had $30.0 million of Mexico VAT related assets, of which $18.9 million was within other assets and $11.1 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $13.7 million, translated at the September 30, 2019 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $38.6 million, translated at the September 30, 2019 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $14.3 million, translated at the September 30, 2019 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $8.5 million, translated at the September 30, 2019 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $10.8 million, translated at the September 30, 2019 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $6.0 million, translated at the September 30, 2019 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $10.2 million, translated at the September 30, 2019 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $29.6 million, translated at the September 30, 2019 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $9.7 million, translated at the September 30, 2019 spot rate. The Company has paid the assessment and has recognized this payment within other assets on its condensed consolidated balance sheet as of September 30, 2019. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. These investigations are proceeding, the government is continuing to request documents and other information relating to these matters, and the Company is continuing to discuss with the government possible resolution of these matters. The Company has conducted its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ. Although a likely outcome could include resolutions or government actions, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate the amount of loss relating to these matters.

As previously disclosed, the SEC had also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. On September 27, 2019, the Company and the SEC entered into a settlement resolving this matter. Pursuant to the administrative order settling this matter, under which the Company neither admitted nor denied the SEC’s allegations (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder, and pay a $20 million civil penalty. The $20 million settlement amount, which had previously been recorded as an accrued liability within the Company’s condensed consolidated balance sheet as of June 30, 2019, was paid in October 2019.

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

As of September 30, 2019, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Net sales:
Primary Reporting Segment	$1,035.8	$976.3	$3,110.7	$2,939.7
China	208.7	266.5	546.1	765.5
Total net sales	$1,244.5	$1,242.8	$3,656.8	$3,705.2
Contribution margin(1):
Primary Reporting Segment	$446.7	$431.2	$1,346.2	$1,286.2
China(2)	190.6	249.5	492.3	694.5
Total contribution margin	$637.3	$680.7	$1,838.5	$1,980.7
Selling, general, and administrative expenses(2)	500.1	499.4	1,412.5	1,469.7
Other operating income	(6.4)	(6.0)	(33.7)	(23.9)
Interest expense, net	31.6	39.9	104.0	124.1
Other (income) expense, net	(1.3)	30.9	(15.7)	60.0
Income before income taxes	113.3	116.5	371.4	350.8
Income taxes	31.8	45.3	117.1	103.1
Net income	$81.5	$71.2	$254.3	$247.7

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $119.8 million and $135.7 million for the three months ended September 30, 2019 and 2018, respectively, and $304.5 million and $398.3 million for the nine months ended September 30, 2019 and 2018, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Net sales:
United States	$251.5	$234.5	$774.2	$716.4
China	208.7	266.5	546.1	765.5
Mexico	116.5	121.2	357.0	353.4
Others	667.8	620.6	1,979.5	1,869.9
Total net sales	$1,244.5	$1,242.8	$3,656.8	$3,705.2

8. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2018 10-K. During the nine months ended September 30, 2019, the Company granted restricted stock units subject to service conditions and service and performance conditions.

Share-based compensation expense amounted to $9.2 million and $11.6 million for the three months ended September 30, 2019 and 2018, respectively, and $29.7 million and $31.8 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the total unrecognized compensation cost related to all non-vested stock awards was $59.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the nine months ended September 30, 2019:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2018(2)(3)	8,470	$26.82	6.1 years	$272.1
Granted	—	$—
Exercised(4)	(757)	$24.27
Forfeited(5)	(257)	$29.99
Outstanding as of September 30, 2019(2)(3)	7,456	$26.97	5.3 years	$82.8
Exercisable as of September 30, 2019(6)	6,183	$26.63	4.9 years	$71.1
Vested and expected to vest as of September 30, 2019	7,454	$26.97	5.3 years	$82.8

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million market condition SARs as of both September 30, 2019 and December 31, 2018.
(3)	Includes 2.9 million and 3.1 million performance condition SARs as of September 30, 2019 and December 31, 2018, respectively, which represent the maximum amount that can vest.
(4)	Includes less than 0.1 million performance condition SARs.
(5)	Includes 0.2 million performance condition SARs.
(6)	Includes less than 0.1 million market condition and 2.4 million performance condition SARs.

There were no SARs granted during the three and nine months ended September 30, 2019 and 2018. The total intrinsic value of SARs exercised during the three months ended September 30, 2019 and 2018 was $2.4 million and $107.3 million, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2019 and 2018 was $19.6 million and $294.3 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the nine months ended September 30, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2018(1)	1,611	$42.09
Granted(2)	961	$55.48
Vested	(197)	$45.72
Forfeited(3)	(460)	$40.67
Outstanding and nonvested as of September 30, 2019(1)	1,915	$48.78
Expected to vest as of September 30, 2019(4)	1,636	$48.85

(1)	Includes 560,986 and 708,836 performance-based stock unit awards as of September 30, 2019 and December 31, 2018, respectively, which represents the maximum amount that can vest.
(2)	Includes 209,182 performance-based stock unit awards, which represents the maximum amount that can vest.
(3)	Includes 357,032 performance-based stock unit awards.
(4)	Includes 312,757 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended September 30, 2019 was $0.2 million. There were no stock units that vested during the three months ended September 30, 2018. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2019 and 2018 was $11.1 million and $2.1 million, respectively.

9. Income Taxes

Income taxes were $31.8 million and $45.3 million for the three months ended September 30, 2019 and 2018, respectively, and $117.1 million and $103.1 million for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 28.1% and 38.9% for the three months ended September 30, 2019 and 2018, respectively, and 31.5% and 29.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to changes in the geographic mix of the Company’s income, partially offset by a decrease in net benefits from discrete events. Included in the discrete events for the three months ended September 30, 2019 and 2018 was the impact of $0.2 million and $19.3 million, respectively, of excess tax benefits from share-based compensation arrangements. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the decrease in net benefits from discrete events, partially offset by changes in the geographic mix of the Company’s income. Included in the discrete events for the nine months ended September 30, 2019 and 2018 was the impact of $3.0 million and $49.6 million, respectively, of excess tax benefits from share-based compensation arrangements.

As of September 30, 2019, the total amount of unrecognized tax benefits, including related interest and penalties, was $70.0 million. If the total amount of unrecognized tax benefits was recognized, $46.9 million of unrecognized tax benefits, $11.4 million of interest, and $1.9 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $4.1 million within the next twelve months. Of this possible decrease, $0.3 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.8 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 6, Contingencies.

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

As of September 30, 2019 and December 31, 2018, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $27.3 million and $43.8 million, respectively. As of September 30, 2019, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2019, the Company recorded assets at fair value of $0.2 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2019 and December 31, 2018.

As of September 30, 2019 and December 31, 2018, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Company had aggregate notional amounts of approximately $388.0 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2019 and 2018 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the three and nine months ended September 30, 2019 and 2018:

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.2)	$(6.0)	$(1.2)	$(5.5)

As of September 30, 2019, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $0.1 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$243.4	$500.1	$218.1	$499.4	$728.2	$1,412.5	$693.4	$1,469.7

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(0.3)	—	1.2	—	(0.2)	—	3.2	—
Amount of loss excluded from assessment of effectiveness recognized in income(1)	(0.6)	—	—	(0.9)	(1.9)	—	—	(4.0)

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	0.1	—	(0.4)	—	0.9	—	(4.4)
Amount of gain (loss) excluded from assessment of effectiveness recognized in income	—	0.1	—	(0.1)	—	0.2	—	0.8

(1)

As a result of adopting ASU 2017-12 during the first quarter of 2019, for the three and nine months ended September 30, 2019, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in cost of sales within its condensed consolidated statements of income. Prior to the adoption of ASU 2017-12, for the three and nine months ended September 30, 2018, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in selling, general, and administrative expenses within its condensed consolidated statements of income.

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$0.4	$(0.7)	$0.2	$(2.3)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2019 and December 31, 2018.

11. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of June 30, 2019	$0.1	$(328.9)	$354.5	$(206.4)	$(353.5)	$(534.2)
Issuance of 0.1 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.9			0.9
Additional capital from share-based compensation			9.2			9.2
Repurchases of 0.1 common shares	—		(0.9)			(0.9)
Forward Counterparties' delivery of 4.0 common shares to the Company	—		—			—
Net income					81.5	81.5
Foreign currency translation adjustment, net of income taxes of $(0.1)				(24.0)		(24.0)
Unrealized loss on derivatives, net of income taxes of $—				—		—
Balance as of September 30, 2019	$0.1	$(328.9)	$363.7	$(230.4)	$(272.0)	$(467.5)

	Three Months Ended September 30, 2018
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of June 30, 2018	$0.1	$(328.9)	$389.4	$(193.6)	$(646.4)	$(779.4)
Issuance of 2.0 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.7			0.7
Additional capital from share-based compensation			11.6			11.6
Repurchases of 1.0 common shares	—		(54.9)		—	(54.9)
Forward Counterparties' delivery of 2.0 common shares to the Company	—		—			—
Net income					71.2	71.2
Foreign currency translation adjustment, net of income taxes of $(2.4)				(4.6)		(4.6)
Unrealized loss on derivatives, net of income taxes of $—				(5.7)		(5.7)
Balance as of September 30, 2018	$0.1	$(328.9)	$346.8	$(203.9)	$(575.2)	$(761.1)

Changes in shareholders’ deficit for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2018	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)
Issuance of 0.6 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.4			2.4
Additional capital from share-based compensation			29.7			29.7
Repurchases of 0.2 common shares	—		(9.9)			(9.9)
Forward Counterparties' delivery of 6.0 common shares to the Company	—		—			—
Net income					254.3	254.3
Foreign currency translation adjustment, net of income taxes of $(1.1)				(18.7)		(18.7)
Unrealized loss on derivatives, net of income taxes of $—				(1.9)		(1.9)
Balance as of September 30, 2019	$0.1	$(328.9)	$363.7	$(230.4)	$(272.0)	$(467.5)

	Nine Months Ended September 30, 2018
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2017	$0.1	$(328.6)	$407.3	$(165.4)	$(248.1)	$(334.7)
Issuance of 5.9 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		1.8			1.8
Additional capital from share-based compensation			31.8			31.8
Repurchases of 14.1 common shares	—	(0.3)	(163.7)		(572.4)	(736.4)
Forward Counterparties' delivery of 10.4 common shares to the Company	—		—			—
Issuance of convertible senior notes			136.7			136.7
Repurchase of convertible senior notes			(123.0)			(123.0)
Unwind of capped call transactions			55.9			55.9
Net income					247.7	247.7
Foreign currency translation adjustment, net of income taxes of $(4.4)				(34.2)		(34.2)
Unrealized loss on derivatives, net of income taxes of $—				(4.3)		(4.3)
Cumulative effect of accounting change					(2.4)	(2.4)
Balance as of September 30, 2018	$0.1	$(328.9)	$346.8	$(203.9)	$(575.2)	$(761.1)

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

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2019, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. During the three months ended September 30, 2019 and 2018, the Forward Counterparties delivered approximately 4.0 million and 2.0 million shares, respectively, to the Company, which were subsequently retired by the Company. During the nine months ended September 30, 2019 and 2018, the Forward Counterparties delivered approximately 6.0 million and 10.4 million shares, respectively, to the Company, which were subsequently retired by the Company. As of September 30, 2019, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no more shares remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. The Company recognized $0.2 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $7.8 million for the nine months ended September 30, 2019 and 2018, respectively, of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended September 30, 2019 and 2018, the Company did not repurchase any of its common shares through open market purchases. During the nine months ended September 30, 2019, the Company did not repurchase any of its common shares through open market purchases. During the nine months ended September 30, 2018, an indirect wholly-owned subsidiary of the Company purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both September 30, 2019 and December 31, 2018, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within the Company's condensed consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within the Company's condensed consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date the Company commenced the related modified Dutch auction tender offer.

During the three months ended September 30, 2019, the Company recognized a $1.3 million gain in other (income) expense, net within its condensed consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the three months ended September 30, 2018, the Company recognized a $4.6 million gain in other (income) expense, net within its condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

During the nine months ended September 30, 2019, the Company recognized a $15.7 million gain in other (income) expense, net within its condensed consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the nine months ended September 30, 2018, the Company recognized a $11.4 million loss in other (income) expense, net within its condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by the increase in the market price of the Company’s common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2019 and 2018, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the nine months ended September 30, 2019 and 2018, the Company’s share repurchases, inclusive of transaction costs, were zero and $600.7 million, respectively, under the Company’s share repurchase programs, and $9.9 million and $135.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the nine months ended September 30, 2019 and 2018, the Company’s total share repurchases, including shares withheld for tax purposes, were $9.9 million and $736.4 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $740.6 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the nine months ended September 30, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheet as of December 31, 2017 but were subsequently paid during the nine months ended September 30, 2018.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, the Company paid approximately $123.8 million to enter into Capped Call Transactions with certain financial institutions. The Capped Call Transactions were expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares was greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share. The strike price and cap price were subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect was only exposed to potential net dilution once the market price of its common shares exceeded the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

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

On August 15, 2019, the 2019 Convertible Notes matured and the remaining Capped Call Transactions expired unexercised. The expiration of the Capped Call Transactions did not have an impact on the Company’s condensed consolidated financial statements.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2019			September 30, 2018
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(206.3)	$(0.1)	$(206.4)	$(200.2)	$6.6	$(193.6)
Other comprehensive loss before reclassifications, net of tax	(24.0)	(0.2)	(24.2)	(4.6)	(6.0)	(10.6)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.2	0.2	—	0.3	0.3
Total other comprehensive loss, net of reclassifications	(24.0)	—	(24.0)	(4.6)	(5.7)	(10.3)
Ending balance	$(230.3)	$(0.1)	$(230.4)	$(204.8)	$0.9	$(203.9)

(1)

See Note 10, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended September 30, 2019 and 2018.

Other comprehensive loss before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $2.4 million for foreign currency translation adjustments for the three months ended September 30, 2018.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2019 and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2019			September 30, 2018
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$1.8	$(209.8)	$(170.6)	$5.2	$(165.4)
Other comprehensive loss before reclassifications, net of tax	(18.7)	(1.2)	(19.9)	(34.2)	(5.5)	(39.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.7)	(0.7)	—	1.2	1.2
Total other comprehensive loss, net of reclassifications	(18.7)	(1.9)	(20.6)	(34.2)	(4.3)	(38.5)
Ending balance	$(230.3)	$(0.1)	$(230.4)	$(204.8)	$0.9	$(203.9)

(1)

See Note 10, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the nine months ended September 30, 2019 and 2018.

Other comprehensive loss before reclassifications was net of tax benefit of $1.1 million for foreign currency translation adjustments for the nine months ended September 30, 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $4.4 million for foreign currency translation adjustments for the nine months ended September 30, 2018.

12. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Weighted-average shares used in basic computations	137.4	136.2	137.3	141.3
Dilutive effect of exercise of equity grants outstanding	2.6	6.0	3.7	6.8
Dilutive effect of 2019 Convertible Notes	—	3.4	1.3	2.7
Weighted-average shares used in diluted computations	140.0	145.6	142.3	150.8

There were an aggregate of 1.7 million and 1.6 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended September 30, 2019 and 2018, respectively, and an aggregate of 1.0 million and 1.7 million of equity grants, consisting of SARs and stock units, that were outstanding during the nine months ended September 30, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company was required to settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2019 Convertible Notes. The dilutive impacts for the three and nine months ended September 30, 2019 and 2018 are disclosed in the table above. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and nine months ended September 30, 2019 and 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2019 and 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2019 and December 31, 2018:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2019	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2018	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.2	$0.5	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.6	2.8	Prepaid expenses and other current assets
	$1.8	$3.3
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.8	$0.7	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.3	1.0	Other current liabilities
	$4.1	$1.7

The Company’s CVR liability was measured at fair value and consisted of Level 3 inputs. See Note 11, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other current liabilities within the Company’s condensed consolidated balance sheet as of September 30, 2019:

Contingent Value Right
(in millions)
Fair value as of December 31, 2018	$15.7
Net unrealized gain(1)	(15.7)
Fair value as of September 30, 2019	$—

(1)	Unrealized gains and losses related to the revaluation of the CVR are recorded in other (income) expense, net within the Company’s condensed consolidated statements of income.

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2019
Foreign exchange currency contracts	$1.8	$(1.2)	$0.6
Total	$1.8	$(1.2)	$0.6
December 31, 2018
Foreign exchange currency contracts	$3.3	$(1.2)	$2.1
Total	$3.3	$(1.2)	$2.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2019
Foreign exchange currency contracts	$4.1	$(1.2)	$2.9
Total	$4.1	$(1.2)	$2.9
December 31, 2018
Foreign exchange currency contracts	$1.7	$(1.2)	$0.5
Total	$1.7	$(1.2)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2019 and December 31, 2018, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $37.1 million and $31.2 million and deferred tax assets of $71.1 million and $79.1 million as of September 30, 2019 and December 31, 2018, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
	(in millions)
Accrued compensation	$105.3	$137.9
Accrued service fees to China independent service providers	64.8	67.6
Accrued advertising, events, and promotion expenses	49.7	55.1
Current operating lease liabilities	33.4	—
Advance sales deposits	85.4	65.6
Income taxes payable	13.5	40.0
Other accrued liabilities	184.3	181.2
Total	$536.4	$547.4

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $59.3 million and $51.3 million and deferred income tax liabilities of $7.2 million and $7.5 million as of September 30, 2019 and December 31, 2018, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2018 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

	Three Months Ended			Nine Months Ended
	September 30, 2019	September 30, 2018	% Change	September 30, 2019	September 30, 2018	% Change
	(Volume Points in millions)
North America(1)	330.8	309.3	7.0%	1,017.1	948.9	7.2%
Mexico	216.4	233.0	(7.1)%	663.0	691.9	(4.2)%
South and Central America(2)	130.1	138.2	(5.9)%	386.2	423.0	(8.7)%
EMEA	315.2	303.1	4.0%	977.0	917.3	6.5%
Asia Pacific	406.6	346.5	17.3%	1,147.1	935.9	22.6%
China	142.4	176.8	(19.5)%	361.6	514.0	(29.6)%
Worldwide(3)	1,541.5	1,506.9	2.3%	4,552.0	4,431.0	2.7%

(1)

Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the three and nine months ended September 30, 2019 would have been an increase of 6.5% and 6.0%, respectively.

(2)

Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the three and nine months ended September 30, 2019 would have been a decrease of 6.4% and 9.4%, respectively.

(3)

Excluding the Volume Point adjustments made during 2018 for certain products in certain markets in the North America and South and Central America regions noted above, the percent change for the three and nine months ended September 30, 2019 would have been an increase of 2.1% and 2.4%, respectively.

Volume Points increased 2.3% for the three months ended September 30, 2019 after having increased 15.0% for the same period in 2018. Excluding the impact of the adjustments made during 2018, Volume Points increased 2.1% for the three months ended September 30, 2019 after having increased 14.3% for the same period in 2018. Volume Points increased 2.7% for the nine months ended September 30, 2019 after having increased 8.8% for the same period in 2018. Excluding the impact of the adjustments made during 2018, Volume Points increased 2.4% for the nine months ended September 30, 2019 after having increased 8.3% for the same period in 2018. We believe North America’s Volume Point increase for the quarter and year-to-date periods, though below prior year levels, reflects momentum supported by our expanding product line and enhanced technology tools which aid our distributors’ businesses. We believe Mexico’s decreases for these periods, after increases for the prior year periods, reflect continuing difficult economic conditions in the market and, for the year-to-date period, the adverse impact on the demand for our products of a 2% price surcharge we instituted from February through early July 2019 to mitigate the impact of tariffs enacted by the Mexican government on products imported from the United States. The South and Central America region saw a continuing decline in Volume Points for the periods as the region generally continues to move more slowly than we have seen elsewhere toward sustainable, customer-oriented business practices, and experienced competitive pressures in Brazil. The EMEA region saw continued Volume Point growth as a result, we believe, of customer-oriented efforts, including Member training, brand awareness, product line expansion, and enhanced technology tools. Continued Volume Point growth for the periods for the Asia Pacific region reflect a successful focus on customer-based business and daily consumption DMOs, including Nutrition Clubs, and expansion of our product lines, as well as increases for the periods in the South Korea market that had experienced several years of decline. We believe the Volume Point decrease in China for the periods were driven by the ongoing impact on the pipeline and success of new Members from the Chinese government’s 100-day review, concluded in April 2019, of the health product industry. Results are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 40.6% and 39.5% of retail value for the three months ended September 30, 2019 and 2018, respectively, and 41.1% and 39.8% of retail value for the nine months ended September 30, 2019 and 2018, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2019 were $1,244.5 million and $3,656.8 million, respectively. Net sales increased $1.7 million, or 0.1% ($5.1 million, or 0.4% excluding Venezuela), and decreased $48.4 million, or 1.3% ($36.1 million, or 1.0% excluding Venezuela), for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 102.1% and 383.2% (2.4% and 2.9% excluding Venezuela) for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 0.1% increase in net sales for the three months ended September 30, 2019 was primarily driven by a 102.8% favorable impact of price increases (3.1% favorable impact excluding Venezuela), partially offset by a 102.0% unfavorable impact of fluctuations in foreign currency exchange rates (1.9% unfavorable impact excluding Venezuela) and a 2.1% unfavorable impact of country sales mix. The 1.3% decrease in net sales for the nine months ended September 30, 2019 was primarily driven by a 384.5% unfavorable impact of fluctuations in foreign currency exchange rates (3.9% unfavorable impact excluding Venezuela) and a 3.0% unfavorable impact of country sales mix; partially offset by a 383.3% favorable impact of price increases (3.0% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 2.7% increase in Volume Points.

Net income for the three and nine months ended September 30, 2019 was $81.5 million, or $0.58 per diluted share, and $254.3 million, or $1.79 per diluted share, respectively. Net income increased $10.3 million, or 14.5%, and $6.6 million, or 2.7%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase in net income for the three months ended September 30, 2019 was mainly due to a $32.2 million favorable impact from other (income) expense, net relating to CVR revaluations and losses on debt extinguishment in 2018 as described below; $13.5 million lower income taxes; and $8.3 million lower interest expense, net; partially offset by $43.4 million lower contribution margin driven by lower sales in China. The increase in net income for the nine months ended September 30, 2019 was mainly due to $57.2 million lower selling, general, and administrative expenses; a $75.7 million favorable impact from other (income) expense, net relating to CVR revaluations and losses on debt extinguishment in 2018 as described below; $20.1 million lower interest expense, net; and $9.8 million higher other operating income relating to government grant income from China and insurance recoveries in Mexico as described below; partially offset by $142.2 million lower contribution margin driven by lower sales in China; and $14.0 million higher income taxes.

Net income for the three months ended September 30, 2019 included a $19.0 million pre-tax unfavorable impact ($16.2 million post-tax) of an accrual for Mexico VAT assessments; an $8.7 million pre-tax unfavorable impact ($8.0 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part  I, Item 1 of this Quarterly Report on Form 10-Q); a $1.9 million pre-tax unfavorable impact ($3.2 million post-tax) from expenses related to regulatory inquiries; a $6.4 million pre-tax favorable impact ($4.7 million post-tax) of government grant income in China; a $1.3 million pre-tax favorable impact ($1.8 million post-tax) of gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part  I, Item 1 of this Quarterly Report on Form 10-Q); and a $0.4 million post-tax favorable impact related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

Net income for the nine months ended September 30, 2019 included a $34.1 million pre-tax unfavorable impact ($30.9 million post-tax) from expenses related to regulatory inquiries and a legal accrual related to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $33.0 million pre-tax unfavorable impact ($31.7 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $19.0 million pre-tax unfavorable impact ($16.2 million post-tax) of an accrual for Mexico VAT assessments; a $27.7 million pre-tax favorable impact ($19.6 million post-tax) of government grant income in China; a $15.7 million pre-tax favorable impact ($14.4 million post-tax) of gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $6.0 million pre-tax favorable impact ($5.5 million post-tax) related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.6	17.5	19.9	18.7
Gross profit	80.4	82.5	80.1	81.3
Royalty overrides(1)	29.2	27.7	29.8	27.8
Selling, general, and administrative expenses(1)	40.2	40.2	38.6	39.7
Other operating income	(0.5)	(0.5)	(0.9)	(0.6)
Operating income	11.5	15.1	12.6	14.4
Interest expense, net	2.5	3.2	2.8	3.3
Other (income) expense, net	(0.1)	2.5	(0.4)	1.6
Income before income taxes	9.1	9.4	10.2	9.5
Income taxes	2.6	3.7	3.2	2.8
Net income	6.5%	5.7%	7.0%	6.7%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,035.8 million and $3,110.7 million for the three and nine months ended September 30, 2019, respectively, representing an increase of $59.5 million, or 6.1% ($62.9 million, or 6.5% excluding Venezuela), and $171.0 million, or 5.8% ($183.4 million, or 6.3% excluding Venezuela), for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 135.2% and 489.5% (8.3% and 10.2% excluding Venezuela) for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 6.1% increase in net sales for the three months ended September 30, 2019 was primarily due to a 130.2% favorable impact of price increases (3.4% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 5.2% increase in Volume Points; partially offset by a 129.1% unfavorable impact of fluctuations in foreign currency exchange rates (1.8% unfavorable impact excluding Venezuela). The 5.8% increase in net sales for the nine months ended September 30, 2019 was primarily due to a 482.8% favorable impact of price increases (3.4% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 7.0% increase in Volume Points; partially offset by a 483.7% unfavorable impact of fluctuations in foreign currency exchange rates (3.9% unfavorable impact excluding Venezuela).

For a discussion of China’s net sales for the three and nine months ended September 30, 2019, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $446.7 million, or 43.1% of net sales, and $1,346.2 million, or 43.3% of net sales, for the three and nine months ended September 30, 2019, respectively, representing an increase of $15.5 million, or 3.6% ($16.5 million, or 3.8% excluding Venezuela), and $60.0 million, or 4.7% ($66.3 million, or 5.2% excluding Venezuela), for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 3.6% increase in contribution margin for the three months ended September 30, 2019 was primarily the result of a 191.1% favorable impact of price increases (5.0% favorable impact excluding Venezuela) and a 5.2% favorable impact of volume increases; partially offset by a 190.4% unfavorable impact of fluctuations in foreign currency exchange rates (3.5% unfavorable impact excluding Venezuela) and a 1.9% unfavorable impact of cost changes related to self-manufacturing and sourcing. The 4.7% increase in contribution margin for the nine months ended September 30, 2019 was primarily the result of a 717.5% favorable impact of price increases (5.1% favorable impact excluding Venezuela) and a 7.0% favorable impact of volume increases; partially offset by a 718.8% unfavorable impact of fluctuations in foreign currency exchange rates (6.1% unfavorable impact excluding Venezuela) and a 0.8% unfavorable impact of country sales mix.

China reported contribution margin of $190.6 million and $492.3 million for the three and nine months ended September 30, 2019, respectively, representing a decrease of $58.9 million, or 23.6%, and $202.2 million, or 29.1%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 23.6% decrease in contribution margin for the three months ended September 30, 2019 was primarily the result of a 19.5% unfavorable impact of volume decreases, a 4.1% unfavorable impact of fluctuations in foreign currency exchange rates, and a 3.3% unfavorable impact of timing differences between recognition of net sales and sales volume; partially offset by a 2.2% favorable impact of price increases and a 1.3% favorable impact of sales mix. The 29.1% decrease in contribution margin for the nine months ended September 30, 2019 was primarily the result of a 29.6% unfavorable impact of volume decreases and a 4.5% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 2.6% favorable impact of sales mix, a 1.3% favorable impact of timing differences between recognition of net sales and sales volume, and a 1.3% favorable impact of price increases.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	September 30, 2019					September 30, 2018
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$427.9	$(195.8)	$232.1	$25.0	$257.1	$400.3	$(183.6)	$216.7	$23.3	$240.0	7.1%
Mexico	200.4	(91.2)	109.2	7.3	116.5	209.2	(95.4)	113.8	7.4	121.2	(3.9)%
South and Central America	162.3	(72.3)	90.0	5.4	95.4	178.1	(79.7)	98.4	6.5	104.9	(9.1)%
EMEA	413.7	(185.8)	227.9	14.4	242.3	401.8	(179.9)	221.9	14.0	235.9	2.7%
Asia Pacific	555.7	(242.7)	313.0	11.5	324.5	469.2	(204.6)	264.6	9.7	274.3	18.3%
China	227.1	(19.6)	207.5	1.2	208.7	291.4	(26.3)	265.1	1.4	266.5	(21.7)%
Worldwide	$1,987.1	$(807.4)	$1,179.7	$64.8	$1,244.5	$1,950.0	$(769.5)	$1,180.5	$62.3	$1,242.8	0.1%

	Nine Months Ended
	September 30, 2019					September 30, 2018
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$1,315.9	$(601.0)	$714.9	$77.0	$791.9	$1,218.4	$(556.3)	$662.1	$71.6	$733.7	7.9%
Mexico	604.4	(274.4)	330.0	27.0	357.0	611.0	(279.1)	331.9	21.5	353.4	1.0%
South and Central America	487.6	(217.6)	270.0	16.3	286.3	570.4	(256.0)	314.4	21.2	335.6	(14.7)%
EMEA	1,291.1	(578.8)	712.3	44.6	756.9	1,266.7	(566.9)	699.8	44.3	744.1	1.7%
Asia Pacific	1,572.4	(686.3)	886.1	32.5	918.6	1,320.0	(573.8)	746.2	26.7	772.9	18.9%
China	592.8	(49.8)	543.0	3.1	546.1	850.2	(88.9)	761.3	4.2	765.5	(28.7)%
Worldwide	$5,864.2	$(2,407.9)	$3,456.3	$200.5	$3,656.8	$5,836.7	$(2,321.0)	$3,515.7	$189.5	$3,705.2	(1.3)%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2019, as compared to the same periods in 2018, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

North America

The North America region reported net sales of $257.1 million and $791.9 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $17.1 million, or 7.1%, and $58.2 million, or 7.9%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 7.2% and 8.0% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 7.1% increase in net sales for the three months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 7.0% increase in Volume Points (6.5% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 2.1% favorable impact of price increases. The 7.9% increase in net sales for the nine months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 7.2% increase in Volume Points (6.0% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 2.5% favorable impact of price increases.

Net sales in the U.S. were $251.5 million and $774.2 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $17.0 million, or 7.2%, and $57.8 million, or 8.1%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate.

Mexico

The Mexico region reported net sales of $116.5 million and $357.0 million for the three and nine months ended September 30, 2019, respectively. Net sales decreased $4.7 million, or 3.9%, and increased $3.6 million, or 1.0%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales decreased 1.5% and increased 2.3% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 3.9% decrease in net sales for the three months ended September 30, 2019 was primarily due to a decrease in sales volume, as indicated by a 7.1% decrease in Volume Points, and a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.1% favorable impact of price increases. The 1.0% increase in net sales for the nine months ended September 30, 2019 was primarily due to a 5.7% combined favorable impact of price increases and a 2% price surcharge in place during February through early July of this year, partially offset by a decrease in sales volume, as indicated by a 4.2% decrease in Volume Points, and a 1.3% unfavorable impact of fluctuations in foreign currency exchange rates.

We believe the Volume Point decreases for the quarter and year-to-date period, after modest increases for the prior year periods, reflect continuing difficult economic conditions and a consequent slowing of momentum for the market, and for the year-to-date period the adverse impact on the demand for our products of a 2% price surcharge we instituted from February through early July 2019 to mitigate the impact of tariffs enacted by the Mexican government on products imported from the United States. We continue to have an active program of Member promotions and increase the number of product access and payment points. The Mexican government has proposed legislation that, among other effects, could impact taxes on distributors in the direct-selling industry. Such legislation, if enacted, or any similar government administrative action, could have a material and adverse effect on our net sales and Member momentum in the region.

South and Central America

The South and Central America region reported net sales of $95.4 million and $286.3 million for the three and nine months ended September 30, 2019, respectively. Net sales decreased $9.5 million, or 9.1% ($6.1 million, or 6.1% excluding Venezuela), and $49.3 million, or 14.7% ($37.1 million, or 11.5% excluding Venezuela), for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 1,180.1% and 4,194.8% (decreased 1.0% and 3.3% excluding Venezuela) for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 9.1% decrease in net sales for the three months ended September 30, 2019 was due to a 1,189.2% unfavorable impact of fluctuations in foreign currency exchange rates (5.1% unfavorable impact excluding Venezuela), offset by a 1,184.5% favorable impact of price increases (4.0% favorable impact excluding Venezuela); and a decline in sales volume, as indicated by a 5.9% decrease in Volume Points (6.4% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). The 14.7% decrease in net sales for the nine months ended September 30, 2019 was due to a 4,209.5% unfavorable impact of fluctuations in foreign currency exchange rates (8.1% unfavorable impact excluding Venezuela), offset by a 4,204.0% favorable impact of price increases (4.8% favorable impact excluding Venezuela); and a decline in sales volume, as indicated by an 8.7% decrease in Volume Points (9.4% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in certain markets in the region than elsewhere, including in Brazil, our largest market in the region. We are working with Member leadership to explore operational and promotional approaches both consistent with our direction and suitable to those markets. Some markets in the region are also continuing to see economic and political uncertainties.

Net sales in Brazil were $26.5 million and $83.3 million for the three and nine months ended September 30, 2019, respectively. Net sales decreased $5.7 million, or 17.7%, and $27.7 million, or 25.0%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales decreased 17.2% and 18.1% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.1 million and $7.6 million on net sales for the three and nine months ended September 30, 2019, respectively. As noted above, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in Brazil than we have seen elsewhere. The market continues to face an uncertain economic outlook as well as competitive pressures within the direct selling industry. Additionally, Members in Brazil saw their product costs increase during the second and third quarters of 2018 when we implemented the pass through of certain indirect taxes that we had previously absorbed. During May 2019, we segmented our Member base in the market into distributors and preferred members.

Net sales in Peru were $15.7 million and $47.6 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $0.3 million, or 1.9%, and decreased $0.1 million, or 0.2%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 3.1% and 2.0% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.2 million and $1.0 million on net sales for the three and nine months ended September 30, 2019, respectively. Product prices in Peru were increased 3% in October 2018. A slight volume increase was seen for the quarter and decrease for the year-to-date period as market leadership, similar to other markets in the region, adapt to new business methods.

EMEA

The EMEA region reported net sales of $242.3 million and $756.9 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $6.4 million, or 2.7%, and $12.8 million, or 1.7%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 6.4% and 9.5% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 2.7% increase in net sales for the three months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 4.0% increase in Volume Points, and a 4.3% favorable impact of price increases; partially offset by a 3.7% unfavorable impact of fluctuations in foreign currency exchange rates. The 1.7% increase in net sales for the nine months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 6.5% increase in Volume Points, and a 3.7% favorable impact of price increases; partially offset by a 7.8% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point increases for the quarter and year-to-date period, although somewhat offset within net sales by adverse foreign exchange rate movement, were broad-based across the EMEA region, generally reflecting, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. The Volume Point and net sales growth for the periods were led by South Africa and Spain; declines were most significant for Italy and Turkey.

Net sales in Spain were $32.3 million and $105.8 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $1.8 million, or 5.9%, and $11.0 million, or 11.6%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 11.0% and 18.8% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.5 million and $6.8 million on net sales for the three and nine months ended September 30, 2019, respectively. Spain has benefited from ongoing programs of promotions and sponsorships, as well as enhanced technology tools supported by social media activity, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market.

Net sales in Russia were $34.9 million and $102.7 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $2.7 million, or 8.4%, and remained flat for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 6.6% and 5.9% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had a favorable impact of $0.5 million and an unfavorable impact of $6.1 million on net sales for the three and nine months ended September 30, 2019, respectively. Russia continues to focus on the Nutrition Club DMO, supported by new products, training and promotion for all levels of Membership, enhanced brand awareness activities, and product access expansion.

Net sales in Italy were $29.3 million and $97.7 million for the three and nine months ended September 30, 2019, respectively. Net sales decreased $4.0 million, or 12.0%, and $12.5 million, or 11.3%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales decreased 7.7% and 5.6% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.3 million and $6.3 million on net sales for the three and nine months ended September 30, 2019, respectively. The direct-selling industry in Italy has seen a slowdown in sales, and our business has seen a decline in new Members as compared to prior years. In December 2018, we segmented our Member base in Italy into distributors and preferred customers, comparable to distributors and preferred members in the United States.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $324.5 million and $918.6 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $50.2 million, or 18.3%, and $145.7 million, or 18.9%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 18.6% and 22.2% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 18.3% increase in net sales for the three months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 17.3% increase in Volume Points, and a 2.8% favorable impact of price increases, partially offset by a 0.3% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.9% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. The 18.9% increase in net sales for the nine months ended September 30, 2019 was primarily due to an increase in sales volume, as indicated by a 22.6% increase in Volume Points, and a 2.5% favorable impact of price increases, partially offset by a 3.3% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.4% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. Volume Point and net sales increased as compared to the prior year period for the quarter and year-to-date period for most markets in the region, led by growth in India, Vietnam, and Indonesia.

Net sales in India were $86.0 million and $235.3 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $21.1 million, or 32.5%, and $59.9 million, or 34.2%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 33.1% and 40.0% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.4 million and $10.3 million on net sales for the three and nine months ended September 30, 2019, respectively. We continue to broaden our presence in the market, adding product access points including pickup locations in additional cities, and have accelerated expansion of our product line.

Net sales in Indonesia were $48.3 million and $133.0 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $12.0 million, or 33.1%, and $28.0 million, or 26.7%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 28.3% and 27.6% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had a favorable impact of $1.7 million and an unfavorable impact of $1.0 million on net sales for the three and nine months ended September 30, 2019, respectively. Indonesia has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access in this expansive market.

Net sales in Vietnam were $40.7 million and $114.1 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $10.8 million, or 36.1%, and $35.1 million, or 44.3%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 36.0% and 46.3% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates did not have a material impact and had an unfavorable impact of $1.6 million on net sales for the three and nine months ended September 30, 2019, respectively. Volume Point and net sales performance for Vietnam was strong during the latter half of 2018 and first half of 2019 in anticipation of an increase in direct selling regulatory requirements that commenced during the first half of 2019. We have made operational changes to meet those requirements and the market continues to have sales momentum as it benefits from increased scale and sales leadership focuses on sustainable, consumption-oriented business practices.

Net sales in South Korea were $38.8 million and $108.8 million for the three and nine months ended September 30, 2019, respectively. Net sales increased $4.5 million, or 13.1%, and $5.8 million, or 5.6%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales increased 19.9% and 12.4% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.4 million and $7.0 million on net sales for the three and nine months ended September 30, 2019, respectively. South Korea continued Volume Point and net sales growth for the quarter and year-to-date period after several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, that led to contraction in our business in the market. Management has been focused on fostering daily consumption practices, supported by promotional activities including a successful Member Activation Program.

China

The China region reported net sales of $208.7 million and $546.1 million for the three and nine months ended September 30, 2019, respectively. Net sales decreased $57.8 million, or 21.7%, and $219.4 million, or 28.7%, for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. In local currency, net sales decreased 19.3% and 24.9% for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The 21.7% decrease in net sales for the three months ended September 30, 2019 was primarily due to a decrease in sales volume, as indicated by a 19.5% decrease in Volume Points, a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates; and a 3.0% unfavorable impact of timing differences between the recognition of net sales and Volume Points; partially offset by a 2.1% favorable impact of price increases and a 1.2% favorable sales mix variance. The 28.7% decrease in net sales for the nine months ended September 30, 2019 was primarily due to a decrease in sales volume, as indicated by a 29.6% decrease in Volume Points, and a 3.8% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 2.4% favorable sales mix variance, a 1.1% favorable impact of price increases, and a 1.2% favorable impact of timing differences between the recognition of net sales and Volume Points.

We believe the Chinese government’s 100-day review, or Review, of the health products industry, which concluded in April 2019, negatively impacted our China net sales during the first nine months of 2019. While the Chinese government has conducted similar reviews in the past, we believe the confluence of the Review, combined with negative media coverage about the Review, has impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members have begun conducting meetings again, attendance levels have not fully returned to prior levels, and we believe there is a trailing impact on the pipeline and success of new Members. We expect the negative impact of the Review to persist through 2019. During the second quarter, we expanded our e-commerce platform to provide the ability for our China retail customers to purchase products directly from the Company, and we are working with our Members to strengthen the Nutrition Club DMO in the region.

Sales by Product Category

	Three Months Ended
	September 30, 2019					September 30, 2018
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,241.1	$(513.0)	$728.1	$40.5	$768.6	$1,246.8	$(501.4)	$745.4	$39.9	$785.3	(2.1)%
Targeted Nutrition	524.1	(216.7)	307.4	17.1	324.5	501.7	(201.8)	299.9	16.0	315.9	2.7%
Energy, Sports, and Fitness	153.4	(63.5)	89.9	5.0	94.9	133.8	(53.9)	79.9	4.3	84.2	12.7%
Outer Nutrition	37.1	(15.3)	21.8	1.2	23.0	34.4	(13.8)	20.6	1.1	21.7	6.0%
Literature, Promotional, and Other(1)	31.4	1.1	32.5	1.0	33.5	33.3	1.4	34.7	1.0	35.7	(6.2)%
Total	$1,987.1	$(807.4)	$1,179.7	$64.8	$1,244.5	$1,950.0	$(769.5)	$1,180.5	$62.3	$1,242.8	0.1%

	Nine Months Ended
	September 30, 2019					September 30, 2018
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$3,696.6	$(1,546.4)	$2,150.2	$126.4	$2,276.6	$3,766.6	$(1,527.6)	$2,239.0	$122.3	$2,361.3	(3.6)%
Targeted Nutrition	1,527.4	(638.9)	888.5	52.2	940.7	1,487.3	(603.2)	884.1	48.3	932.4	0.9%
Energy, Sports, and Fitness	427.5	(178.8)	248.7	14.6	263.3	371.6	(150.7)	220.9	12.1	233.0	13.0%
Outer Nutrition	113.1	(47.3)	65.8	3.9	69.7	108.5	(44.0)	64.5	3.5	68.0	2.5%
Literature, Promotional, and Other(1)	99.6	3.5	103.1	3.4	106.5	102.7	4.5	107.2	3.3	110.5	(3.6)%
Total	$5,864.2	$(2,407.9)	$3,456.3	$200.5	$3,656.8	$5,836.7	$(2,321.0)	$3,515.7	$189.5	$3,705.2	(1.3)%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales increased for Targeted Nutrition; Energy, Sports, and Fitness; and Outer Nutrition and decreased for Weight Management; and Literature, Promotional, and Other for the three months ended September 30, 2019 as compared to the same period in 2018. Net sales increased for Targeted Nutrition; Energy, Sports, and Fitness; and Outer Nutrition and decreased for Weight Management; and Literature, Promotional, and Other for the nine months ended September 30, 2019 as compared to the same period in 2018. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,001.1 million and $1,024.7 million for the three months ended September 30, 2019 and 2018, respectively, and $2,928.6 million and $3,011.8 million for the nine months ended September 30, 2019 and 2018, respectively. Gross profit as a percentage of net sales was 80.4% and 82.5% for the three months ended September 30, 2019 and 2018, respectively, or a decrease of 201 basis points, and 80.1% and 81.3% for the nine months ended September 30, 2019 and 2018, respectively, or a decrease of 120 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2019 as compared to the same period in 2018 included the unfavorable impact of foreign currency fluctuations of 2,080 basis points (unfavorable impact of 104 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and sourcing of 72 basis points, which includes increased costs relating to Mexico tariffs, unfavorable changes in country mix of 46 basis points, the unfavorable impact of higher inventory write-downs of 27 basis points, and other unfavorable cost changes of 7 basis points, partially offset by the favorable impact of retail price increases of 2,031 basis points (favorable impact of 61 basis points excluding Venezuela). The net unfavorable impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended September 30, 2019, as compared to the same period in 2018, was 6 basis points.

The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2019 as compared to the same period in 2018 included the unfavorable impact of foreign currency fluctuations of 7,710 basis points (unfavorable impact of 88 basis points excluding Venezuela), unfavorable changes in country mix of 48 basis points, unfavorable cost changes related to self-manufacturing and sourcing of 25 basis points, which includes increased costs relating to Mexico tariffs, and other unfavorable cost changes of 15 basis points, partially offset by the favorable impact of retail price increases of 7,674 basis points (favorable impact of 56 basis points excluding Venezuela) and the favorable impact of lower inventory write-downs of 4 basis points. The net unfavorable impact of foreign currency fluctuations and retail price increases in Venezuela for the nine months ended September 30, 2019, as compared to the same period in 2018, was 4 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $363.8 million and $344.0 million for the three months ended September 30, 2019 and 2018, respectively, and $1,090.1 million and $1,031.1 million for the nine months ended September 30, 2019 and 2018, respectively. Royalty overrides as a percentage of net sales were 29.2% and 27.7% for the three months ended September 30, 2019 and 2018, respectively, and 29.8% and 27.8% for the nine months ended September 30, 2019 and 2018, respectively.

The increase in royalty overrides as a percentage of net sales for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $500.1 million and $499.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1,412.5 million and $1,469.7 million for the nine months ended September 30, 2019 and 2018, respectively. Selling, general, and administrative expenses as a percentage of net sales were 40.2% for both the three months ended September 30, 2019 and 2018 and 38.6% and 39.7% for the nine months ended September 30, 2019 and 2018, respectively.

The slight increase in selling, general, and administrative expenses for the three months ended September 30, 2019 as compared to the same period in 2018 was driven by $17.6 million in higher non-income tax expenses, which included a $19.0 million impact of the Mexico VAT assessment accrual (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and $9.4 million in higher professional fees; partially offset by $15.9 million in lower service fees for China independent service providers due to lower sales in China; $6.7 million in lower labor and benefits costs; and $4.8 million in lower foreign exchange losses.

The decrease in selling, general, and administrative expenses for the nine months ended September 30, 2019 as compared to the same period in 2018 was driven by $93.8 million in lower service fees for China independent service providers due to lower sales in China; $14.3 million in lower labor and benefits costs; and $14.1 million in lower foreign exchange losses, which included a $4.7 million impact of the devaluation of the Venezuelan Bolivar in 2018; partially offset by $53.9 million in higher professional fees and a legal accrual. The legal accrual relates to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other Operating Income

The $6.4 million of other operating income for the three months ended September 30, 2019 consisted of $6.4 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $6.0 million of other operating income for the three months ended September 30, 2018 consisted of $6.0 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The $33.7 million of other operating income for the nine months ended September 30, 2019 consisted of $27.7 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K). The $23.9 million of other operating income for the nine months ended September 30, 2018 consisted of $23.9 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in millions)
Interest expense	$36.7	$44.0	$121.5	$137.7
Interest income	(5.1)	(4.1)	(17.5)	(13.6)
Interest expense, net	$31.6	$39.9	$104.0	$124.1

The decrease in interest expense, net for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to decreases in our overall borrowings and weighted-average interest rate. The decrease in interest expense, net for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to a decrease in our overall weighted-average interest rate and higher interest income earned.

Other (Income) Expense, Net

The $1.3 million of other income, net for the three months ended September 30, 2019 consisted of a $1.3 million gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $30.9 million of other income, net for the three months ended September 30, 2018 consisted of a $35.4 million loss on extinguishment of our 2017 senior secured credit facility (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), partially offset by a $4.6 million gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

The $15.7 million of other income, net for the nine months ended September 30, 2019 consisted of a $15.7 million gain on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $60.0 million of other expense, net for the nine months ended September 30, 2018 consisted of a $11.4 million loss on the revaluation of the CVR (See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $35.4 million loss on extinguishment of our 2017 senior secured credit facility (See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $31.8 million and $45.3 million for the three months ended September 30, 2019 and 2018, respectively, and $117.1 million and $103.1 million for the nine months ended September 30, 2019 and 2018, respectively. The effective income tax rate was 28.1% and 38.9% for the three months ended September 30, 2019 and 2018, respectively, and 31.5% and 29.4% for the nine months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate for the three months ended September 30, 2019 as compared to the same period in 2018 was primarily due to changes in the geographic mix of our income, partially offset by a decrease in net benefits from discrete events. Included in the discrete events for the three months ended September 30, 2019 and 2018 was the impact of $0.2 million and $19.3 million, respectively, of excess tax benefits from share-based compensation arrangements. The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily due to the decrease in net benefits from discrete events, partially offset by changes in the geographic mix of our income. Included in the discrete events for the nine months ended September 30, 2019 and 2018 was the impact of $3.0 million and $49.6 million, respectively, of excess tax benefits from share-based compensation arrangements.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $715.2 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2019 and December 31, 2018.

For the nine months ended September 30, 2019, we generated $300.9 million of operating cash flow as compared to $509.7 million for the same period in 2018. The decrease in our operating cash flow was the result of $128.2 million of unfavorable changes in operating assets and liabilities and $80.6 million of lower net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows. The $128.2 million change in operating assets and liabilities was primarily the result of unfavorable changes in accrued compensation, which included higher bonus payments and lower bonus accrual in 2019; accounts payable; and inventories; partially offset by $38.0 million in accruals related to the SEC investigation relating to our disclosures regarding our marketing plan in China and the Mexico VAT assessment (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $80.6 million of lower net income excluding non-cash items was primarily driven by lower sales in China and $38.0 million in accruals related to the SEC investigation relating to our disclosures regarding our marketing plan in China and the Mexico VAT assessment (See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); partially offset by lower interest expense. The accruals related to the SEC investigation and the Mexico VAT assessment had no net impact on our operating cash flow, as they decreased our net income by $38.0 million and increased our net operating assets and liabilities by $38.0 million.

Capital expenditures, including accrued capital expenditures, were $76.0 million and $55.2 million for the nine months ended September 30, 2019 and 2018, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $105 million to $115 million for the full year of 2019.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2019 and December 31, 2018, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the nine months ended September 30, 2019, we repaid a total amount of $15.0 million on amounts outstanding under the 2018 Credit Facility. During the nine months ended September 30, 2018, we repaid a total amount of $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. As of September 30, 2019 and December 31, 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $980.0 million and $995.0 million, respectively. Of the $980.0 million outstanding under the 2018 Credit Facility as of September 30, 2019, $237.5 million was outstanding under the 2018 Term Loan A and $742.5 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of September 30, 2019 and December 31, 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.67% and 6.80%, respectively.

See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

Convertible Senior Notes due 2019

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes due 2019, or the 2019 Convertible Notes. The 2019 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes paid interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Unless earlier repurchased or converted, the 2019 Convertible Notes matured on August 15, 2019. The primary purpose of the issuance of the 2019 Convertible Notes was for share repurchase purposes.

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

During August 2019, we repaid a total amount of $675.0 million to repay in full amounts outstanding on the 2019 Convertible Notes upon maturity, as well as $6.7 million of accrued interest. See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2019, the total amount of our foreign subsidiary cash and cash equivalents was $436.8 million, of which $21.5 million was invested in U.S. dollars. As of September 30, 2019, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $278.4 million.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2018, our U.S. consolidated group had approximately $116.6 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2018, Herbalife Nutrition Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Program, approximately $119.8 million of unremitted earnings were permanently reinvested as of December 31, 2018. As of September 30, 2019, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2018 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion.

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

During the nine months ended September 30, 2019, we did not repurchase any of our common shares through open market purchases. During the nine months ended September 30, 2018, an indirect wholly-owned subsidiary of ours purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. These share repurchases increased our total shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both September 30, 2019 and December 31, 2018, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with our October 2017 modified Dutch auction tender offer, as described further in the 2018 10-K, we incurred $1.6 million in transaction costs and also provided a non-transferable CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within our condensed consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within our condensed consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date we commenced the related modified Dutch auction tender offer.

During the three months ended September 30, 2019, we recognized a $1.3 million gain in other (income) expense, net within our condensed consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the three months ended September 30, 2018, we recognized a $4.6 million gain in other (income) expense, net within our condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

During the nine months ended September 30, 2019, we recognized a $15.7 million gain in other (income) expense, net within our condensed consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the nine months ended September 30, 2018, we recognized a $11.4 million loss in other (income) expense, net within our condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by the increase in the market price of our common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on the CVR.

Capped Call Transactions

In February 2014, in connection with the issuance of the 2019 Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions were expected generally to reduce the potential dilution upon conversion of the 2019 Convertible Notes in the event that the market price of the common shares was greater than the strike price of the Capped Call Transactions, initially set at $43.14 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $60.39 per common share.

During March 2018, in connection with our repurchase of a portion of the 2019 Convertible Notes, we entered into partial settlement agreements with the option counterparties to the Capped Call Transactions to terminate a portion of the Capped Call Transactions, in each case, in a notional amount corresponding to the aggregate principal amount of the 2019 Convertible Notes that were repurchased.

On August 15, 2019, the 2019 Convertible Notes matured and the remaining Capped Call Transactions expired unexercised. The expiration of the Capped Call Transactions did not have an impact on our condensed consolidated financial statements. See Note 11, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of September 30, 2019 and December 31, 2018, we had working capital of $468.7 million and $216.2 million, respectively, or an increase of $252.5 million. The increase was primarily due to increases in receivables and inventories and decreases in current portion of long-term debt relating to the repayment of the 2019 Convertible Notes and other current liabilities; partially offset by a decrease in cash and cash equivalents.

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

Contingencies

See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of September 30, 2019.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2019, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% and 0.2% for the three months ended September 30, 2019 and 2018, respectively, and 0.1% and 0.2% of product sales for the nine months ended September 30, 2019 and 2018, respectively.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $18.4 million and $29.8 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, we had goodwill of approximately $89.3 million and $92.9 million, respectively. As of both September 30, 2019 and December 31, 2018, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the nine months ended September 30, 2019 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2019 and 2018.

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

We apply FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive loss and are recognized in the condensed consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2019 and December 31, 2018, the aggregate notional amounts of these contracts outstanding were approximately $27.3 million and $43.8 million, respectively. As of September 30, 2019, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2019, we recorded assets at fair value of $0.2 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, we recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2019 and December 31, 2018.

As of both September 30, 2019 and December 31, 2018, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of September 30, 2019 and December 31, 2018.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2019:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2019
Buy British pound sell Euro	0.88	$8.3	$—
Buy Chinese yuan sell Euro	7.99	57.0	0.1
Buy Chinese yuan sell U.S. dollar	7.07	74.7	(1.0)
Buy Colombian peso sell U.S. dollar	3,212.86	1.8	(0.2)
Buy Euro sell Australian dollar	1.64	1.1	—
Buy Euro sell Hong Kong dollar	8.76	10.0	(0.2)
Buy Euro sell Indonesian rupiah	15,617.29	12.7	(0.1)
Buy Euro sell Korean won	1,320.93	3.0	—
Buy Euro sell Malaysian ringgit	4.59	4.0	—
Buy Euro sell Mexican peso	22.37	41.4	(0.9)
Buy Euro sell Peruvian nuevo sol	3.78	1.1	—
Buy Euro sell Philippine peso	57.89	9.8	(0.2)
Buy Euro sell Russian ruble	70.85	3.2	—
Buy Euro sell South African rand	16.70	5.5	(0.1)
Buy Euro sell Taiwan dollar	35.09	3.4	(0.1)
Buy Euro sell Thai baht	33.87	1.1	—
Buy Euro sell U.S. dollar	1.10	2.2	—
Buy Euro sell Vietnamese dong	26,190.36	26.4	(0.9)
Buy Indonesian rupiah sell U.S. dollar	14,507.00	7.0	0.1
Buy Mexican peso sell Euro	21.57	8.8	—
Buy Norwegian krone sell U.S. dollar	8.65	1.2	(0.1)
Buy Swedish krona sell U.S. dollar	9.37	0.6	—
Buy Taiwan dollar sell Euro	34.16	1.2	—
Buy Taiwan dollar sell U.S. dollar	30.82	9.2	—
Buy Turkish lira sell U.S. dollar	5.99	1.8	0.1
Buy U.S. dollar sell British pound	1.24	0.6	—
Buy U.S. dollar sell Colombian peso	3,468.59	1.2	—
Buy U.S. dollar sell Euro	1.11	82.6	1.4
Buy U.S. dollar sell Mexican peso	22.29	4.3	(0.1)
Buy U.S. dollar sell Turkish lira	6.07	2.8	(0.1)
Total forward contracts		$388.0	$(2.3)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2019, the aggregate annual maturities of the 2018 Credit Facility were expected to be $5.0 million for the remainder of 2019, $21.6 million for 2020, $26.3 million for 2021, $27.8 million for 2022, $188.7 million for 2023, and $710.6 million thereafter. As of September 30, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $238.7 million and $746.2 million, respectively, and the carrying values were $236.3 million and $733.6 million, respectively. As of December 31, 2018, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $240.7 million and $729.3 million, respectively, and the carrying values were $245.4 million and $738.2 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of September 30, 2019 and December 31, 2018. The 2018 Credit Facility bears variable interest rates, and as of September 30, 2019 and December 31, 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.67% and 6.80%, respectively. Since our 2018 Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts stayed constant on our 2018 Credit Facility, our annual interest expense could increase or decrease by approximately $9.8 million.

As of September 30, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $478.1 million and the carrying value was $431.8 million. As of December 31, 2018, the fair values of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes were approximately $662.1 million and $448.1 million, respectively, and the carrying values were $656.4 million and $416.0 million, respectively. The 2019 Convertible Notes paid interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes matured on August 15, 2019 and we repaid the $675.0 million outstanding principal in cash, as well as $6.7 million of accrued interest. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of September 30, 2019, the fair value of the 2026 Notes was approximately $407.9 million and the carrying value was $395.2 million. As of December 31, 2018, the fair value of the 2026 Notes was approximately $394.6 million and the carrying value was $394.8 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.6 million or increase by approximately $13.9 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We distribute our products exclusively to and through independent Members, and we depend upon them directly for substantially all of our sales. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members or any legal or regulatory impact to our Members’ ability to conduct their business for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

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

Extensive federal, state and local laws regulate our business, products, direct sales channel, and multi-level marketing compensation plan. Because we have expanded into foreign countries, our policies and procedures for our independent Members differ due to the different legal requirements of each country in which we do business. While we have implemented Member policies and procedures designed to govern Member conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of Members and their independent status. We cannot ensure that all of our Members will comply with applicable legal requirements or our policies and procedures relating to the advertising, labeling, licensing or distribution of our products or the multi-level marketing compensation opportunity. Violations of applicable law or of our policies and procedures by our independent Members could reflect negatively on our products and operations and harm our business and reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent Members.

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

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients, as well as those of other similar companies;
•	our multi-level marketing compensation plan or the attractiveness or viability of the financial opportunities provided therein;
•	our Members;
•	our network marketing program; and

•	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our Members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the registration of our products for sale in our target markets or other aspects of our business, whether or not resulting in investigation, enforcement, or legal actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain Members, which would negatively impact our ability to generate revenue.

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

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided therein, has had, and could again have, a negative effect on our ability to attract, motivate and retain Members, and it could also affect our share price. In the mid-1980s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our Members, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. In addition, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and governmental inquiries, and significant stock price volatility. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our Member relationships and our Members’ customer relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management; targeted nutrition; energy, sports, and fitness; and other nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our Member relationships and the Members’ relationships with their customers, and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

If we do not introduce new products or make enhancements to meet the changing needs of our Members and their customers in a timely manner, some of our product offerings could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Due to the high level of competition in our industry, we might fail to retain our Members and their customers, which would harm our financial condition and operating results.

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we are subject to increasing competition from sellers that utilize e-commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, innovative sales channels or platforms, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight management products that prove to be more effective than our products, demand for our products could be reduced. Accordingly, competition may intensify and we may not be able to compete effectively in our markets.

We are also subject to significant competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members of the Company are involved. We compete globally for potential customers and Members with regard to weight management; nutritional supplement; energy sports, and fitness; and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as WW (formerly Weight Watchers), Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge that will compete with us for our Members and their customers. Furthermore, the fact that our Members may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a Member can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife Member, (2) we do not require any specific amount of time to work as a Member, (3) we do not charge Members for any training that we might require, (4) we do not prohibit a new Member from working with another company, and (5) in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining Members through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of Members will be successful and if they are not, our financial condition and operating results would be harmed.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or our Members’ failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and other similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are in compliance with all of these regulations. Our failure or our Members’ failure to comply with these regulations or new regulations could disrupt our Members’ sale of our products, or lead to the imposition of significant penalties or claims and could adversely impact our business, financial condition, and operating results. In addition, the adoption of new regulations or changes in the interpretations of existing regulations, such as those relating to genetically modified foods, may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues that may harm our financial condition and operating results.

The Consent Order we entered into with the FTC in July 2016 prohibits us from making, or allowing our Members to make, any misrepresentation regarding certain lifestyles or amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in our network marketing program. The Consent Order also prohibits us and other persons who act in active concert with us from misrepresenting that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits specified misrepresentations in connection with marketing the program, including misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned. The Consent Order also requires us to clearly and conspicuously disclose information related to our refund and buyback policy on certain company materials and websites.

On January 4, 2018, the FTC released its Business Guidance Concerning Multi-Level Marketing, or MLM Guidance. Although the MLM Guidance is not binding, the MLM Guidance explains, among other things, how the FTC distinguishes between MLMs with lawful and unlawful compensation structures, how MLMs with unfair or deceptive compensation structures harm consumers, how the FTC treats personal or internal consumption by participants in determining if an MLM’s compensation structure is unfair or deceptive, and how an MLM should approach representations to current and prospective participants. Although we believe our current business practices, which include new and enhanced procedures implemented in connection with the Consent Order, are in compliance with the MLM Guidance, there can be no assurances that the FTC or other third parties would agree.

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has revised its marketing materials to be compliant with the revised Guides and the Consent Order. However, it is possible that our use, and that of our Members, of testimonials in the advertising and promotion of our products, including but not limited to our products and our income opportunity, will be significantly impacted and therefore might negatively impact our sales.

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

As previously disclosed, the SEC had requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. On September 27, 2019, the Company and the SEC entered into a settlement resolving this matter. Pursuant to the administrative order settling this matter, under which the Company neither admitted nor denied the SEC’s allegations (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder, and pay a $20 million civil penalty. The $20 million settlement amount, which had previously been recorded as an accrued liability within the Company’s condensed consolidated balance sheet as of June 30, 2019, was paid in October 2019.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could impact our business in these markets or require us to alter compensation practices under our network marketing program, and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations, which may impact our ability to recruit and maintain Members or to obtain or maintain a license, permit, or similar certification. We may also be required to alter compensation practices under our network marketing program in order to comply with applicable federal, state, or foreign law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar actions.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on genuine demands and sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the FTC Consent Order and the permanent injunction in California, there is no assurance any federal, state or foreign courts or agencies or the independent compliance auditor under the Consent Order would agree, including a federal court or the FTC in respect of the Consent Order or a court or the California Attorney General in respect to the permanent injunction.

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

Our operations in China and the continued success of our business in China are subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

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

We currently have a social e-commerce business in China, which enables our sales representatives and independent service providers in China to promote the Company’s products and provide services to our customers in China through virtual online stores. On January 1, 2019, the E-Commerce Law of the People’s Republic of China was established and regulates social e-commerce businesses. The regulatory environment in China continues to evolve, and government officials in China, including at the local and national level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the new regulation, both current interpretations and enforcement thereof or future iterations, and may also modify such regulations, any of which could have an adverse impact on our business and net sales in China.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the DOJ have been conducting investigations into the Company’s compliance with the FCPA in China, which are mainly focused on the Company’s China external affairs expenditures relating to its China business activities and the adequacy of and compliance with the Company’s internal controls relating to such expenditures. These investigations are proceeding, the government is continuing to request documents and other information relating to these matters, and the Company is continuing to discuss with the government possible resolution of these matters. The Company has conducted its own review and has taken remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ. Although a likely outcome could include resolutions or government actions, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including potential monetary payments, injunctions, or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations.

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

The terms and covenants in our existing indebtedness could limit our discretion with respect to certain business matters, which could limit our ability to pursue certain strategic objectives and in turn harm our financial condition and operating results.

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

Our indebtedness levels and the required payments on such indebtedness may be impacted by expected reforms related to LIBOR. The variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a benchmark rate. Although our credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

We may use from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

In February 2014, we issued convertible senior notes due on August 15, 2019, or the 2019 Convertible Notes, in the aggregate principal amount of $1.15 billion, of which $675 million aggregate principal amount remained outstanding at maturity on August 15, 2019. On or about August 15, 2019, the Company paid an aggregate of approximately $675 million to holders of the 2019 Convertible Notes that remained outstanding upon the maturity thereof in satisfaction of the Company’s obligations with respect to the outstanding principal amount thereof.

Additionally, in March 2018, we issued convertible senior notes due on March 15, 2024, or the 2024 Convertible Notes, in the aggregate principal amount of $550 million. On the maturity date, we will have to pay the holders of the 2024 Convertible Notes the full aggregate principal amount of the 2024 Convertible Notes then outstanding.

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

The 2024 Convertible Notes may be settled in cash, common shares, or a combination of cash and common shares, at our option. If one or more holders elect to convert their 2024 Convertible Notes when conversion is permitted, we could elect to make cash payments to satisfy our conversion obligations with respect to the 2024 Convertible Notes, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2024 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our 2024 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Payment of cash upon conversion of the 2024 Convertible Notes, or any adverse accounting treatment of the 2024 Convertible Notes, may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

The conversion of any of the convertible notes into common shares could have a dilutive effect that could cause our share price to go down.

The 2024 Convertible Notes, until December 14, 2023, are convertible into common shares only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved common shares for issuance upon conversion of the 2024 Convertible Notes. Upon conversion of the 2024 Convertible Notes, we may deliver cash, common shares or a combination of cash and common shares, at our option, to satisfy our conversion obligations. We did not enter into any capped call transactions or similar arrangements in connection with the issuance of the 2024 Convertible Notes.

If any or all of the 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount, or a conversion price of approximately $124.96 per common share. The conversion rate for the 2024 Convertible Notes was adjusted to 16.0056 common shares per $1,000 principal amount, or a conversion price of approximately $62.48 per common share, due to our two-for-one stock split effected in May 2018. The conversion rate for the 2024 Convertible Notes was further adjusted to 16.0352 common shares per $1,000 principal amount, or a conversion price of approximately $62.36 per common share, due to the Company’s modified Dutch auction tender offer completed in May 2018. Because the conversion rate of the 2024 Convertible Notes adjusts upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2024 Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

A non-U.S. corporation will be classified as a controlled foreign corporation, or CFC, for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly through foreign entities, or constructively pursuant to the application of certain constructive ownership rules) 10% or more of the voting power or value of the shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares, special voting rights to appoint directors, whether by law, agreement, or other arrangement, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons (including individuals and entities) that are entitled to acquire shares pursuant to an option, such as the holders of our 2024 Convertible Notes. Generally, 10% U.S. Shareholders of a CFC are required to include currently in gross income their respective shares of (i) the CFC’s “Subpart F income” (e.g. items of passive income and certain income resulting from inter-company sales and services), (ii) the CFC’s earnings (that have not been subject to tax under the Subpart F rules) to the extent the CFC holds certain U.S. property, and (iii) the CFC’s global intangible low-taxed income pursuant to the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform. Such 10% U.S. Shareholders are subject to current U.S. federal income tax with respect to the foregoing income items, even if the CFC has not made an actual distribution to such shareholders.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security contributions, withholding and related taxes in those jurisdictions, and workers’ compensation insurance, plus any related assessments and penalties, which could harm our financial condition and operating results. For example, California recently passed legislation taking effect January 1, 2020 which seeks to expand the classification of employees. Other states may propose similar legislation or assert interpretations of existing rules and regulations that seek to expand the classification of employees. Although California provides an exemption for direct sellers, there can be no assurance that other states will also provide such an exemption nor can there be any assurance that judicial or regulatory authorities will not assert interpretations that would mandate that we change classification. See Note 6, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more specific discussion of contingencies related to the activities of our Members.

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

(a) None.

(b) None.

(c) On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion. We did not repurchase any of our common shares during the three months ended September 30, 2019.

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

(q)
10.44#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	(r)
10.45#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc. dated July 11, 2019	(s)
10.46#	Employment Agreement by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd., dated October 23, 2019	*
10.47#	Employment Agreement by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd., dated October 23, 2019	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

Exhibit Number	Description	Reference
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(e)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(f)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(g)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(h)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(j)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(k)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(l)	Previously filed on October 11, 2017 as an Exhibit to the Company’s Amendment No. 6 to its Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(m)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(n)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(p)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(s)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: October 29, 2019