Form 10-K
period 2019-12-31
HERBALIFE NUTRITION LTD.
filed 2020-02-18
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

There were 147,525,849 common shares outstanding as of February 11, 2020. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,270 million as of June 30, 2019, based upon the last reported sales price on the New York Stock Exchange on that date of $42.76. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant's outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain or maintain the necessary licenses for our direct selling business in China and elsewhere;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, viral outbreaks and other similar epidemics, or cybersecurity incidents;
•

noncompliance by us or our Members with any privacy laws or any security breach by us or a third party involving the misappropriation, loss, or other unauthorized use or disclosure of confidential information;

•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of our trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our operations;

•	uncertainties relating to the United Kingdom’s exit from the European Union;
•	restrictions imposed by covenants in our existing indebtedness;
•	risks related to the convertible notes;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

GENERAL

Founded in 1980, we are a global nutrition company that provides nutrition solutions for consumers looking to achieve results in the areas of weight management, health and wellness, and sports performance. We use a direct selling business model to distribute and market our nutrition products. We believe that direct selling is ideally suited to marketing our nutrition products because the distribution and sales of nutrition products are reinforced by the personal support, coaching, education, and the understanding community of like-minded people that our entrepreneurial Members have to offer.

We sell high-quality, science-backed products in the categories of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition in 94 countries as of December 31, 2019. In addition to the effectiveness of personalized selling through a direct selling business model, we believe the primary drivers for our success throughout our 40-year operating history have been enhanced consumer awareness and demand for our products due to trends such as the global obesity epidemic, increasing healthcare costs, healthy aging, and the rise of entrepreneurship.

OUR PRODUCTS

Our Members use high-quality and science-backed products to help other Members and their customers manage their weight, improve their overall health, enhance their fitness and sport goals, and experience life-changing results. As of December 31, 2019 we marketed and sold approximately 120 product types. Our products are often sold as part of a program and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature, promotional and other. For 2019, 2018, and 2017, our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category:

	Percentage of Net Sales
	2019	2018	2017	Description	Representative Products
Weight Management	61.8%	63.5%	64.2%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	26.2%	25.4%	24.5%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	7.2%	6.3%	6.0%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	2.0%	1.9%	2.1%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line
Literature, Promotional, and Other	2.8%	2.9%	3.2%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

PRODUCT DEVELOPMENT

To help our consumers achieve a healthy active lifestyle, we are committed to providing the highest-quality, science-backed products in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports, and fitness; and outer nutrition. We believe our focus on nutrition and botanical science and the combination of our internal efforts with the scientific expertise of outside resources, including our ingredient suppliers, major universities, and our Nutrition Advisory Board, have resulted in product differentiation that has given our Members and consumers increased confidence in our products.

We continue to invest in science and technical functions, including research and development associated with creating new product formulations; clinical studies of existing products or products in development; technical operations to improve current product formulations; quality assurance and quality control to establish the appropriate quality systems, controls, and standards; and rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Additionally, our product strategy is twofold: (1) to increase the value of existing customers by investing in products to fill perceived gaps in our portfolios, add flavors, increase convenience by investing in snacks and bars, and expand into the afternoon and evening with products like savory shakes or soups; and (2) to attract new customers by entering into new categories, offer more choices and expand our current sports line. We have a keen focus on product innovation and aim to launch new products and variations on existing products on a regular basis. Once a particular market opportunity has been identified, our scientists, along with our operations, marketing, and sales teams, work closely with Member leadership to introduce new products and variations on existing products.

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

Ingredients

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. Our procurement process for many of our botanical products now stretches back to the farms and includes self-processing of teas and herbal ingredients into finished raw materials at our own facilities. Our Changsha, China facility provides high quality tea and herbal raw materials to all our manufacturing plants as well as our third-party contract manufacturers around the world. We source the ingredients that we do not self-process from companies that we believe are well-established and reputable suppliers in their respective field. Our suppliers also utilize similar quality processes, equipment, expertise, and traceability as we do with our own modern quality processes. As part of ensuring high quality ingredients, we also test our incoming raw materials for compliance to potency, identity, and adherence to strict specifications.

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

We analyze our finished products for label claims and microbiological purity, thereby verifying product safety and shelf life. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which produce products for the U.S. and most of our international markets, we operate and test to the U.S. Food and Drug Administration’s, or FDA’s, strict acidified food and dietary supplement current Good Manufacturing Practices, or cGMPs.

We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at audited contract manufacturer labs or third-party labs. For these products not manufactured at HIM facilities, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant, quality-minded manufacturing partners; a significant supplier qualification and annual audit program; and significant product quality testing. During 2019, we purchased approximately 19% of our products from our top three third-party manufacturers.

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

MARKETING

To increase our brand awareness, we and our Members use a variety of tools and marketing channels. These can include anything from more traditional media to social media and alliances with partners who can promote our goal of better living through nutrition. Herbalife Nutrition sponsorships of and partnerships with featured athletes, teams, and events promote brand awareness and the use of Herbalife products. We continue to build brand awareness with a goal towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife Nutrition brand logo and marketing materials for use in their marketing efforts.

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

In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Any existing Members in these markets who do not convert to preferred member have been or will be categorized as distributors, but may convert to preferred member at a later date; all new Members in these markets will join as either a preferred member or a distributor. One of the key outcomes of this new member segmentation is to provide clear differentiation between those interested in retailing our products or building a sales organization, and those simply consuming our products as discount customers. This distinction allows us to both better communicate and market to each group, while also providing us with better information regarding our Members within the context of their stated intent and goals. As of December 31, 2019, we had approximately 4.7 million Members, including 1.0 million preferred members and 1.0 million distributors in these markets where we have established these two categories and 0.3 million sales representatives, sales officers, and independent service providers in China. Future increases in the number of preferred members, as conversions take place or as we introduce segmentation into other markets, does not in and of itself represent an increase in the total number of Members, nor is it necessarily indicative of our future expected financial performance.

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

We work closely with our entrepreneurial Members to improve the sustainability of their businesses and reach consumers to meet our combined mission to provide nutrition solutions for consumers. As a leading direct seller, we require our Members to fairly and honestly market both our products and the Herbalife business opportunity. Our relationship with our Members is key to our continued success as they allow us direct access to the voice of consumers.

Many of our entrepreneurial Members identify and test new marketing efforts and programs developed by other Members and disseminate successful techniques to their sales organizations. For example, Members in Mexico developed businesses that became known as “Nutrition Clubs,” marketing techniques that improved the productivity and efficiency of our Members as well as the affordability of our weight loss products for their customers. Rather than buying several retail products, these businesses allow consumers to purchase and consume our products each day (a Member marketing technique we refer to as “daily consumption”), while continuing to benefit from the support and interaction with the Member as well as socializing with other customers in a designated location. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member-conducted weight loss contests, or Weight Loss Challenges, Member-led fitness programs, or Fit Camps, and Member-led Wellness Evaluations. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges and Fit Camps as Distributor Methods of Operations, or DMOs.

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

We assign point values, known as Volume Points, to each of our products to determine a Member’s sales achievement level. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, for a further description of Volume Points. To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year. Qualification criteria can vary somewhat by market. We have qualification methods of up to 12 months to encourage a more gradual qualification. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based DMOs, and the business opportunity prior to becoming a sales leader.

The basis for calculating Marketing Plan payouts varies depending on product and market and for 2019 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

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

As of December 31, 2019, prior to our February re-qualification process, approximately 735,000 of our Members have attained the level of Sales Leader, of which approximately 616,000 have attained this level in the 93 countries where we use our worldwide Marketing Plan and 119,000 sales officers and independent service providers operating under our China Marketing Plan.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and sales leader retention rate by year and by region:

	Number of Sales Leaders			Sales Leader Retention Rate
	2019	2018	2017	2019	2018	2017
North America	66,264	49,379	61,362	73.2%	65.9%	74.8%
Mexico	75,475	71,719	74,968	69.9%	66.3%	71.7%
South and Central America	64,929	66,325	73,375	62.2%	59.0%	55.2%
EMEA	121,297	107,528	101,101	71.3%	68.7%	62.2%
Asia Pacific	133,817	114,818	124,555	64.4%	59.0%	49.7%
Total sales leaders	461,782	409,769	435,361	67.9%	63.6%	60.9%
China	89,077	76,600	47,244
Worldwide total sales leaders	550,859	486,369	482,605

The number of sales leaders as of December 31 will exceed the number immediately subsequent to the preceding re-qualification period because sales leaders qualify throughout the year but sales leaders who do not re-qualify are removed from the rank of sales leader the following February.

For the latest twelve-month re-qualification period ending January 2020, approximately 66.5% of our sales leaders, excluding China, re-qualified, versus 67.9% for the comparable figure for the twelve-month period ended January 2019. For each of these years, certain markets have utilized a lower re-qualification threshold, and these figures include the effect of the lower threshold. Also, with revised business requirements in place for U.S. and U.S. Territories, as described in Network Marketing Program below, we have utilized for each of these years a re-qualification equalization factor for U.S. Members to better align their re-qualification thresholds with Members in other countries. We believe this factor preserves retention rate comparability across markets and time periods. Excluding the impact of both the lower re-qualification thresholds and the equalization factor in the U.S. and U.S. Territories, the retention rates for 2020 and 2019 would have been 62.2% and 64.4%, respectively. Separately, for each of the years presented the retention results exclude certain other markets for which, due to local operating conditions, sales leaders were not required to requalify; such exclusions are not material to the Company’s retention results.

We believe the sales leader retention rate of 66.5% for the year ended January 2020, the second highest in our history, and the generally upward trend in recent years, are the result of efforts we have made to improve the sustainability of sales leaders’ businesses, such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader. As our business operations continue to evolve, including the segmentation of our Member base in certain markets and changes in sales leader re-qualification thresholds for other markets, management is evaluating the importance of sales leader retention rate information for the future.

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

In China, while multi-level marketing is not permitted, direct selling is permitted. Chinese citizens who apply and become Members are referred to as sales representatives. These sales representatives are permitted to sell away from fixed retail locations in the provinces where we have direct selling licenses. Sales representatives receive scaled rebates based on the volume of products they purchase. Sales representatives who reach certain volume thresholds and meet certain performance criteria are eligible to apply to provide marketing, sales and support services. Once their application is accepted, they are referred to as independent service providers. Independent service providers are independent business entities that are eligible to receive compensation from Herbalife for the marketing, sales and support services they provide so long as they satisfy certain conditions, including procuring the requisite business licenses, having a physical business location, and complying with all applicable Chinese laws and Herbalife rules. Sales representatives who are in the process of applying to become service providers hold the title of sales officers.

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

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer or preferred member who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days from the time of receipt to the Member from whom it was purchased for a full refund or credit toward the exchange of another Herbalife product. In markets outside of the United States, if they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but it generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period in exchange for a refund of the net price paid for the product and, in some markets, the original cost of shipment to the Member. Together, product returns and buybacks were approximately 0.1% of product sales for each of the years ended December 31, 2019, 2018, and 2017.

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

Access Points

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, one focus of this strategy is to provide more product access points closer to our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. We expect to continue to expand the number of Sales Centers, smaller pick up locations (including third-party collection points), brand experience centers and automated sales centers based on the needs of our Members and the growth of the business primarily from deeper penetration into existing markets. In aggregate, we have over 1,800 distribution points and partner retail locations around the world. In addition to our distribution points, we contract and continue to increase third party-run drop-off locations where we can ship to and Members can pick up ordered products.

Member Technology

Many Members today also rely on the use of technology to support their businesses. With the increasing use of technology in our everyday lives and the increased Member activity towards our online and mobile tools, we have also enhanced our product access and distribution network to support higher volumes of online or mobile orders. Placing orders through these media also allows Members and their customers to select home or business delivery options. We continue to adapt our access points to accommodate the increase in online or mobile ordering activity. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business, and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as HN MyClub, HNconnect, BizWorks, MyHerbalife, GoHerbalife, and Herbalife Mobile. Additionally, we support a growing suite of point-of-sale tools to assist our Members with the ordering, tracking and their customer relationship management. These tools allow our Members to manage their business and communicate with their customers more efficiently and effectively.

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

COMPETITION

The categories of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products are highly competitive. We compete against products sold in a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. We have differentiated ourselves from our peer group through our Members’ focus on the consultative sales process through product education and the frequent contact and support that many Members have with their customers through a community-based approach to help customers achieve nutrition goals. Some methods include Nutrition Clubs, Weight Loss Challenges, Wellness Evaluations and Fit Camps. We believe that providing nutrient-dense products, along with personal coaching, community, and education, is most effectively executed through the direct-selling business model.

We are also subject to competition for the recruitment of Members from other network marketing organizations, including those that market nutrition products, and other types of products which are sold through direct selling, along with other entrepreneurial opportunities. Our ability to remain competitive depends on factors including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, and a financially viable company.

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

On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of us. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we implemented and continue to enhance certain existing procedures in the U.S. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase product for their own household use, or “distributors” – who are Members who wish to resell some products or build a sales organization. We also agreed to compensate distributors on U.S. eligible sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits us from making expressly or by implication, any misrepresentation regarding certain lifestyles or amount or level of income, including full-time or part-time income that a participant can reasonably expect to earn in our network marketing program.

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

On January 4, 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing, or MLM Guidance. The MLM Guidance explains, among other things, lawful and unlawful compensation structures, the treatment of personal consumption by participants in determining if an MLM’s compensation structure is unfair or deceptive, and how an MLM should approach representations to current and prospective participants. We believe our current business practices, which include new and enhanced procedures implemented in connection with the Consent Order, are in compliance with the MLM Guidance.

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

Employees

As of December 31, 2019, we had approximately 9,500 employees, of which approximately 2,800 were located in the United States. In certain countries, which include China and Mexico, we have employees who are subject to labor union agreements and there have been no significant business interruptions as a result of any labor disputes.

Available Information

Our Internet website address is www.herbalife.com and our investor relations website is ir.herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our investor relations website at ir.herbalife.com our Principles of Corporate Governance, our Corporate Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Item 1A.	Risk Factors

Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results such as sales and profits), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Part I, Item 1, Business, of this Annual Report on Form 10-K for additional information regarding sales leader retention rates.

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

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients, as well as those of other similar companies;
•	our multi-level marketing compensation plan or the attractiveness or viability of the financial opportunities provided therein;
•	our Members;

•	our network marketing program; and
•	the direct-selling business generally.

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

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we are subject to increasing competition from sellers that utilize e-commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, more innovative sales channels or platforms, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight management products that prove to be more effective than our products, demand for our products could be reduced. Accordingly, competition may intensify and we may not be able to compete effectively in our markets.

We are also subject to significant competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members of the Company are involved. We compete globally for potential customers and Members with regard to weight management; nutritional supplement; energy, sports, and fitness; and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as WW (formerly Weight Watchers), Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

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

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce new products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales. For example, the Chinese government carried out a 100-day review, or the Review, which began on January 8, 2019 to investigate the unlawful promotion and sales of health products. The Review was accompanied with negative media attention, and although the review ended on or about April 18, 2019, we believe the Review has impacted our business as Members significantly reduced activities and sales meetings during and following the Review. The ultimate effects of the Review, coupled with its negative publicity, may result in a material adverse effect on our business in China. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, for a further discussion of the Review. Additionally, regulatory mandates in response to certain unexpected events, such as viral outbreaks, could negatively impact sales. For example, in December 2019 an outbreak of a coronavirus surfaced in China and has resulted, and may continue to result, in government mandates in China or other markets to address public health concerns which could include, but is not limited to, restrictions on public gatherings and restrictions on companies’ ability to conduct normal business operations.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. For example, in certain foreign countries, compensation to distributors in the direct-selling industry may be limited to a certain percentage of sales. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state, or foreign regulators not to be in compliance with applicable law or regulations, which may impact our ability to recruit and maintain Members or to obtain or maintain a license, permit, or similar certification. We may also be required to alter compensation practices under our network marketing program in order to comply with applicable federal, state, or foreign law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar actions.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on genuine demands and sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the Consent Order and the permanent injunction in California, there is no assurance any federal, state or foreign courts or agencies or the independent compliance auditor under the Consent Order would agree, including a federal court or the FTC in respect of the Consent Order or a court or the California Attorney General in respect to the permanent injunction.

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

Approximately 79% of our net sales for the year ended December 31, 2019 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as due to economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies, or any changes we make to our business in response to the foregoing. For example, tariffs enacted by the United States or other foreign governments, such as China or Mexico, that apply to our products or the ingredients we use in our products, along with any price increases we implemented or may implement in the future, may have an adverse impact on future sales if such tariffs remain in place, particularly if the Company deems it necessary to increase product prices. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

We currently have a social e-commerce business in China, which enables our sales representatives and independent service providers in China to promote the Company’s products and provide services to our customers in China through virtual online stores. On January 1, 2019, the E-Commerce Law of the People’s Republic of China was established and regulates social e-commerce businesses. The regulatory environment in China continues to evolve, and government officials in China, including at the local and national level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate. Regulators in China may change how they interpret and enforce the new regulation, both current interpretations and enforcement thereof or future iterations, and may also modify such regulations, any of which could have an adverse impact on our business and net sales in China.

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

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes; power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents, including malicious software attacks intended to render our internal operating systems, third-party providers, or data unavailable, such as ransomware, phishing attacks; and/or other actions by third parties and other similar disruptions could adversely affect our ability to conduct business. Additionally, intentional or inadvertent exposure of content perceived to be sensitive data may adversely affect our business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. For example, our operations in Mexico were impacted by flooding in September 2017, when the severe weather conditions damaged or otherwise destroyed inventory stored at one of our facilities. Furthermore, our headquarters and one of our distribution facilities are located in Southern California, an area susceptible to earthquakes. Although the events in Mexico did not have a material negative impact to our Mexico operations, we cannot make any assurances that any future natural disasters, catastrophic events, acts of war or terrorism and other similar disruptions, including those due to cybersecurity incidents, ransomware, or other actions by third parties, will not adversely affect our ability to operate our business and our financial condition and results of operations.

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

Our ability to provide products and services to our Members depends on the performance and availability of our core transactional systems. We operate our global back office transactional systems on an Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Member facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs. This infrastructure, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. Our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. For example, in Europe, the Payment Services Directive 2 (PSD2), includes strong customer authentication (SCA) requirements for online transactions that could impose technology challenges and could negatively impact our sales in that region. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing, and social engineering schemes could compromise the confidentiality, availability, and integrity of data in our systems as well as those of the third parties with which we interact. We have been the target of, and may be the target of in the future, malicious cyberattack attempts, although to date none of these attacks have had a meaningful adverse impact on our business.

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

In addition, the use and handling of this information is regulated by evolving and increasingly demanding laws and regulations, such as the European Union General Data Protection Regulation, or the GDPR, which took effect in May 2018 and the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA imposes new responsibilities on us for the handling, disclosure and deletion of personal information for consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. These laws and regulations are increasing in complexity and number, change frequently and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. If we fail to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our results of operations.

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

For 2019, 2018, and 2017, our Formula 1 Healthy Meal, which is our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Additionally, although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that all members of our senior management team will remain with us. The loss or departure of any member of our senior management team could adversely impact our Member relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. To the extent we are required to replace any members of the management team, any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate any negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations. We currently do not maintain “key person” life insurance with respect to our senior management team.

Our international operations are subject to the laws and regulations of the United States and many foreign countries, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar laws in a number of countries.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible resolution, including settlement, of these matters. Based on these discussions to date and as required by U.S. GAAP, the Company has recognized an estimated aggregate accrued liability for these matters of $40 million within its consolidated balance sheet as of December 31, 2019. However, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.

The United Kingdom’s exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union. On January 31, 2020, the U.K. formally exited the European Union. The British government is currently in negotiations with the European Union to determine the terms of the U.K.’s exit. The withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

The required payments on our indebtedness or other agreements may be impacted by expected reforms related to LIBOR. The variable interest rates payable under our credit facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a benchmark rate. Although our credit facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative rate will perform in a manner similar to LIBOR and may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

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

If any or all of the 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline. The conversion rate for the 2024 Convertible Notes as of March 23, 2018, the date of issuance thereof, was 8.0028 common shares per $1,000 principal amount, or a conversion price of approximately $124.96 per common share. The conversion rate for the 2024 Convertible Notes was adjusted to 16.0056 common shares per $1,000 principal amount, or a conversion price of approximately $62.48 per common share, due to our two-for-one stock split effected in May 2018 and described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. The conversion rate for the 2024 Convertible Notes was further adjusted to 16.0352 common shares per $1,000 principal amount, or a conversion price of approximately $62.36 per common share, due to the Company’s modified Dutch auction tender offer completed in May 2018. Because the conversion rate of the 2024 Convertible Notes adjusts upward upon the occurrence of certain events, our existing shareholders may experience more dilution if any or all of the 2024 Convertible Notes are converted into common shares after the adjusted conversion rate became effective.

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

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further information on contingencies relating to VAT and other related matters.

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

Our Members and we may be held responsible for additional compensation, certain taxes, or assessments relating to the activities of our Members, which could harm our financial condition and operating results.

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for additional compensation, social security contributions, withholding and related taxes in those jurisdictions, and workers’ compensation insurance, plus any related assessments and penalties, which could harm our financial condition and operating results. Our Members could face similar risks with respect to other Members in their sales organizations who may claim they are employees of that Member rather than independent contractors or independent business owners, which could impact their sales operations. For example, California recently passed legislation taking effect January 1, 2020 which seeks to expand the classification of employees. Other states may propose similar legislation or assert interpretations of existing rules and regulations that seek to expand the classification of employees. Although California provides an exemption for direct sellers, there can be no assurance that other states will also provide such an exemption nor can there be any assurance that judicial or regulatory authorities will not assert interpretations that would mandate that we change classification. See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a more specific discussion of contingencies related to the activities of our Members.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2020 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

As of December 31, 2019, we leased the majority of our physical properties. We currently lease approximately 92,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 140,000 square feet, with the lease term expiring in 2033, and own approximately 189,000 square feet of general office space in Torrance, California, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2021 and 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in 2025. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2022. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 121,000 square feet, respectively, under leases expiring in 2022 and 2024, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 219,000 square feet of office space, the majority of which houses a Global Business Service Center that supports worldwide operations, under leases expiring in 2023. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; Bangalore, India; and Kuala Lumpur, Malaysia. In addition to the properties noted above, we also lease other warehouse, manufacturing, and office buildings in a majority of our other geographic areas of operation.

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

The information set forth under Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K is incorporated herein by reference.

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

The closing price of our common shares on February 11, 2020, was $40.47. The approximate number of holders of record of our common shares as of February 11, 2020 was 519. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five year period ended December 31, 2019. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2014 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises Inc., Post Holdings, Inc., Tupperware Brands Corporation, and USANA Health Sciences Inc.

	December 31,
	2014	2015	2016	2017	2018	2019
Herbalife Nutrition Ltd.	$100.00	$142.23	$127.69	$179.63	$312.73	$252.89
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Peer Group	$100.00	$98.86	$116.83	$119.26	$86.27	$112.12

Information with Respect to Dividends

We have not declared or paid cash dividends since 2014. The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by our senior secured credit facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors.

Information with Respect to Purchases of Equity Securities by the Issuer

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $1.5 billion.

We did not repurchase any of our common shares during the three months ended December 31, 2019. For further information on our share repurchases during the year ended December 31, 2019, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share amounts)
Income statement data:
Net sales	$4,877.1	$4,891.8	$4,427.7	$4,488.4	$4,469.0
Cost of sales	958.0	919.3	848.6	854.6	856.0
Gross profit	3,919.1	3,972.5	3,579.1	3,633.8	3,613.0
Royalty overrides	1,448.2	1,364.0	1,254.2	1,272.6	1,251.4
Selling, general, and administrative expenses	1,940.3	1,955.2	1,758.6	1,966.9	1,784.5
Other operating income	(37.5)	(29.8)	(50.8)	(63.8)	(6.5)
Operating income	568.1	683.1	617.1	458.1	583.6
Interest expense, net	132.4	161.6	146.3	93.4	94.9
Other (income) expense, net	(15.7)	57.3	(0.4)	—	2.3
Income before income taxes	451.4	464.2	471.2	364.7	486.4
Income taxes(1)	140.4	167.6	257.3	104.7	147.3
Net income	$311.0	$296.6	$213.9	$260.0	$339.1
Earnings per share:
Basic	$2.26	$2.12	$1.35	$1.57	$2.05
Diluted	$2.20	$1.98	$1.29	$1.51	$1.99
Weighted-average shares outstanding:
Basic	137.4	140.2	158.5	166.1	165.1
Diluted	141.6	149.5	165.7	172.2	170.6
Other financial data:
Retail value(2)	$7,819.0	$7,706.3	$7,058.5	$7,119.8	$6,994.4
Net cash provided (used) by:
Operating activities	457.5	648.4	590.8	367.3	628.7
Investing activities	(108.0)	(83.9)	(95.2)	(142.4)	(73.4)
Financing activities	(713.0)	(593.1)	(85.2)	(252.3)	(250.0)
Depreciation and amortization	97.7	100.4	99.8	98.3	98.0
Capital expenditures(3)	110.2	88.2	95.1	144.3	79.1
Balance sheet data:
Cash and cash equivalents	$839.4	$1,198.9	$1,278.8	$844.0	$889.8
Receivables, net of allowance for doubtful accounts	79.7	70.5	93.3	70.3	69.9
Inventories	436.2	381.8	341.2	371.3	332.0
Working capital	523.8	216.2	953.5	671.0	541.9
Total assets	2,678.6	2,789.8	2,895.1	2,565.4	2,477.9
Total debt	1,803.0	2,453.8	2,268.1	1,447.9	1,622.0
Total shareholders' (deficit) equity(4)	(390.0)	(723.4)	(334.7)	196.3	(53.5)
Dividends declared per share	$—	$—	$—	$—	$—

(1)

Income taxes for the years ended December 31, 2018 and 2017 include the impact of the U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Retail value data as a non-GAAP measure is discussed in greater detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis.

The following represents the reconciliation of retail value to net sales for each of the periods set forth above:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions)
Retail value	$7,819.0	$7,706.3	$7,058.5	$7,119.8	$6,994.4
Distributor allowance	(3,204.5)	(3,062.5)	(2,858.2)	(2,875.6)	(2,807.9)
Product sales	4,614.5	4,643.8	4,200.3	4,244.2	4,186.5
Shipping & handling	262.6	248.0	227.4	244.2	282.5
Net sales	$4,877.1	$4,891.8	$4,427.7	$4,488.4	$4,469.0

(3)

Includes accrued capital expenditures. See the Consolidated Statements of Cash Flows included in Part IV, Item 15 of this Annual Report on Form 10-K for capital expenditures paid in cash during the years ended December 31, 2019, 2018, and 2017.

(4)

During the year ended December 31, 2019, we did not pay any dividends or repurchase any of our common shares through open market purchases. During the year ended December 31, 2018, we did not pay any dividends and we repurchased 11.4 million of our common shares under our share repurchase program at an aggregate cost of approximately $600.3 million through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in May 2018. During the year ended December 31, 2017, we did not pay any dividends and we repurchased 23.5 million of our common shares under our share repurchase program at an aggregate cost of approximately $795.3 million, inclusive of transaction costs and the issuance of the non-transferable contractual contingent value right, or CVR, through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in October 2017. During the years ended December 31, 2016 and 2015, we did not pay any dividends or repurchase any of our common shares through open market purchases. Our share repurchase programs, the Forward Transactions, the modified Dutch auction tender offers, and the CVR are discussed in greater detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors; Part II, Item 6, Selected Financial Data; and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-over-year comparisons between 2019 and 2018. Discussions of 2017 items and year-over-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K.

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

We provide high-quality, science-backed products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe enhanced consumer awareness and demand for our products due to trends such as the global obesity epidemic, increasing healthcare costs, and aging populations, coupled with the effectiveness of personalized selling through a direct sales channel, have been the primary reasons for our continued success.

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

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and when control passes to the Member, as discussed in greater detail in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales.

The specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during 2018 for the Mexico region and certain markets in the North America and South and Central America regions. Volume Point adjustments during 2019 were not material. We use Volume Points for Member qualification and recognition purposes, as well as a proxy for sales trends, and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Year Ended December 31,
	2019	2018	% Change	2018	2017	% Change
	(Volume Points in millions)
North America(1)	1,317.0	1,229.4	7.1%	1,229.4	1,099.0	11.9%
Mexico(2)	882.8	920.5	(4.1)%	920.5	875.4	5.2%
South and Central America(3)	516.5	561.6	(8.0)%	561.6	593.9	(5.4)%
EMEA	1,290.1	1,219.9	5.8%	1,219.9	1,088.5	12.1%
Asia Pacific	1,565.0	1,291.4	21.2%	1,291.4	1,089.2	18.6%
China	497.2	669.2	(25.7)%	669.2	633.4	5.7%
Worldwide(4)	6,068.6	5,892.0	3.0%	5,892.0	5,379.4	9.5%

(1)

Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the years ended December 31, 2019 and 2018 would have been an increase of 6.2% and 11.2%, respectively.

(2)

Excluding Volume Point adjustments made during 2018 for certain products, the percent change for the year ended December 31, 2018 would have been an increase of 3.4%. These adjustments were made at the beginning of 2018 and did not have an impact on the 2019 versus 2018 comparison.

(3)

Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the years ended December 31, 2019 and 2018 would have been a decrease of 8.6% and 6.7%, respectively.

(4)

Excluding the Volume Point adjustments made during 2018 for certain products in Mexico and certain markets in the North America and South and Central America regions noted above, the percent change for the years ended December 31, 2019 and 2018 would have been an increase of 2.8% and 9.0%, respectively.

Volume Points increased 3.0% for 2019 after having increased 9.5% for 2018. Excluding the impact of the Volume Point value adjustments made during 2018, Volume Points increased 2.8% for 2019 compared to 9.0% for 2018. We believe North America’s Volume Point increase, though below the 2018 level, reflects the continuing success of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s decrease for the year, after an increase for the prior year, reflects difficult economic conditions that impacted our business momentum in the market, as well as the adverse impact on the demand for our products of a price surcharge we instituted from February through early July 2019 to mitigate the impact of tariffs enacted by the Mexican government on products imported from the United States. The South and Central America region saw a somewhat larger decline in Volume Points for 2019 versus the decline in 2018 as certain markets in the region continue to transition to sustainable, customer-oriented business practices more slowly than we have seen in other markets, and certain markets have faced increased economic and political uncertainty. Despite mixed results across the region, EMEA saw continuing, though lesser Volume Point growth, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion. Continued Volume Point growth for the Asia Pacific region, broad-based but most significant in India, Vietnam, and Indonesia, is a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line expansion. We believe the Volume Point decrease in China for 2019, after an increase for 2018, was driven by the impact on the pipeline and success of new Members of the Chinese government’s 100-day review, concluded in April 2019, of the health product industry. Results are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 41.0% and 39.7% of retail value for the years ended December 31, 2019 and 2018, respectively. Depending on product and market, distributor allowances and Marketing Plan payouts for 2019 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our “other (income) expense, net” consists of non-operating income and expenses such as gains or losses on extinguishment of debt and gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further information on the CVR.

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of this Annual Report on Form 10-K.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.6	18.8	19.2
Gross profit	80.4	81.2	80.8
Royalty overrides(1)	29.7	27.9	28.3
Selling, general, and administrative expenses(1)	39.8	39.9	39.7
Other operating income	(0.8)	(0.6)	(1.1)
Operating income	11.7	14.0	13.9
Interest expense	3.1	3.7	3.6
Interest income	0.4	0.4	0.3
Other (income) expense, net	(0.3)	1.2	—
Income before income taxes	9.3	9.5	10.6
Income taxes	2.9	3.4	5.8
Net income	6.4%	6.1%	4.8%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2019 as compared to the same period in 2018, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

Financial Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net sales were $4,877.1 million for the year ended December 31, 2019. Net sales decreased $14.7 million, or 0.3% ($1.9 million, or less than 0.1% excluding Venezuela), for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 293.2% (3.1% excluding Venezuela) for the year ended December 31, 2019 as compared to the same period in 2018. The 0.3% decrease in net sales for the year ended December 31, 2019 was primarily driven by a 293.5% unfavorable impact of fluctuations in foreign currency rates (3.1% unfavorable impact excluding Venezuela) and a 2.9% unfavorable impact of country sales mix, partially offset by an increase in sales volume, as indicated by a 3.0% increase in Volume Points, and a 293.3% favorable impact of price increases (3.1% favorable impact excluding Venezuela).

Net income was $311.0 million, or $2.20 per diluted share, for the year ended December 31, 2019. Net income increased $14.4 million, or 4.9%, for the year ended December 31, 2019 as compared to the same period in 2018. The increase in net income for the year ended December 31, 2019 was mainly due to $14.9 million lower selling, general, and administrative expenses; a $73.0 million favorable impact from other (income) expense, net relating to CVR revaluations and losses on debt extinguishment in 2018 as described below; $29.2 million lower interest expense, net; $27.2 million lower income taxes; and $7.7 million higher other operating income relating to government grant income from China and insurance recoveries in Mexico as described below; partially offset by $137.6 million lower contribution margin driven by lower sales in China. As of February 2020, there has been a viral outbreak in China that the government has responded to with travel and other restrictions, among other steps. The extent and duration of business disruption and related financial impact from the Coronavirus cannot be reasonably estimated at this time but could materially impact our consolidated results for the first quarter and full year 2020.

Net income for the year ended December 31, 2019 included a $75.5 million pre-tax unfavorable impact ($74.1 million post-tax) from expenses related to regulatory inquiries, the SEC investigation relating to our disclosures regarding our marketing plan in China, and the SEC and DOJ investigations relating to the FCPA matter in China (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $38.2 million unfavorable impact of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $19.0 million pre-tax unfavorable impact ($17.2 million post-tax) of an accrual for Mexico VAT assessments; a $1.2 million pre-tax unfavorable impact ($0.9 million post-tax) of debt issuance costs related to the amendment of our 2018 Term Loan B; a $31.5 million pre-tax favorable impact ($22.5 million post-tax) of government grant income in China; a $15.7 million favorable impact of gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); and a $6.0 million pre-tax favorable impact ($5.9 million post-tax) related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

Net income for the year ended December 31, 2018 included a $29.8 million pre-tax favorable impact ($21.2 million post-tax) of government grant income in China; a $53.5 million unfavorable impact of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $10.4 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to regulatory inquiries; a $4.7 million pre-tax unfavorable impact ($3.6 million post-tax) of foreign exchange losses related to the currency devaluation in Venezuela during the first quarter of 2018; a $13.1 million unfavorable impact of loss on extinguishment of $475.0 million of our 2019 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $35.4 million pre-tax unfavorable impact ($28.0 million post-tax) of loss on extinguishment of our 2017 Credit Facility (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); an $8.8 million unfavorable impact of loss on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); and a $29.5 million unfavorable impact of the valuation allowance on deferred tax assets related to the limited utilization of foreign tax credit carryforwards as a result of U.S. Tax Reform (See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South and Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,125.1 million for the year ended December 31, 2019. Net sales for the Primary Reporting Segment increased $240.9 million, or 6.2% ($253.8 million, or 6.6% excluding Venezuela), as compared to the same period in 2018. In local currency, net sales increased 375.0% (9.6% excluding Venezuela) for the year ended December 31, 2019 as compared to the same period in 2018. The 6.2% increase in net sales for the year ended December 31, 2019 was primarily due to an increase in sales volume, as indicated by a 6.7% increase in Volume Points, and a 369.0% favorable impact of price increases (3.5% favorable impact excluding Venezuela), partially offset by a 368.8% unfavorable impact of fluctuations in foreign currency rates (3.1% unfavorable impact excluding Venezuela) and a 0.4% unfavorable impact of country sales mix.

For a discussion of China’s net sales for the year ended December 31, 2019 as compared to the same period in 2018, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $1,793.6 million for the year ended December 31, 2019. Contribution margin for the Primary Reporting Segment increased $100.1 million, or 5.9% ($105.9 million, or 6.3% excluding Venezuela), as compared to the same period in 2018. The 5.9% increase in contribution margin for the year ended December 31, 2019 was primarily the result of a 550.0% favorable impact of price increases (5.2% favorable impact excluding Venezuela) and a 6.7% favorable impact of volume increases; partially offset by a 550.1% unfavorable impact of fluctuations in foreign currency exchange rates (4.8% unfavorable impact excluding Venezuela) and a 0.9% unfavorable impact of country sales mix.

China reported contribution margin of $677.3 million for the year ended December 31, 2019. Contribution margin for China decreased $237.7 million, or 26.0%, as compared to the same period in 2018. The 26.0% decrease in contribution margin for the year ended December 31, 2019 was primarily the result of a 25.7% unfavorable impact of volume decreases and a 3.9% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 1.8% favorable impact of sales mix and a 1.6% favorable impact of price increases.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Year Ended December 31,
	2019					2018
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$1,705.5	$(779.5)	$926.0	$99.5	$1,025.5	$1,575.2	$(719.4)	$855.8	$92.5	$948.3	8.1%
Mexico	806.6	(367.2)	439.4	34.2	473.6	808.8	(369.3)	439.5	28.4	467.9	1.2%
South and Central America	644.9	(287.5)	357.4	21.6	379.0	743.9	(333.4)	410.5	27.1	437.6	(13.4)%
EMEA	1,704.0	(764.6)	939.4	58.6	998.0	1,663.9	(744.8)	919.1	57.9	977.0	2.1%
Asia Pacific	2,140.9	(936.3)	1,204.6	44.4	1,249.0	1,800.8	(784.1)	1,016.7	36.7	1,053.4	18.6%
China	817.1	(69.4)	747.7	4.3	752.0	1,113.7	(111.5)	1,002.2	5.4	1,007.6	(25.4)%
Worldwide	$7,819.0	$(3,204.5)	$4,614.5	$262.6	$4,877.1	$7,706.3	$(3,062.5)	$4,643.8	$248.0	$4,891.8	(0.3)%

(1)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

North America

The North America region reported net sales of $1,025.5 million for the year ended December 31, 2019. Net sales increased $77.2 million, or 8.1%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 8.2% for the year ended December 31, 2019 as compared to the same period in 2018. The 8.1% increase in net sales for the year ended December 31, 2019 was primarily due to an increase in sales volume, as indicated by a 7.1% increase in Volume Points (6.2% excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 2.4% favorable impact of price increases.

Net sales in the U.S. were $1,002.6 million for the year ended December 31, 2019. Net sales increased $76.7 million, or 8.3%, for the year ended December 31, 2019 as compared to the same period in 2018.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate.

Mexico

The Mexico region reported net sales of $473.6 million for the year ended December 31, 2019. Net sales increased $5.7 million, or 1.2%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 1.5% for the year ended December 31, 2019 as compared to the same period in 2018. The 1.2% increase in net sales for the year ended December 31, 2019 was primarily due to a 5.4% combined favorable impact of price increases and a 2% price surcharge in place from February through early July of 2019, partially offset by a decrease in sales volume, as indicated by a 4.1% decrease in Volume Points, and a 0.3% unfavorable impact of fluctuations in foreign currency exchange rates.

We believe the Volume Point decrease for the year, after an increase for the prior year, reflects difficult economic conditions and a consequent slowing of our business momentum for the market, as well as the adverse impact on the demand for our products of a 2% price surcharge we instituted from February through early July 2019 to mitigate the impact of tariffs enacted by the Mexican government on products imported from the United States. We continue to have an active program of Member promotions and increase the number of product access and payment points.

South and Central America

The South and Central America region reported net sales of $379.0 million for the year ended December 31, 2019. Net sales decreased $58.6 million, or 13.4% ($45.8 million, or 10.8% excluding Venezuela), for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 3,240.6% (decreased 3.1% excluding Venezuela) for the year ended December 31, 2019 as compared to the same period in 2018. The 13.4% decrease in net sales for the year ended December 31, 2019 was due to a 3,254.0% unfavorable impact of fluctuations in foreign currency exchange rates (7.7% unfavorable impact excluding Venezuela), offset by a 3,249.1% favorable impact of price increases (5.2% favorable impact excluding Venezuela); and a decline in sales volume, as indicated by an 8.0% decrease in Volume Points (8.6% excluding the impact of the Volume Point Adjustments noted above in the Volume Points by Geographic Region section). Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in certain markets in the region than elsewhere in other regions, including in Brazil, our largest market in the region. We are working with Member leadership to explore operational and promotional approaches both consistent with our direction and suitable to those markets. Some markets in the region are also continuing to see economic and political uncertainties.

Net sales in Brazil were $111.2 million for the year ended December 31, 2019. Net sales decreased $31.7 million, or 22.2%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 15.2% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $9.9 million on net sales for the year ended December 31, 2019. As noted above, Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in Brazil than we have seen elsewhere in other regions. The market continues to face an uncertain economic outlook and faced increased competition within the direct-selling industry during the first half of 2019. Additionally, Members in Brazil saw their product costs increase during 2018 when we implemented the pass through of certain indirect taxes that we had previously absorbed. In May 2019, we segmented our Member base in the market into distributors and preferred members.

Net sales in Peru were $64.2 million for the year ended December 31, 2019. Net sales decreased $0.1 million, or 0.2%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 1.4% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.0 million on net sales for the year ended December 31, 2019. A slight Volume Point decrease was seen for the year as market leadership, similar to other markets in the region, adapt to new business methods.

EMEA

The EMEA region reported net sales of $998.0 million for the year ended December 31, 2019. Net sales increased $21.0 million, or 2.1%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 8.5% for the year ended December 31, 2019 as compared to the same period in 2018. The 2.1% increase in net sales for the year ended December 31, 2019 was primarily due to an increase in sales volume, as indicated by a 5.8% increase in Volume Points, and a 3.8% favorable impact of price increases, partially offset by a 6.4% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.7% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices. Volume Point results for the year were mixed across the region and the impact of net growth was significantly offset within net sales by adverse foreign exchange rate movement. The Volume Point growth that has generally been seen across the EMEA region for a number of years reflects we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. The net growth in Volume Points and net sales for the periods were led by South Africa and Spain; declines were most significant for Italy and Turkey.

Net sales in Russia were $140.0 million for the year ended December 31, 2019. Net sales increased $2.6 million, or 1.9%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 5.1% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.4 million on net sales for the year ended December 31, 2019. Russia continues to focus on the Nutrition Club DMO, supported by new products, training and promotion for all levels of Membership and product access expansion. Product prices in Russia were increased 3% in each of April and September 2019.

Net sales in Spain were $136.4 million for the year ended December 31, 2019. Net sales increased $11.4 million, or 9.1%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 15.3% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $7.7 million on net sales for the year ended December 31, 2019. Spain has benefited from ongoing programs of promotions and sponsorships, as well as enhanced technology tools, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. Product prices in Spain were increased approximately 2% in February 2019.

Net sales in Italy were $126.1 million for the year ended December 31, 2019. Net sales decreased $15.3 million, or 10.8%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 5.8% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $7.1 million on net sales for the year ended December 31, 2019. The direct-selling industry in Italy has seen a slowdown in sales, contributing to weakened momentum in our business which has seen a decline in new Members as compared to prior years. In December 2018, we segmented our Member base in Italy into distributors and preferred customers, comparable to distributors and preferred members in the United States, and we are targeting our communication and promotion efforts accordingly.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,249.0 million for the year ended December 31, 2019. Net sales increased $195.6 million, or 18.6%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 20.7% for the year ended December 31, 2019 as compared to the same period in 2018. The 18.6% increase in net sales for the year ended December 31, 2019 was primarily due to an increase in sales volume, as indicated by a 21.2% increase in Volume Points, and a 2.7% favorable impact of price increases, partially offset by a 3.4% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and a 2.1% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Points and net sales increased as compared to the prior year for most markets in the region, a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line expansion.

Net sales in India were $321.3 million for the year ended December 31, 2019. Net sales increased $77.3 million, or 31.7%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 35.5% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $9.4 million on net sales for the year ended December 31, 2019. We continue to broaden our presence in the market, adding product access points including pickup locations in additional cities and expanding our product line.

Net sales in Indonesia were $183.5 million for the year ended December 31, 2019. Net sales increased $41.1 million, or 28.9%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 27.9% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had a favorable impact of $1.4 million on net sales for the year ended December 31, 2019. Indonesia has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access in this expansive market.

Net sales in Vietnam were $163.1 million for the year ended December 31, 2019. Net sales increased $47.7 million, or 41.3%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 42.4% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.3 million on net sales for the year ended December 31, 2019. We believe these results indicate that operational changes made to meet increased direct-selling regulatory requirements have been successful. The market continues to have strong momentum as it benefits from increased scale and sales leadership focuses on sustainable, consumption-oriented business practices.

Net sales in South Korea were $143.6 million for the year ended December 31, 2019. Net sales increased $8.0 million, or 5.9%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales increased 12.2% for the year ended December 31, 2019 as compared to the same period in 2018. The fluctuation of foreign currency exchange rates had an unfavorable impact of $8.5 million on net sales for the year ended December 31, 2019. South Korea achieved Volume Point and net sales growth for 2019 after several years of transitionary impact from Marketing Plan changes, including certain changes unique to South Korea, that led to contraction in our business in the market. Management has been focused on fostering daily consumption practices, supported by promotional activities including a successful Member Activation Program.

China

The China region reported net sales of $752.0 million for the year ended December 31, 2019. Net sales decreased $255.6 million, or 25.4%, for the year ended December 31, 2019 as compared to the same period in 2018. In local currency, net sales decreased 22.1% for the year ended December 31, 2019 as compared to the same period in 2018. The 25.4% decrease in net sales for the year ended December 31, 2019 was primarily due to a decrease in sales volume, as indicated by a 25.7% decrease in Volume Points, and a 3.3% unfavorable impact of fluctuations in foreign currency exchange rates; partially offset by a 1.7% favorable sales mix variance and a 1.4% favorable impact of price increases.

We believe the Chinese government’s 100-day review, or Review, of the health products industry, which concluded in April 2019, negatively impacted our China net sales during 2019. While the Chinese government has conducted similar reviews in the past, we believe the confluence of the Review, combined with negative media coverage about the Review, has impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members have begun conducting meetings again, attendance levels have not returned to prior levels, and we believe there is a trailing impact on the pipeline and success of new Members. During 2019, we expanded our e-commerce platform to provide the ability for our China Members to service their customers via personalized sites, and for their retail customers to purchase products directly from the Company. We have introduced new products into the China market and are working with our Members to strengthen the Nutrition Club DMO in the region. As of February 2020, there has been a viral outbreak in China where certain government jurisdictions have responded with travel restrictions and other preventative measures which may negatively impact our business. If the virus continues to spread further or additional restrictive steps are taken, our sales in China and elsewhere, and our consolidated results of operations, could be adversely impacted.

Sales by Product Category

	Year Ended December 31,
	2019					2018
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,887.7	$(2,039.3)	$2,848.4	$164.1	$3,012.5	$4,952.4	$(2,006.0)	$2,946.4	$159.4	$3,105.8	(3.0)%
Targeted Nutrition	2,074.3	(865.5)	1,208.8	69.7	1,278.5	1,982.9	(803.2)	1,179.7	63.8	1,243.5	2.8%
Energy, Sports, and Fitness	571.1	(238.3)	332.8	19.2	352.0	491.9	(199.3)	292.6	15.8	308.4	14.1%
Outer Nutrition	157.8	(65.8)	92.0	5.3	97.3	146.6	(59.4)	87.2	4.7	91.9	5.9%
Literature, Promotional, and Other(1)	128.1	4.4	132.5	4.3	136.8	132.5	5.4	137.9	4.3	142.2	(3.8)%
Total	$7,819.0	$(3,204.5)	$4,614.5	$262.6	$4,877.1	$7,706.3	$(3,062.5)	$4,643.8	$248.0	$4,891.8	(0.3)%

(1)	Product buy backs and returns in all product categories are included in the literature, promotional, and other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales increased for Targeted Nutrition; Energy, Sports, and Fitness; and Outer Nutrition and decreased for Weight Management and Literature, Promotional, and Other for the year ended December 31, 2019 as compared to the same period in 2018. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,919.1 million for the year ended December 31, 2019 as compared to $3,972.5 million for the same period in 2018. Gross profit as a percentage of net sales was 80.4% for the year ended December 31, 2019, as compared to 81.2% for the same period in 2018, or an unfavorable net decrease of 85 basis points.

The decrease in gross profit as a percentage of net sales for the year ended December 31, 2019 as compared to the same period in 2018 included the unfavorable impact of foreign currency fluctuations of 5,810 basis points (unfavorable impact of 86 basis points excluding Venezuela), unfavorable changes in country mix of 45 basis points, other unfavorable cost changes of 18 basis points, and unfavorable cost changes related to self-manufacturing and sourcing of 9 basis points, which includes increased costs relating to Mexico tariffs, partially offset by the favorable impact of retail price increases of 5,782 basis points (favorable impact of 58 basis points excluding Venezuela) and the favorable impact of lower inventory write-downs of 15 basis points. There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the year ended December 31, 2019 as compared to the same period in 2018.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $1,448.2 million for the year ended December 31, 2019 as compared to $1,364.0 million for the same period in 2018. Royalty overrides as a percentage of net sales were 29.7% for the year ended December 31, 2019 as compared to 27.9% for the same period in 2018.

The increase in royalty overrides as a percentage of net sales for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,940.3 million for the year ended December 31, 2019 as compared to $1,955.2 million for the same period in 2018. Selling, general, and administrative expenses as a percentage of net sales were 39.8% for the year ended December 31, 2019 as compared to 39.9% for the same period in 2018.

The decrease in selling, general, and administrative expenses for the year ended December 31, 2019 as compared to the same period in 2018 was driven by $104.3 million in lower service fees for China independent service providers due to lower sales in China; and $15.4 million in lower foreign exchange losses, which included a $4.7 million impact of the devaluation of the Venezuelan Bolivar in 2018; partially offset by approximately $60 million of expenses in 2019 relating to the SEC investigation relating to our disclosures regarding our marketing plan in China and the SEC and DOJ investigations relating to the FCPA matter in China (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); $28.0 million in higher professional fees; and $21.8 million in higher labor and benefits costs.

Other Operating Income

The $37.5 million of other operating income for the year ended December 31, 2019 consisted of $31.5 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K) and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of the 2018 10-K).

The $29.8 million of other operating income for the year ended December 31, 2018 consisted of $29.8 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2019	2018
	(in millions)
Interest expense	$153.0	$181.0
Interest income	(20.6)	(19.4)
Interest expense, net	$132.4	$161.6

The decrease in interest expense, net for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to decreases in our overall borrowings and weighted-average interest rate, as well as lower non-cash interest expense related to the Forward Transactions (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

Other (Income) Expense, Net

The $15.7 million of other income, net for the year ended December 31, 2019 consisted of a $15.7 million gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $57.3 million of other expense, net for the year ended December 31, 2018 consisted of an $8.8 million loss on the revaluation of the CVR provided to the participants of the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of our 2019 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

Income Taxes

Income taxes were $140.4 million for the year ended December 31, 2019 as compared to $167.6 million for the same period in 2018. The effective income tax rate was 31.1% for the year ended December 31, 2019 as compared to 36.1% for the same period in 2018. The decrease in the effective tax rate for the year ended December 31, 2019 as compared to the same period in 2018 was primarily due to changes in the geographic mix of our income and a $29.5 million favorable impact related to valuation allowances recorded in 2018 due to U.S. Tax Reform, partially offset by a decrease in net benefits from discrete events. Included in the discrete events for the year ended December 31, 2019 and 2018 was the impact of $5.8 million and $53.1 million, respectively, of excess tax benefits from share-based compensation arrangements. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion.

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

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2019 and 2018.

For the year ended December 31, 2019, we generated $457.5 million of operating cash flow as compared to $648.4 million for the same period in 2018. The decrease in our operating cash flow was the result of $141.4 million of unfavorable changes in operating assets and liabilities and $49.5 million of lower net income excluding non-cash items disclosed within our consolidated statement of cash flows. The $141.4 million change in operating assets and liabilities was primarily the result of unfavorable changes in accounts payable and other current liabilities, which included unfavorable changes in income taxes payable, accrued compensation, and other accrued expenses; partially offset by favorable changes in prepaid expenses and other current assets. The $49.5 million of lower net income excluding non-cash items was primarily driven by lower sales in China, approximately $60 million in expenses relating to the SEC and DOJ investigations, and a $19.0 million accrual related to the Mexico VAT assessment (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); partially offset by lower income taxes. The $40.0 million accrual related to the SEC and DOJ investigations and the $19.0 million accrual related to the Mexico VAT assessment had no net impact on our operating cash flow, as they decreased our net income by $59.0 million and increased our net operating assets and liabilities by $59.0 million.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2019 and 2018 were $110.2 million and $88.2 million, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $130 million to $170 million for the full year of 2020.

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

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios on December 15, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt (“ASC 470”), these transactions were accounted for as an extinguishment of the 2017 Credit Facility. We recognized a loss on extinguishment of $35.4 million as a result, which is recorded in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2018.

On December 12, 2019, we amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B. We incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense within our consolidated statement of income for the year ended December 31, 2019.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2019 and 2018, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the 2018 Credit Facility, as amended, amounts voluntarily prepaid under the 2018 Term Loan B on or before June 12, 2020 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. We do not expect to make a mandatory prepayment in 2020 toward the 2018 Term Loan B based on our 2019 consolidated leverage ratio and excess cash flow calculation as defined under the terms of the 2018 Credit Facility.

During the year ended December 31, 2019, we repaid a total amount of $20.0 million on amounts outstanding under the 2018 Credit Facility. During the year ended December 31, 2018, we borrowed an aggregate amount of $1,000.0 million under the 2018 Credit Facility and repaid a total amount of $1,231.9 million, consisting of $5.0 million on amounts outstanding under the 2018 Credit Facility and $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. As of December 31, 2019 and 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $975.0 million and $995.0 million, respectively. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of both December 31, 2019 and 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of both December 31, 2019 and 2018. As of December 31, 2019 and 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.52% and 6.80%, respectively.

See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on the 2018 Credit Facility.

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

During August 2019, we repaid a total amount of $675.0 million to repay in full amounts outstanding on the 2019 Convertible Notes upon maturity, as well as $6.7 million of accrued interest. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

During March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2024 Convertible Notes.

Senior Notes due 2026

During August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2026 Notes.

Contractual Obligations

The following summarizes our contractual obligations, including interest, as of December 31, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2020	2021 - 2022	2023 - 2024	2025 & Thereafter
	(in millions)
Convertible senior notes due 2024	615.0	14.4	28.9	571.7	—
Senior notes due 2026	603.0	29.0	58.0	58.0	458.0
Borrowings under the senior secured credit facility(1)	1,197.9	66.7	140.5	267.2	723.5
Operating leases	270.8	46.6	73.8	37.7	112.7
Purchase obligations and other commitments	183.9	163.0	20.8	0.1	—
Total(2)	$2,870.6	$319.7	$322.0	$934.7	$1,294.2

(1)	The estimated interest payments on our 2018 Credit Facility are based on interest rates effective as of December 31, 2019.
(2)

Our consolidated balance sheet as of December 31, 2019 includes $51.4 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities and whether any settlement would occur.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2019, the total amount of our foreign subsidiary cash and cash equivalents was $475.2 million, of which $14.1 million was held in U.S. dollars. As of December 31, 2019, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $364.2 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2019, our U.S. consolidated group had approximately $139.6 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2019, Herbalife Nutrition Ltd. had approximately $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Program, approximately $111.9 million of unremitted earnings were permanently reinvested as of December 31, 2019. As of December 31, 2019, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

We have not declared or paid cash dividends since 2014. The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2018 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by our board of directors.

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2019, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on the Forward Transactions.

During the year ended December 31, 2019, we did not repurchase any of our common shares through open-market purchases. During the year ended December 31, 2018, an indirect wholly-owned subsidiary of ours purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. These share repurchases increased our total shareholders’ deficit and are reflected at cost within our accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both December 31, 2019 and 2018, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of our common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. In total, we repurchased 11.4 million of our common shares at an aggregate cost of approximately $600.3 million, or an average cost of $52.49 per share, during the year ended December 31, 2018. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our share repurchases.

In connection with our October 2017 modified Dutch auction tender offer, we incurred $1.6 million in transaction costs and also provided a non-transferable CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife is acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within our consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within our consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date we commenced the related modified Dutch auction tender offer.

During the year ended December 31, 2019, we recognized a $15.7 million gain in other (income) expense, net within our consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the year ended December 31, 2018, we recognized an $8.8 million loss in other (income) expense, net within our consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of our common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K, for a further discussion on the CVR.

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

On August 15, 2019, the 2019 Convertible Notes matured and the remaining Capped Call Transactions expired unexercised. The expiration of the Capped Call Transactions did not have an impact on our consolidated financial statements. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of December 31, 2019 and 2018, we had working capital of $523.8 million and $216.2 million, respectively, or an increase of $307.6 million. The increase was primarily due to an increase in inventories and decreases in current portion of long-term debt relating to the repayment of the 2019 Convertible Notes and other current liabilities; partially offset by decreases in cash and cash equivalents and prepaid expenses and other current assets.

We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(in millions, except per share amounts)
Net sales	$1,220.3	$1,244.5	$1,240.1	$1,172.2	$1,186.6	$1,242.8	$1,285.5	$1,176.9
Cost of sales	229.8	243.4	243.2	241.6	225.9	218.1	235.4	239.9
Gross profit	990.5	1,001.1	996.9	930.6	960.7	1,024.7	1,050.1	937.0
Royalty overrides	358.1	363.8	366.8	359.5	332.9	344.0	349.8	337.3
Selling, general, and administrative expenses	527.8	500.1	477.0	435.4	485.5	499.4	510.2	460.1
Other operating income	(3.8)	(6.4)	—	(27.3)	(5.9)	(6.0)	(1.7)	(16.2)
Operating income	108.4	143.6	153.1	163.0	148.2	187.3	191.8	155.8
Interest expense, net	28.4	31.6	36.3	36.1	37.5	39.9	44.3	39.9
Other expense (income), net	—	(1.3)	(5.9)	(8.5)	(2.7)	30.9	4.7	24.4
Income before income taxes	80.0	113.3	122.7	135.4	113.4	116.5	142.8	91.5
Income taxes(1)	23.3	31.8	46.2	39.1	64.5	45.3	48.4	9.4
Net income	$56.7	$81.5	$76.5	$96.3	$48.9	$71.2	$94.4	$82.1
Earnings per share:
Basic	$0.41	$0.59	$0.56	$0.70	$0.36	$0.52	$0.66	$0.57
Diluted	$0.40	$0.58	$0.54	$0.66	$0.34	$0.49	$0.62	$0.54
Weighted-average shares outstanding:
Basic	137.5	137.4	137.4	137.1	137.0	136.2	142.3	145.3
Diluted	140.8	140.0	142.4	145.5	145.0	145.6	151.9	152.7

(1)

The fourth quarter of 2019 includes a net favorable adjustment to our unrecognized tax benefit liability of $11.4 million primarily attributable to transfer pricing matters in various foreign jurisdictions, and a legal accrual of $40 million relating to the SEC and DOJ investigations relating to the FCPA matter in China as described further in Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K. The fourth quarter of 2018 includes an unfavorable impact of U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2019.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2019, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both of the years ended December 31, 2019 and 2018.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $15.1 million and $29.8 million to present them at their lower of cost and net realizable value, in our consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

As part of the annual goodwill impairment test, which is performed at the reporting unit level, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would perform the two-step goodwill impairment test as required. If we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then no further testing is required. During fiscal year 2019, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value.

For our marketing-related intangible assets, we may also utilize a qualitative assessment similar to the one described above, with the exception that the test is performed at the consolidated level rather than at the reporting unit level. During fiscal year 2019, we performed a qualitative assessment of our marketing-related intangible assets and determined that it is not more likely than not that the fair value of the assets is less than their carrying value.

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

As of December 31, 2019 and 2018, we had goodwill of approximately $91.5 million and $92.9 million, respectively. As of both December 31, 2019 and 2018, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the year ended December 31, 2019 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the years ended December 31, 2019 and 2018.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion of the U.S. Tax Reform. We have made an accounting policy election to account for global intangible low-taxed income as a period cost if and when incurred.

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

New Accounting Pronouncements

See discussion under Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on new accounting pronouncements.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general, and administrative expenses within our consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2019 and 2018, the aggregate notional amounts of these contracts outstanding were approximately $66.4 million and $43.8 million, respectively. As of December 31, 2019, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s consolidated statement of income during the period which approximates the time the hedged inventory is sold.

We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2019, we recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, we recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2019 and 2018.

As of both December 31, 2019 and 2018, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2019 and 2018, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2019, the aggregate annual maturities of the 2018 Credit Facility were expected to be $21.6 million for 2020, $26.3 million for 2021, $27.8 million for 2022, $188.7 million for 2023, $7.5 million for 2024, and $703.1 million thereafter. As of December 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $235.7 million and $744.8 million, respectively, and the carrying values were $233.2 million and $732.1 million, respectively. As of December 31, 2018, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $240.7 million and $729.3 million, respectively, and the carrying values were $245.4 million and $738.2 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2019 and 2018. The 2018 Credit Facility bears variable interest rates, and as of December 31, 2019 and 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.52% and 6.80%, respectively. Since our 2018 Credit Facility is based on variable interest rates and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts stayed constant on our 2018 Credit Facility, our annual interest expense could increase or decrease by approximately $9.8 million. The variable interest rates payable under our 2018 Credit Facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are expected to ultimately cause LIBOR to be discontinued or become unavailable as a benchmark rate by the end of 2021. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of December 31, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $508.6 million, and the carrying value was $437.4 million. As of December 31, 2018, the fair values of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes were approximately $662.1 million and $448.1 million, respectively, and the carrying values were $656.4 million and $416.0 million, respectively. The 2019 Convertible Notes paid interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The 2019 Convertible Notes matured on August 15, 2019 and we repaid the $675.0 million outstanding principal in cash, as well as $6.7 million of accrued interest. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of December 31, 2019, the fair value of the 2026 Notes was approximately $424.1 million and the carrying value was $395.3 million. As of December 31, 2018, the fair value of the 2026 Notes was approximately $394.6 million and the carrying value was $394.8 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $13.2 million or increase by approximately $7.1 million.

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

The supplementary financial information with respect to selected quarterly financial data is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2019 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 11.	Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

Item 14.	Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2019.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(p)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(l)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(l)
4.4

Indenture, dated as of August 16, 2018 among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee governing the 7.250% Senior Notes due 2026

(o)
4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(o)
4.6	Description of Registrant’s Securities	*
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	*
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	*
10.3#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(m)
10.10#	Amended and Restated Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(f)
10.13#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.14#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(p)
10.16#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(f)
10.17#	Herbalife Ltd. Executive Incentive Plan	(f)
10.18	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.19

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(g)
10.20#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(h)
10.21#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(h)
10.22#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h)
10.23#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(i)
10.24	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017	(j)
10.25#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(m)
10.26#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(k)

Exhibit Number	Description	Reference
10.27#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10.28#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(k)
10.29#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(k)
10.30#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(k)
10.31#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(k)
10.32	Amendment dated May 29, 2018 to the Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc.	(n)
10.33

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

(o)
10.34#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	(p)
10.35#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc. dated July 11, 2019	(q)
10.36#	Employment Agreement by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd., dated October 23, 2019	(r)
10.37#	Employment Agreement by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd., dated October 23, 2019	(r)
10.38

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC., Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term B Lenders and collateral agent

(s)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(e)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(f)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.

(g)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(i)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(j)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(k)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(l)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(n)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(o)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.
(r)	Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(s)	Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Nutrition Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Nutrition Ltd. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ (deficit) equity, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Loss Contingencies

As described in Note 7 to the consolidated financial statements, the Company is from time to time engaged in routine litigation. As disclosed by management, an estimated loss from a loss contingency is recorded when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management also discloses material contingencies when they believe a loss is not probable but reasonably possible. Management regularly reviews all pending litigation matters in which it is involved and establishes reserves for these litigation matters when a probable loss estimate can be made. Accounting for contingencies such as legal and non-income tax matters requires management to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss.

The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are there was significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each matter can be made, which in turn led to a high degree of auditor judgment and effort in evaluating management’s assessment of loss contingencies associated with legal and non-income tax matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of loss contingencies associated with legal and non-income tax matters, including controls over determining whether a loss is probable and whether the amount of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry from the Company’s external legal counsel, evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable, and evaluating the sufficiency of the Company’s contingency disclosures. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of certain contingencies, evaluation of whether the positions taken by management are reasonable and assessing the audit evidence obtained.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 18, 2020

We have served as the Company’s auditor since 2013.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$839.4	$1,198.9
Receivables, net of allowance for doubtful accounts	79.7	70.5
Inventories	436.2	381.8
Prepaid expenses and other current assets	132.9	153.8
Total current assets	1,488.2	1,805.0
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	371.5	360.0
Operating lease right-of-use assets	189.5	—
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	91.5	92.9
Other assets	227.8	221.8
Total assets	$2,678.6	$2,789.8
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81.6	$81.1
Royalty overrides	294.1	281.4
Current portion of long-term debt	24.1	678.9
Other current liabilities	564.6	547.4
Total current liabilities	964.4	1,588.8
Long-term debt, net of current portion	1,778.9	1,774.9
Non-current operating lease liabilities	169.9	—
Other non-current liabilities	155.4	149.5
Total liabilities	3,068.6	3,513.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 137.4 million (2019) and 142.8 million (2018) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	366.6	341.5
Accumulated other comprehensive loss	(212.5)	(209.8)
Accumulated deficit	(215.3)	(526.3)
Treasury stock, at cost, 10.0 million (2019) and 10.0 million (2018) shares	(328.9)	(328.9)
Total shareholders’ deficit	(390.0)	(723.4)
Total liabilities and shareholders’ deficit	$2,678.6	$2,789.8

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions, except per share amounts)
Net sales	$4,877.1	$4,891.8	$4,427.7
Cost of sales	958.0	919.3	848.6
Gross profit	3,919.1	3,972.5	3,579.1
Royalty overrides	1,448.2	1,364.0	1,254.2
Selling, general, and administrative expenses	1,940.3	1,955.2	1,758.6
Other operating income	(37.5)	(29.8)	(50.8)
Operating income	568.1	683.1	617.1
Interest expense	153.0	181.0	160.8
Interest income	20.6	19.4	14.5
Other (income) expense, net	(15.7)	57.3	(0.4)
Income before income taxes	451.4	464.2	471.2
Income taxes	140.4	167.6	257.3
Net income	$311.0	$296.6	$213.9
Earnings per share:
Basic	$2.26	$2.12	$1.35
Diluted	$2.20	$1.98	$1.29
Weighted-average shares outstanding:
Basic	137.4	140.2	158.5
Diluted	141.6	149.5	165.7

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net income	$311.0	$296.6	$213.9
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $0.1 (2019), $(2.7) (2018), and $5.7 (2017)	—	(41.0)	44.9
Unrealized loss on derivatives, net of income taxes of $— (2019), $— (2018), and $— (2017)	(2.7)	(3.4)	(5.2)
Total other comprehensive (loss) income	(2.7)	(44.4)	39.7
Total comprehensive income	$308.3	$252.2	$253.6

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity (Deficit)
	(in millions)
Balance as of December 31, 2016	$0.1	$—	$467.6	$(205.1)	$(66.3)	$196.3
Issuance of 3.8 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.1			2.1
Additional capital from share-based compensation			42.1			42.1
Repurchases of 25.4 common shares	—	(328.6)	(101.7)		(425.4)	(855.7)
Net income					213.9	213.9
Foreign currency translation adjustment, net of income taxes of $5.7				44.9		44.9
Unrealized loss on derivatives, net of income taxes of $—				(5.2)		(5.2)
Cumulative effect of accounting change and other, net of income taxes of $—			(2.8)	—	29.7	26.9
Balance as of December 31, 2017	0.1	(328.6)	407.3	(165.4)	(248.1)	(334.7)
Issuance of 6.3 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.5			2.5
Additional capital from share-based compensation			35.5			35.5
Repurchases of 14.3 common shares	—	(0.3)	(173.4)		(572.4)	(746.1)
Forward Counterparties' delivery of 13.9 common shares to the Company			—			—
Issuance of convertible senior notes			136.7			136.7
Repayment of convertible senior notes			(123.0)			(123.0)
Unwind of capped call transactions			55.9			55.9
Net income					296.6	296.6
Foreign currency translation adjustment, net of income taxes of $(2.7)				(41.0)		(41.0)
Unrealized loss on derivatives, net of income taxes of $—				(3.4)		(3.4)
Cumulative effect of accounting change					(2.4)	(2.4)
Balance as of December 31, 2018	0.1	(328.9)	341.5	(209.8)	(526.3)	(723.4)
Issuance of 1.0 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		3.2			3.2
Additional capital from share-based compensation			38.6			38.6
Repurchases of 0.4 common shares	—		(16.7)		—	(16.7)
Forward Counterparties' delivery of 6.0 common shares to the Company	—		—			—
Net income					311.0	311.0
Foreign currency translation adjustment, net of income taxes of $0.1				—		—
Unrealized loss on derivatives, net of income taxes of $—				(2.7)		(2.7)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Cash flows from operating activities:
Net income	$311.0	$296.6	$213.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.7	100.4	99.8
Share-based compensation expenses	38.6	35.5	42.1
Non-cash interest expense	43.7	63.8	60.2
Deferred income taxes	15.4	(8.1)	97.8
Inventory write-downs	19.1	17.4	20.7
Foreign exchange transaction loss	2.1	8.0	2.4
Loss on extinguishment of debt	—	48.5	—
Other	(7.9)	7.1	1.9
Changes in operating assets and liabilities:
Receivables	(14.4)	2.8	(22.2)
Inventories	(68.6)	(83.3)	37.9
Prepaid expenses and other current assets	28.3	(5.1)	38.3
Accounts payable	0.1	21.7	(5.0)
Royalty overrides	11.5	22.8	6.0
Other current liabilities	(5.5)	106.8	(17.1)
Other	(13.6)	13.5	14.1
Net cash provided by operating activities	457.5	648.4	590.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(106.1)	(84.0)	(95.5)
Other	(1.9)	0.1	0.3
Net cash used in investing activities	(108.0)	(83.9)	(95.2)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	—	998.1	1,274.0
Principal payments on senior secured credit facility and other debt	(24.5)	(1,237.4)	(494.5)
Proceeds from convertible senior notes	—	550.0	—
Repayment of convertible senior notes	(675.0)	(582.5)	—
Proceeds from senior notes	—	400.0	—
Debt issuance costs	—	(29.9)	(22.6)
Share repurchases	(16.7)	(750.3)	(844.2)
Proceeds from settlement of capped call transactions	—	55.9	—
Other	3.2	3.0	2.1
Net cash used in financing activities	(713.0)	(593.1)	(85.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4.0)	(51.9)	28.2
Net change in cash, cash equivalents, and restricted cash	(367.5)	(80.5)	438.6
Cash, cash equivalents, and restricted cash, beginning of period	1,215.0	1,295.5	856.9
Cash, cash equivalents, and restricted cash, end of period	$847.5	$1,215.0	$1,295.5
Cash paid during the year:
Interest paid	$114.3	$106.1	$100.7
Income taxes paid	$147.9	$158.9	$158.8

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

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), and subsequently issued additional updates to Accounting Standards Codification, or ASC, Topic 842, or ASC 842. The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of lease payments not yet paid, at the lease commencement date. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The update requires entities to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach or allows entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASC 842 at the adoption date with the initial application date as of January 1, 2019. Under this adoption method, prior period amounts have not been adjusted. The Company elected to apply the package of practical expedients which allows entities to not reassess whether expired or existing contracts contain leases, not reassess the classification of existing leases, and not reassess initial direct costs for existing leases. Additionally, the Company did not apply hindsight in the determination of the lease term and assessing impairment of right-of-use assets for existing leases. As a result, the Company did not make any adjustments to beginning retained earnings. As part of the Company’s updated lease accounting policies, leases with an initial term of twelve months or less are not recorded on the balance sheet. Additionally, the Company elected to account for lease and non-lease components as a single lease component in the measurement of its lease liabilities and right-of-use assets. On January 1, 2019, the Company recorded total operating lease liabilities of $189.1 million and total operating lease right-of-use assets of $176.9 million, net of certain deferred rent liabilities and prepaid rent, which had no impact to the Company’s consolidated statements of cash flows. See Note 4, Leases, for additional information.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. This ASU improves the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and makes certain targeted improvements to simplify the application of existing hedge accounting guidance. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220). This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects of items within accumulated other comprehensive income, or stranded tax effects, resulting from the Tax Cuts and Jobs Act of 2017 and requires certain disclosures about those stranded tax effects. The Company has elected to not reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this guidance during the first quarter of 2019 did not have a material impact on the Company’s consolidated financial statements.

In November 2018, SEC Release No. 33-10532, Disclosure Update and Simplification, which amended and simplified certain disclosure requirements including the requirement to present an analysis of changes in shareholders’ equity for interim periods, became effective. The Company implemented these requirements as of the first quarter of 2019.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and preliminarily believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting for implementation costs of a hosting arrangement that is a service contract and aligns that accounting, regardless of whether the arrangement conveys a license to the hosted software. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements and preliminarily believes the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for measuring share-based payment awards granted to a customer. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC Topic 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Nutrition Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $2.0 million, $17.3 million, and $13.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts and money market funds. These cash and cash equivalents are valued based on Level 1 inputs, which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statements of cash flows, respectively. The Company did not owe any amounts to this financial institution as of December 31, 2019 and 2018.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $56.0 million and $52.7 million as of December 31, 2019 and 2018, respectively. Substantially all credit card receivables were current as of December 31, 2019 and 2018. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded $3.0 million, $1.2 million, and $0.9 million during the years ended December 31, 2019, 2018, and 2017, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2019 and 2018, the Company’s allowance for doubtful accounts was $2.5 million and $1.5 million, respectively. As of December 31, 2019 and 2018, the majority of the Company’s total outstanding accounts receivable were current.

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

•	The Company’s convertible senior notes are recorded at carrying value and their fair value is determined using two valuation methods as described further in Note 5, Long-Term Debt; and
•	The Company’s senior notes issued in August 2018, or the 2026 Notes, are recorded at carrying value, and their fair value is determined by utilizing over-the-counter market quotes and yield curves.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $5.3 million, $7.3 million, and $8.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, the Company’s remaining unamortized debt issuance costs were $21.2 million and $26.5 million, respectively.

Long-Lived Assets

As of December 31, 2019 and 2018, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2019	2018
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$51.1	$51.1
Furniture and fixtures	26.2	26.1
Equipment	931.3	849.4
Building and leasehold improvements	208.2	198.5
Total property, plant, and equipment, at cost	1,216.8	1,125.1
Less: accumulated depreciation and amortization	(845.3)	(765.1)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$371.5	$360.0

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. The Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. In April 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values. As of December 31, 2019 and 2018, these amounts have been reflected in property, plant, and equipment within the Company’s accompanying consolidated balance sheets.

Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $177.4 million and $163.2 million as of December 31, 2019 and 2018, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general, and administrative expenses totaled $78.8 million, $80.8 million, and $80.1 million, for the years ended December 31, 2019, 2018, and 2017, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a qualitative assessment during the fourth quarter of 2019 and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the two-step goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value, then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value, then a goodwill impairment amount is recorded for the difference. For the marketing-related intangible assets, the Company performed a qualitative assessment during the fourth quarter of 2019 and determined that it is not more likely than not that the fair value of the assets is less than their carrying value. If it is determined that it is more likely than not that the fair value of the assets is less than their carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative impairment test as required, in which it would use a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value, then an impairment amount is recorded for the difference. During the years ended December 31, 2019, 2018, and 2017, there were no additions to goodwill or marketing-related intangible assets or impairments of goodwill or marketing-related intangible assets. As of both December 31, 2019 and 2018, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2019 and 2018, the goodwill balance was $91.5 million and $92.9 million, respectively. The decrease in goodwill during the year ended December 31, 2019 was due to cumulative translation adjustments.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2019	2018
	(in millions)
Cash and cash equivalents	$839.4	$1,198.9
Restricted cash included in Prepaid expenses and other current assets	2.5	3.3
Restricted cash included in Other assets	5.6	12.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$847.5	$1,215.0

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, which contained several key tax provisions that affected the Company, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, for a further description on income taxes and the impact of the U.S. Tax Reform. The Company has made an accounting policy election to account for global intangible low-taxed income as a period cost if and when incurred.

Royalty Overrides

Certain Members may earn commissions called royalty overrides, which include production bonuses, based on retail sales volume. Royalty overrides are based on the retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. Royalty overrides are recorded when the products are delivered and revenue is recognized. The royalty overrides are compensation to Members for services rendered including the development, retention and the improved productivity of their sales organizations. As such royalty overrides are classified as an operating expense. Non-U.S. royalty override checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has estimated this period of certainty to be three years worldwide.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2019 as the annual requirement was met.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains or losses on derivatives. See Note 8, Shareholders’ Deficit, for the description and detail of the components of accumulated other comprehensive loss.

Operating Leases

The Company leases most of its physical properties under operating leases. The Company recognizes rent expense on a straight-line basis for its operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. Prior to January 1, 2019, the Company recognized rent holiday periods on a straight-line basis over the lease term beginning when the Company had the right to the leased space; the Company also recorded tenant improvement allowances and rent holidays as deferred rent liabilities and amortized the deferred rent over the terms of the lease to rent expense. Prior to January 1, 2019, the Company did not recognize its operating leases on its balance sheet. Beginning January 1, 2019, the Company recognizes a right of use asset and lease liability within its consolidated balance sheets for operating leases with terms greater than twelve months. The initial measurement of the lease liability is measured at the present value of lease payments not yet paid discounted generally using the Company’s incremental borrowing rate at the commencement date. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate nonlease components from lease components.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $31.5 million, $29.8 million, and $50.8 million during the years ended December 31, 2019, 2018, and 2017, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

During the year ended December 31, 2019, the Company also recognized $6.0 million in other operating income within its consolidated statement of income related to the finalization of insurance recoveries in connection with the flooding at one of its warehouses in Mexico during September 2017, which damaged certain of the Company’s inventory stored within the warehouse. See Note 7, Contingencies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion.

Other (Income) Expense, Net

During the year ended December 31, 2019, the Company recognized a gain of $15.7 million on the revaluation of the CVR provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit) in other (income) expense, net within its consolidated statements of income. During the year ended December 31, 2018, the Company recognized a loss of $8.8 million on the revaluation of the CVR; a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of the 2019 Convertible Notes (See Note 5, Long-Term Debt); and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 5, Long-Term Debt) in other (income) expense, net within its consolidated statements of income. During the year ended December 31, 2017, the Company recognized a gain of $0.4 million on the revaluation of the CVR in other (income) expense, net within its consolidated statements of income.

These non-cash expenses are included as non-cash adjustments to net income in the Company’s cash flows from operating activities within its consolidated statements of cash flows.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $41.4 million, $41.1 million, and $55.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Weighted-average shares used in basic computations	137.4	140.2	158.5
Dilutive effect of exercise of equity grants outstanding	3.5	6.3	7.2
Dilutive effect of 2019 Convertible Notes	0.7	3.0	—
Weighted-average shares used in diluted computations	141.6	149.5	165.7

There were an aggregate of 0.8 million, 1.4 million, and 6.9 million of equity grants, consisting of SARs and stock units that were outstanding during the years ended December 31, 2019, 2018, and 2017, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company was required to settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2019 Convertible Notes. The dilutive impacts for the years ended December 31, 2019 and 2018 are disclosed in the table above. For the year ended December 31, 2017, the 2019 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2019 Convertible Notes exceeded the average market price of the Company’s common shares for the year ended December 31, 2017. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the years ended December 31, 2019 and 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2019 and 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

The capped call transactions executed in connection with the issuance of the 2019 Convertible Notes, or the Capped Call Transactions, are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the prepaid forward share repurchase transactions executed in connection with the issuance of the 2019 Convertible Notes, or the Forward Transactions, are treated as retired shares for basic and diluted EPS purposes, in each case for the periods the transactions were in effect. On August 15, 2019, the remaining Capped Call Transactions expired unexercised and all shares were retired under the Forward Transactions. See Note 8, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

See Note 8, Shareholders’ Deficit, for a discussion of how common shares repurchased by the Company’s indirect wholly-owned subsidiary are treated under U.S. GAAP.

Revenue Recognition

The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, with a date of initial application of January 1, 2018 using the modified retrospective method applied to all contracts existing as of January 1, 2018. Results for reporting periods beginning January 1, 2018 and thereafter are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with FASB ASC Topic 605, Revenue Recognition, or ASC 605. The adoption of ASC 606 did not have a material impact to the Company’s consolidated net sales for the periods presented.

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

The Company compensates its sales leader Members with royalty overrides for services rendered relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. Under ASC 606, as the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide are recorded in selling, general, and administrative expenses within the Company’s consolidated statements of income. For the periods presented under ASC 605, the service fees payable to its China independent service providers were similarly recognized in selling, general, and administrative expenses within the Company’s consolidated statements of income as they are under ASC 606. However, under ASC 605, the compensation received by third-party importers for the services they provide, which represents the discount provided to them, was recorded as a reduction to net sales, which differs from the treatment under ASC 606 as described above. This change in the accounting treatment under ASC 606 of the compensation for services provided by the Company’s third-party importers did not impact the Company’s consolidated net income and was not material to the Company’s consolidated net sales for the periods presented.

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

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2019, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2018 and any remaining such balance was not material as of December 31, 2019. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.7 million and $4.9 million as of December 31, 2019 and 2018, respectively.

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

Non-Cash Investing and Financing Activities

During the years ended December 31, 2019, 2018, and 2017, the Company recorded $14.1 million, $10.2 million, and $10.1 million, respectively, of non-cash capital expenditures.

During the year ended December 31, 2019, the Company recorded $5.9 million of non-cash borrowings that were used to finance software maintenance. During the year ended December 31, 2018, the Company did not record any non-cash borrowings that were used to finance software maintenance. During the year ended December 31, 2017, the Company recorded $2.3 million of non-cash borrowings that were used to finance software maintenance. Additionally, see Note 8, Shareholders’ Deficit, for information on the Company’s non-cash financing activities related to the CVR provided to the participants of the October 2017 modified Dutch auction tender offer, as well as share repurchases for which payment was made subsequent to year end.

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

3. Inventories

The following are the major classes of inventory:

	December 31,
	2019	2018
	(in millions)
Raw materials	$48.7	$51.9
Work in process	6.6	7.1
Finished goods	380.9	322.8
Total	$436.2	$381.8

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2019, 2018, and 2017.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$189.5	Operating lease right-of-use assets
Finance lease right-of-use assets	1.0	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)
Total lease assets	$190.5
LIABILITIES:
Current:
Operating lease liabilities	$37.4	Other current liabilities
Finance lease liabilities	0.6	Current portion of long-term debt
Non-current:
Operating lease liabilities	169.9	Non-current operating lease liabilities
Finance lease liabilities	0.5	Long-term debt, net of current portion
Total lease liabilities	$208.4

(1)	Finance lease assets are recorded net of accumulated amortization of $1.3 million as of December 31, 2019.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

Year Ended December 31, 2019
(in millions)
Operating lease cost(1)(2)	$65.7
Finance lease cost
Amortization of right-of-use assets	0.4
Interest on lease liabilities	—
Net lease cost	$66.1

(1)

Includes short-term leases and variable lease costs, which were $11.2 million and $2.2 million, respectively, for the year ended December 31, 2019. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2)

Amount includes $62.3 million recorded to selling, general, and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2019 and $3.4 million capitalized as part of the cost of another asset, which includes inventories, for the year ended December 31, 2019. During the years ended December 31, 2018 and 2017, the Company recognized rental expense of $61.1 million and $56.2 million, respectively, in selling, general, and administrative expenses within the Company’s consolidated statements of income pursuant to FASB ASC Topic 840, Leases.

As of December 31, 2019, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2020	$46.6	$0.6
2021	38.6	0.2
2022	35.2	0.2
2023	19.2	0.1
2024	18.5	—
Thereafter	112.7	—
Total lease payments	270.8	1.1
Less: imputed interest	63.5	—
Present value of lease liabilities	$207.3	$1.1

(1)	Operating lease payments exclude $1.6 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

December 31, 2019
Weighted-average remaining lease term:
Operating leases	8.3 years
Finance leases	3.2 years
Weighted-average discount rate:
Operating leases	5.6%
Finance leases	5.4%

Supplemental cash flow information related to leases is as follows:

Year Ended December 31, 2019
(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$45.9
Operating cash flows for finance leases	—
Financing cash flows for finance leases	0.4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	55.2
Finance leases	0.6

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2019	2018
	(in millions)
Borrowings under senior secured credit facility, carrying value	965.3	983.6
2.00% convertible senior notes due 2019, carrying value of liability component	—	656.4
2.625% convertible senior notes due 2024, carrying value of liability component	437.4	416.0
7.250% senior notes due 2026, carrying value	395.3	394.8
Other	5.0	3.0
Total	1,803.0	2,453.8
Less: current portion	24.1	678.9
Long-term portion	$1,778.9	$1,774.9

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

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan A and 2018 Revolving Credit Facility both mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios on December 15, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other (income) expense, net within the Company’s consolidated statement of income for the year ended December 31, 2018.

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

On December 12, 2019, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 3.25% or the base rate plus a margin of 2.25% to either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The Company incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense within the Company’s consolidated statement of income for the year ended December 31, 2019.

Borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bear interest at either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00%. Borrowings under the 2018 Term Loan B bear interest at either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The eurocurrency rate is based on adjusted LIBOR. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of 0.50% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2019 and 2018, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the amended 2018 Credit Facility, amounts voluntarily prepaid under the 2018 Term Loan B on or before June 12, 2020 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. The Company does not expect to make a mandatory prepayment in 2020 toward the 2018 Term Loan B based on its 2019 consolidated leverage ratio and excess cash flow calculation as defined under the terms of the 2018 Credit Facility.

As of December 31, 2019 and 2018, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 5.52% and 6.80%, respectively.

During the year ended December 31, 2019, the Company repaid a total amount of $20.0 million on amounts outstanding under the 2018 Credit Facility. During the year ended December 31, 2018, the Company borrowed an aggregate amount of $1,000.0 million under the 2018 Credit Facility and repaid a total amount of $1,231.9 million, including $5.0 million on amounts outstanding under the 2018 Credit Facility and $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. During the year ended December 31, 2017, the Company borrowed an aggregate amount of $1,300.0 million under the 2017 Credit Facility and repaid a total amount of $483.1 million, including $73.1 million on amounts outstanding under the 2017 Credit Facility and $410.0 million to repay in full amounts outstanding under the 2011 Credit Facility. As of December 31, 2019 and 2018, the U.S. dollar amount outstanding under the 2018 Credit Facility was $975.0 million and $995.0 million, respectively. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. Of the $995.0 million outstanding under the 2018 Credit Facility as of December 31, 2018, $246.9 million was outstanding under the 2018 Term Loan A and $748.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of both December 31, 2019 and 2018. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of both December 31, 2019 and 2018.

During the year ended December 31, 2019, the Company recognized $58.9 million of interest expense relating to the 2018 Credit Facility, which included $0.2 million relating to non-cash interest expense relating to the debt discount and $1.7 million relating to amortization of debt issuance costs. During the year ended December 31, 2018, the Company recognized $83.6 million of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $2.9 million relating to non-cash interest expense relating to the debt discount and $3.2 million relating to amortization of debt issuance costs. During the year ended December 31, 2017, the Company recognized $87.0 million of interest expense relating to the 2017 Credit Facility and 2011 Credit Facility, which included $4.2 million relating to non-cash interest expense relating to the debt discount and $4.4 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2019 and 2018, the carrying value of the 2018 Term Loan A was $233.2 million and $245.4 million, respectively, and the fair value was approximately $235.7 million and $240.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2019 and 2018, the carrying amount of the 2018 Term Loan B was $732.1 million and $738.2 million, respectively, and the fair value was approximately $744.8 million and $729.3 million, respectively.

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

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the 2019 Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2019 Convertible Notes. The $21.5 million of debt issuance costs recorded on the Company’s consolidated balance sheet were amortized over the contractual term of the 2019 Convertible Notes using the effective-interest method.

During February 2014, the $1.15 billion aggregate principal amount of the 2019 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2019 Convertible Notes as a whole. Since the Company was required to settle these 2019 Convertible Notes at face value at or prior to maturity, this liability component was accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the 2019 Convertible Notes remained outstanding. The effective-interest rate on the 2019 Convertible Notes was approximately 6.2% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

During March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and is recorded in other (income) expense, net within the Company’s consolidated statement of income. The accounting impact of the new 2024 Convertible Notes is described in further detail below.

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

During the years ended December 31, 2019, 2018, and 2017, the Company recognized $27.0 million, $48.5 million, and $68.2 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $17.0 million, $29.8 million, and $41.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.7 million, $2.9 million, and $4.0 million, respectively, relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

During March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of December 31, 2019.

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

As of December 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $112.6 million, and the carrying amount of the liability component was $437.4 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $134.0 million, and the carrying amount of the liability component was $416.0 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $508.6 million and $448.1 million as of December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the Company recognized $35.8 million and $26.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $20.0 million and $14.5 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.4 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.7 million, and the carrying amount was $395.3 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2018, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $5.2 million, and the carrying amount was $394.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2026 Notes was approximately $424.1 million and $394.6 million as of December 31, 2019 and 2018, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2019 and 2018, the Company recognized $29.5 million and $11.1 million, respectively, of interest expense relating to the 2026 Notes, which included $0.5 million and $0.2 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $153.0 million, $181.0 million, and $160.8 million, for the years ended December 31, 2019, 2018, and 2017, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2019, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2020	$24.3
2021	28.3
2022	27.9
2023	188.8
2024	557.5
Thereafter	1,103.1
Total	$1,929.9

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2019, the Company had $41.9 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 7, Contingencies.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $5.2 million, $5.7 million, and $4.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $7.6 million, $6.6 million, and $6.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was an expense of $9.4 million for the year ended December 31, 2019, a benefit of $2.7 million for the year ended December 31, 2018, and an expense of $6.7 million for the year ended December 31, 2017. The total long-term deferred compensation liability under the two deferred compensation plans was $62.4 million and $51.3 million as of December 31, 2019 and 2018, respectively, and is included in Other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $38.9 million and $31.2 million as of December 31, 2019 and 2018, respectively, and is included in Other assets within the Company’s consolidated balance sheets.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. The Company has recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2019 and has recorded a corresponding accrued liability in that amount within its consolidated balance sheet as of December 31, 2019, as the Company believes a loss is probable pertaining to this VAT-related assessment. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of December 31, 2019.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2019, the Company had $28.0 million of Mexico VAT related assets, of which $16.7 million was within other assets and $11.3 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $14.1 million, translated at the December 31, 2019 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $40.0 million, translated at the December 31, 2019 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $14.8 million, translated at the December 31, 2019 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $8.8 million, translated at the December 31, 2019 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $12.4 million, translated at the December 31, 2019 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $7.4 million, translated at the December 31, 2019 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $10.1 million, translated at the December 31, 2019 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $30.7 million, translated at the December 31, 2019 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its consolidated balance sheet as of December 31, 2019. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $10.0 million, translated at the December 31, 2019 spot rate. The Company has paid the assessment and has recognized this payment within other assets on its consolidated balance sheet as of December 31, 2019. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Italian tax authorities audited the Company for the periods 2014 and 2015. The Company responded to the various points relating to income tax and non-income tax matters raised by the tax authorities. In December 2019, the Company reached an agreement with Italian tax authorities on all issues related to the 2014 audit and paid an immaterial amount during December 2019. The Company still has not fully settled any potential additional liabilities with the tax authorities with respect to the 2015 year. In regards to both income and non-income tax matters, the Company believes that it has accrued the appropriate amounts relating to the 2015 year. At the present time, the Company is unable to reasonably estimate the amount of any potential loss in excess of the amount already accrued relating to these matters.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of a number of employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible resolution, including settlement, of these matters. Based on these discussions to date and as required by U.S. GAAP, the Company has recognized an estimated aggregate accrued liability for these matters of $40 million within its consolidated balance sheet as of December 31, 2019. However, the Company cannot predict the eventual scope, duration, or outcome of the government investigations at this time, including whether a settlement will be reached, the amount of any potential monetary payments, or injunctive or other relief, the results of which may be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the amount accrued relating to these matters.

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

8. Shareholders’ Deficit

The Company had 137.4 million, 142.8 million, and 164.7 million common shares outstanding as of December 31, 2019, 2018, and 2017, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2019. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

The Company has not declared or paid cash dividends since 2014. The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Nutrition Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2018 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors.

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2019, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. During the years ended December 31, 2019 and 2018, the Forward Counterparties delivered approximately 6.0 million and 13.9 million shares, respectively, to the Company, which were subsequently retired by the Company. As of December 31, 2019, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no more shares remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between retained earnings and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. The Company recognized $1.2 million, $9.2 million, and $6.5 million of non-cash interest expense relating to amortization of these non-cash issuance costs within its consolidated statements of income during the years ended December 31, 2019, 2018, and 2017, respectively.

During the year ended December 31, 2019, the Company did not repurchase any of its common shares through open-market purchases. During the year ended December 31, 2018, an indirect wholly-owned subsidiary of the Company purchased 8,400 of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $0.3 million, or an average cost of $33.90 per share. During the year ended December 31, 2017, an indirect wholly-owned subsidiary of the Company purchased approximately 10.0 million of Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $328.6 million, or an average cost of $32.81 per share. These share repurchases increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both December 31, 2019 and 2018, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. In May 2018, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 11.4 million of its common shares at an aggregate cost of approximately $600.0 million, or $52.50 per share. In October 2017, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 13.5 million of its common shares at an aggregate cost of approximately $457.8 million, or $34.00 per share. In total, the Company repurchased 11.4 million and 23.5 million of its common shares at an aggregate cost of approximately $600.3 million and $786.4 million, or an average cost of $52.49 and $33.49 per share, during the years ended December 31, 2018 and 2017, respectively.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within the Company's consolidated balance sheets with corresponding gains or losses being recognized in other (income) expense, net within the Company's consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date the Company commenced the related modified Dutch auction tender offer.

During the year ended December 31, 2019, the Company recognized a $15.7 million gain in other (income) expense, net within its consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the year ended December 31, 2018, the Company recognized an $8.8 million loss in other (income) expense, net within its consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of the Company’s common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms. During the year ended December 31, 2017, the Company recognized a $0.4 million gain in other (income) expense, net within its consolidated statement of income due to the change in the fair value of the CVR.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2019, 2018, and 2017, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s consolidated balance sheets.

For the years ended December 31, 2019, 2018, and 2017, the Company’s share repurchases, inclusive of transaction costs and the issuance of the CVR, were zero, $600.7 million, and $795.3 million, respectively, under the Company’s share repurchase programs, and $16.7 million, $145.4 million, and $60.4 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2019, 2018, and 2017, the Company’s total share repurchases, including shares withheld for tax purposes, were $16.7 million, $746.1 million, and $855.7 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets. The Company recorded $750.3 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December 31, 2018, which includes $4.2 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s consolidated balance sheet as of December 31, 2017 but were subsequently paid during the year ended December 31, 2018. The Company recorded $844.2 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December 31, 2017, which excludes $4.2 million of share repurchases for which payment was made subsequent to the year end and therefore reflected as a liability within the Company’s consolidated balance sheet as of December 31, 2017, and the $7.3 million initial fair value of the CVR.

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

On August 15, 2019, the 2019 Convertible Notes matured and the remaining Capped Call Transactions expired unexercised. The expiration of the Capped Call Transactions did not have an impact on the Company’s consolidated financial statements

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2019, 2018, and 2017:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Balance as of December 31, 2016	$(215.5)	$10.4	$(205.1)
Other comprehensive income (loss) before reclassifications, net of tax	44.9	(7.9)	37.0
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	2.7	2.7
Total other comprehensive income (loss), net of reclassifications	44.9	(5.2)	39.7
Balance as of December 31, 2017	(170.6)	5.2	(165.4)
Other comprehensive (loss) income before reclassifications, net of tax	(41.0)	(3.6)	(44.6)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.2	0.2
Total other comprehensive loss, net of reclassifications	(41.0)	(3.4)	(44.4)
Balance as of December 31, 2018	(211.6)	1.8	(209.8)
Other comprehensive income (loss) before reclassifications, net of tax	—	(1.9)	(1.9)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.8)	(0.8)
Total other comprehensive income (loss), net of reclassifications	—	(2.7)	(2.7)
Balance as of December 31, 2019	$(211.6)	$(0.9)	$(212.5)

(1)

See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2019, 2018, and 2017.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.1 million for foreign currency translation adjustments for the year ended December 31, 2019.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $2.7 million for foreign currency translation adjustments for the year ended December 31, 2018.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.7 million for foreign currency translation adjustments for the year ended December 31, 2017.

9. Share-Based Compensation

The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan. Additionally, the Company has the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan, the purpose of which is to facilitate equity ownership in the Company by its directors through equity awards under the 2005 Stock Incentive Plan, and for grants made on and after April 30, 2014, under the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 17.4 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. As of December 31, 2019, an aggregate of approximately 5.7 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2019 included SARs and stock unit awards.

The Company did not grant any SARs with performance conditions during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company granted SARs with performance conditions to certain employees. These awards generally vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

The Company did not grant any SARs with service conditions during the years ended December 31, 2019 and 2018. During the year ended December 31, 2017, the Company granted SARs with service conditions to certain employees. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method.

During the years ended December 31, 2019, 2018, and 2017, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2021, December 31, 2020, and December 31, 2019, respectively, subject to their continued employment through that date and the achievement of certain performance conditions. The performance conditions include targets for local currency net sales, Volume Points, adjusted earnings before interest and taxes, and adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

During the years ended December 31, 2019, 2018, and 2017, the Company granted stock unit awards with service conditions to directors and certain employees.

Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $31.8 million, $26.2 million, and $24.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. There was no share-based compensation expense relating to market condition awards for the year ended December 31, 2019. Share-based compensation expense relating to market condition awards amounted to less than $0.1 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively. Share-based compensation expense relating to performance condition awards amounted to $6.8 million, $9.2 million, and $16.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The related income tax benefits recognized in earnings for all awards amounted to $8.3 million, $8.1 million, and $9.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Excess tax benefits on share-based compensation arrangements totaled $5.8 million, $53.1 million, and $31.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, the total unrecognized compensation cost related to non-vested service condition stock awards was $43.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of December 31, 2019, the total unrecognized compensation cost related to non-vested performance condition awards was $5.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

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

There were no SARs granted during the years ended December 31, 2019 and 2018. There were no SARs granted to independent directors during the year ended December 31, 2017.

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards granted during the year ended December 31, 2017:

Year Ended December 31, 2017
Expected volatility	49.2%
Dividend yield	0.0%
Expected term	6.0 years
Risk-free interest rate	2.2%

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for performance condition SARs awards granted during the year ended December 31, 2017:

Year Ended December 31, 2017
Expected volatility	49.6%
Dividend yield	0.0%
Expected term	6.1 years
Risk-free interest rate	2.2%

The following table summarizes the activities for SARs under all share-based compensation plans for the year ended December 31, 2019:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2018(2)(3)	8,470	$26.82	6.1 years	$272.1
Granted	—	$—
Exercised(4)	(1,202)	$20.12
Forfeited(5)	(267)	$29.93
Outstanding as of December 31, 2019(2)(3)	7,001	$27.85	5.4 years	$138.7
Exercisable as of December 31, 2019(6)	5,755	$27.68	5.0 years	$115.0
Vested and expected to vest as of December 31, 2019	7,000	$27.85	5.4 years	$138.7

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million market condition SARS as of both December 31, 2019 and 2018.
(3)	Includes 2.9 million and 3.1 million performance condition SARs as of December 31, 2019 and 2018, respectively.
(4)	Includes less than 0.1 million performance condition SARs.
(5)	Includes 0.2 million performance condition SARs.
(6)	Includes less than 0.1 million market condition and 2.4 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the year ended December 31, 2017 was $14.32. The weighted-average grant date fair value of SARs with performance conditions granted during the year ended December 31, 2017 was $14.16. The total intrinsic value of service condition SARs exercised during the years ended December 31, 2019, 2018, and 2017 was $33.7 million, $211.0 million, and $122.8 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2019, 2018, and 2017 was $0.1 million, $95.0 million, and $3.1 million, respectively. There were no market condition SARS exercised during the year ended December 31, 2019 and 2017. The total intrinsic value of market condition SARs exercised during the year ended December 31, 2018 was $7.8 million.

The following table summarizes the activities for stock units under all share-based compensation plans for the year ended December 31, 2019:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2018(1)	1,611	$42.09
Granted(2)	983	$55.23
Vested(3)	(241)	$43.49
Forfeited(4)	(520)	$40.23
Outstanding and nonvested as of December 31, 2019(1)	1,833	$49.49
Expected to vest as of December 31, 2019(5)	1,575	$49.18

(1)	Includes 475,430 and 708,836 performance based stock unit awards as of December 31, 2019 and 2018, respectively, which represents the maximum amount that can vest.
(2)	Includes 209,182 performance-based stock unit awards, which represents the maximum amount that can vest.
(3)	Includes 40,297 performance-based stock unit awards.
(4)	Includes 402,291 performance-based stock unit awards, of which 45,259 relate to adjustments to reflect actual performance.
(5)	Includes 240,156 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2019, 2018, and 2017 was $13.0 million, $2.2 million, and $2.0 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2019, approximately 3.2 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

As of December 31, 2019, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Net sales:
Primary Reporting Segment	$4,125.1	$3,884.2	$3,541.8
China	752.0	1,007.6	885.9
Total net sales	$4,877.1	$4,891.8	$4,427.7
Contribution margin(1):
Primary Reporting Segment	$1,793.6	$1,693.5	$1,534.2
China(2)	677.3	915.0	790.7
Total contribution margin	$2,470.9	$2,608.5	$2,324.9
Selling, general, and administrative expenses(2)	1,940.3	1,955.2	1,758.6
Other operating income	(37.5)	(29.8)	(50.8)
Interest expense	153.0	181.0	160.8
Interest income	20.6	19.4	14.5
Other (income) expense, net	(15.7)	57.3	(0.4)
Income before income taxes	451.4	464.2	471.2
Income taxes	140.4	167.6	257.3
Net income	$311.0	$296.6	$213.9
Net sales by product line:
Weight Management	$3,012.5	$3,105.8	$2,842.5
Targeted Nutrition	1,278.5	1,243.5	1,082.8
Energy, Sports, and Fitness	352.0	308.4	263.8
Outer Nutrition	97.3	91.9	93.9
Literature, Promotional, and Other(3)	136.8	142.2	144.7
Total net sales	$4,877.1	$4,891.8	$4,427.7
Net sales by geographic area:
United States	$1,002.6	$925.9	$818.3
China	752.0	1,007.6	885.9
Mexico	473.6	467.9	442.7
Others	2,648.9	2,490.4	2,280.8
Total net sales	$4,877.1	$4,891.8	$4,427.7

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $418.9 million, $523.2 million, and $419.5 million for the years ended December 31, 2019, 2018, and 2017, respectively, are included in selling, general, and administrative expenses.

(3)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

As of December 31, 2019 and 2018, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $88.4 million and $89.8 million, respectively, and goodwill allocated to the China segment was $3.1 million and $3.1 million, respectively.

The following table sets forth property, plant, and equipment and deferred tax assets by geographic area:

	December 31,
	2019	2018	2017
	(in millions)
Property, plant, and equipment, net:
United States	$292.4	$285.2	$289.8
Foreign	79.1	74.8	87.7
Total property, plant, and equipment, net	$371.5	$360.0	$377.5
Deferred tax assets:
United States	$114.5	$90.7	$103.6
Foreign	68.3	74.9	70.9
Total deferred tax assets	$182.8	$165.6	$174.5

11. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of December 31, 2019 and 2018, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $66.4 million and $43.8 million, respectively. As of December 31, 2019, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2019, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2018, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2019 and 2018.

As of both December 31, 2019 and 2018, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2019 and 2018:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2019
Buy British pound sell Euro	0.86	$3.3	$—
Buy British pound sell U.S. dollar	1.30	2.7	0.1
Buy Chinese yuan sell Euro	7.99	58.4	0.4
Buy Chinese yuan sell U.S. dollar	7.16	73.8	1.9
Buy Colombian peso sell U.S. dollar	3,323.67	1.7	—
Buy Euro sell Australian dollar	1.62	1.1	—
Buy Euro sell British pound	0.86	4.9	(0.1)
Buy Euro sell Hong Kong dollar	8.70	4.1	—
Buy Euro sell Indonesian rupiah	15,632.92	13.0	(0.1)
Buy Euro sell Korean won	1,297.40	1.7	—
Buy Euro sell Malaysian ringgit	4.62	2.9	—
Buy Euro sell Mexican peso	22.41	63.3	(1.8)
Buy Euro sell Peruvian nuevo sol	3.73	1.1	—
Buy Euro sell Philippine peso	56.66	12.0	0.1
Buy Euro sell Russian ruble	70.47	1.7	—
Buy Euro sell South African rand	15.95	2.7	—
Buy Euro sell Taiwan dollar	33.66	3.8	—
Buy Euro sell Thai baht	33.66	2.8	—
Buy Euro sell U.S. dollar	1.12	61.5	0.4
Buy Euro sell Vietnamese dong	26,052.72	31.7	(0.1)
Buy Indonesian rupiah sell U.S. dollar	14,080.00	7.2	0.1
Buy Norwegian krone sell U.S. dollar	8.96	1.1	—
Buy Swedish krona sell U.S. dollar	9.36	0.6	—
Buy Taiwan dollar sell U.S. dollar	29.89	4.1	—
Buy U.S. dollar sell Colombian peso	3,304.37	1.9	—
Buy U.S. dollar sell Euro	1.12	134.9	(0.4)
Buy U.S. dollar sell Mexican peso	22.54	3.7	(0.3)
Total forward contracts		$501.7	$0.2

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2018
Buy Brazilian real sell U.S. dollar	3.92	$4.3	$—
Buy British pound sell Euro	0.90	8.3	—
Buy British pound sell U.S. dollar	1.27	2.7	—
Buy Chinese yuan sell Euro	8.14	58.6	1.7
Buy Colombian peso sell U.S. dollar	3,313.00	1.8	—
Buy Euro sell Australian dollar	1.61	1.1	—
Buy Euro sell British pound	0.91	4.7	—
Buy Euro sell Canadian dollar	1.55	0.2	—
Buy Euro sell Chinese yuan	7.91	6.3	—
Buy Euro sell Ghanaian cedi	5.73	8.5	(0.2)
Buy Euro sell Hong Kong dollar	8.90	1.1	—
Buy Euro sell Indonesian rupiah	16,780.97	7.3	(0.1)
Buy Euro sell Japanese yen	128.00	0.3	—
Buy Euro sell Kazakhstani tenge	431.37	0.7	—
Buy Euro sell Malaysian ringgit	4.79	3.7	—
Buy Euro sell Mexican peso	23.48	55.0	(0.9)
Buy Euro sell Peruvian nuevo sol	3.83	2.2	—
Buy Euro sell Philippine peso	60.58	3.9	—
Buy Euro sell Russian ruble	78.87	3.3	—
Buy Euro sell South African rand	16.55	4.6	0.1
Buy Euro sell Taiwan dollar	34.98	1.2	—
Buy Euro sell Thai baht	37.32	0.8	—
Buy Euro sell U.S. dollar	1.15	51.2	(0.1)
Buy Euro sell Ukrainian hryvnia	32.28	2.6	—
Buy Hong Kong dollar sell Euro	9.00	3.1	—
Buy Indian rupee sell U.S. dollar	70.32	1.5	—
Buy Indonesian rupiah sell U.S. dollar	14,670.00	7.0	0.1
Buy Korean won sell U.S. dollar	1,116.38	5.0	0.1
Buy Mexican peso sell Euro	22.89	10.9	0.1
Buy Mexican peso sell U.S. dollar	19.68	0.7	—
Buy Norwegian krone sell U.S. dollar	8.69	1.2	—
Buy Philippine peso sell Euro	60.27	1.5	—
Buy Swedish krona sell U.S. dollar	8.90	1.1	—
Buy Taiwan dollar sell U.S. dollar	30.17	9.4	0.1
Buy U.S. dollar sell Brazilian real	3.85	4.4	—
Buy U.S. dollar sell British pound	1.27	1.4	—
Buy U.S. dollar sell Colombian peso	3,262.80	1.4	—
Buy U.S. dollar sell Euro	1.16	97.6	0.5
Buy U.S. dollar sell Mexican peso	22.02	4.9	0.2
Total forward contracts		$385.5	$1.6

The following tables summarize the derivative activity during the years ended December 31, 2019, 2018, and 2017 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2019, 2018, and 2017:

	Amount of Loss Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2019	2018	2017
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.9)	$(3.6)	$(7.9)

As of December 31, 2019, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $0.9 million.

The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2019, 2018, and 2017 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2019		2018		2017
	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses	Cost of sales	Selling, general, and administrative expenses
	(in millions)
Total amounts presented in the consolidated statements of income	$958.0	$1,940.3	$919.3	$1,955.2	$848.6	$1,758.6

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(0.2)	—	3.6	—	(0.5)	—
Amount of loss excluded from assessment of effectiveness recognized in income(1)	(3.3)	—	—	(2.9)	—	(1.5)

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	1.0	—	(3.8)	—	(2.2)
Amount of gain excluded from assessment of effectiveness recognized in income(1)	—	0.2	—	0.8	—	1.4

(1)

As a result of adopting ASU 2017-12 during the first quarter of 2019, for the year ended December 31, 2019, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in cost of sales within its consolidated statements of income. Prior to the adoption of ASU 2017-12, for the years ended December 31, 2018 and 2017, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in selling, general, and administrative expenses within its consolidated statements of income.

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2019, 2018, and 2017:

	Amount of Gain (Loss) Recognized in Income
	Year Ended December 31,
	2019	2018	2017	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$1.0	$(4.0)	$(8.6)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2019 and 2018.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$48.6	$(2.0)	$(29.0)
Foreign	402.8	466.2	500.2
Total	$451.4	$464.2	$471.2

Income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Foreign	$100.6	$150.7	$147.1
Federal	22.1	24.9	10.6
State	2.3	0.1	1.8
	125.0	175.7	159.5
Deferred:
Foreign	12.8	(13.7)	(8.6)
Federal	1.3	8.0	106.4
State	1.3	(2.4)	—
	15.4	(8.1)	97.8
	$140.4	$167.6	$257.3

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$80.2	$86.8
Tax loss and credit carryforwards of certain foreign subsidiaries(1)	103.6	104.3
Tax loss and domestic tax credit carryforwards	215.2	217.6
Deferred compensation plan	40.9	34.5
Deferred interest expense	35.5	26.1
Accrued vacation	5.5	4.9
Inventory reserve	4.7	6.5
Operating lease liabilities	21.5	—
Other	6.0	4.0
Gross deferred income tax assets	513.1	484.7
Less: valuation allowance(1)	(330.3)	(319.1)
Total deferred income tax assets	$182.8	$165.6
Deferred income tax liabilities:
Intangible assets	$71.1	$70.9
Depreciation/amortization	3.7	2.4
Unremitted foreign earnings	22.7	12.6
Operating lease assets	18.0	—
Other	9.4	8.1
Total deferred income tax liabilities	124.9	94.0
Total net deferred tax assets	$57.9	$71.6

(1)

The deferred income tax assets relating to tax loss and credit carryforwards and the corresponding valuation allowance as of December 31, 2018 were reduced by $63.8 million. These offsetting reductions had no net impact to the Company’s consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows. See footnote 2 below for additional information.

Tax loss and credit carryforwards of certain foreign subsidiaries for 2019 and 2018 were $103.6 million and $104.3 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $76.5 million will expire between 2020 and 2036 and $27.1 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2019 and 2018 were $208.9 million and $211.0 million, respectively, which are included in Tax loss and domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2020 and 2029. Domestic research and development tax credit carryforwards for 2019 and 2018 were $8.4 million and $7.3 million. If unused, domestic research and development tax credit carryforwards begin expiring in 2036. The deferred interest expense can be carried forward indefinitely. State tax loss carryforwards for 2019 and 2018 were $0.9 million and $2.2 million. If unused, certain state tax loss carryforwards will expire between 2021 and 2038, while the remaining can be carried forward indefinitely.

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

Although the $153.3 million provisional net expense represented what the Company believed was a reasonable estimate of the impact of the income tax effects of the Act on the Company’s consolidated financial statements as of December 31, 2017, it was considered provisional. Provisional items include, but are not limited to, foreign tax credits and associated valuation allowance, limitations on executive compensation, and the one-time tax on previously unremitted foreign earnings of U.S. subsidiaries. The

Company continued to analyze regulatory guidance, including proposed regulations relating to foreign tax credits that were issued during the fourth quarter of 2018, and other information, including a continued inability to fully utilize foreign tax credits generated. Accordingly, the Company recorded an additional $29.5 million of expense during the fourth quarter of 2018, which was caused by the establishment of a valuation allowance on deferred tax assets relating to foreign tax credit carryforwards. As a result, the Company’s accounting for the ultimate tax effects of the Act was finalized under SAB 118 as of December 31, 2018.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2019 and 2018, the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $330.3 million and $319.1 million, respectively. The change in the Company’s valuation allowance during 2019 of $11.2 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2018 of $52.5 million was primarily related to the valuation allowance established for U.S. foreign tax credits described above. The change in the Company’s valuation allowance during 2017 of $151.2 million was primarily related to the valuation allowance established for U.S. foreign tax credits described above.

As of December 31, 2019, the Company’s U.S. consolidated group had approximately $139.6 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. As of December 31, 2019, Herbalife Nutrition Ltd. had approximately $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of the Company’s decision to invest in the China Growth and Impact Investment Program, approximately $111.9 million of unremitted earnings were permanently reinvested as of December 31, 2019. Since Herbalife Nutrition Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2019 and 2018 was a deferred tax liability (net of valuation allowance) of $28.2 million and $18.0 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Nutrition Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 21% tax rate is applied for the years ended December 31, 2019 and 2018 and a notional 35% tax rate is applied for the year ended December 31, 2017 as follows:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Tax expense at United States statutory rate	$94.8	$97.4	$164.9
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes(2)	40.9	62.0	(9.9)
U.S. tax (benefit) on foreign income, net of foreign tax credits	(10.1)	(0.8)	(22.9)
Increase in valuation allowances(2)	11.4	52.7	150.9
State taxes, net of federal benefit	3.1	(1.5)	1.9
Unrecognized tax benefits	(6.9)	6.9	(4.0)
Unremitted earnings	10.0	(9.2)	(2.8)
Excess tax benefits on equity awards	(5.8)	(53.1)	(31.1)
Other	3.0	13.2	10.3
Total	$140.4	$167.6	$257.3

(2)

The deferred income tax benefit and offsetting valuation allowance expense have been reduced by $31.0 million and $32.8 million for 2018 and 2017, respectively. These amounts had no net impact on the Company’s 2018 and 2017 total income tax expense and consolidated statements of income.

As of December 31, 2019, the total amount of unrecognized tax benefits, including related interest and penalties was $59.9 million. If the total amount of unrecognized tax benefits was recognized, $40.3 million of unrecognized tax benefits, $9.1 million of interest, and $1.9 million of penalties would impact the effective tax rate. As of December 31, 2018, the total amount of unrecognized tax benefits, including related interest and penalties was $65.2 million. If the total amount of unrecognized tax benefits was recognized, $46.8 million of unrecognized tax benefits, $10.0 million of interest, and $1.7 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2019, the Company recorded a decrease in interest expense related to uncertain tax positions of $0.7 million and an increase in penalty expense related to uncertain tax positions of $0.2 million. During the year ended December 31, 2018, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.0 million and $0.4 million, respectively. During the year ended December 31, 2017, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of less than $0.1 million and $0.8 million, respectively. As of December 31, 2019, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $9.1 million and $1.9 million, respectively. As of December 31, 2018, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $10.0 million and $1.7 million, respectively. As of December 31, 2017, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $9.9 million and $1.5 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in millions)
Beginning balance of unrecognized tax benefits	$53.5	$50.6	$50.5
Additions for current year tax positions	8.4	12.8	13.0
Additions for prior year tax positions	6.1	0.7	3.6
Reductions for prior year tax positions	(15.4)	(2.1)	(6.0)
Reductions for audit settlements	(0.1)	(0.5)	(7.1)
Reductions for the expiration of statutes of limitations	(3.6)	(4.8)	(6.2)
Changes due to foreign currency translation adjustments	—	(3.2)	2.8
Ending balance of unrecognized tax benefits (excluding interest and penalties)	48.9	53.5	50.6
Interest and penalties associated with unrecognized tax benefits	11.0	11.7	11.4
Ending balance of unrecognized tax benefits (including interest and penalties)	$59.9	$65.2	$62.0

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2019, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2014.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.8 million within the next twelve months. Of this possible decrease, $1.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $6.9 million would be due to the expiration of statute of limitations in various jurisdictions.

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

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2019 and 2018:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2019	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2018	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$0.5	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.1	2.8	Prepaid expenses and other current assets
	$3.2	$3.3
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.9	$0.7	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.1	1.0	Other current liabilities
	$3.0	$1.7

The Company’s CVR liability was measured at fair value and consisted of Level 3 inputs. See Note 8, Shareholders’ Deficit, for a further description of the CVR liability. The following is a reconciliation of the CVR liability reported in Other current liabilities within the Company’s consolidated balance sheet as of December 31, 2019:

Contingent Value Right
(in millions)
Fair value as of December 31, 2018	$15.7
Net unrealized gain(1)	(15.7)
Fair value as of December 31, 2019	$—

(1)	Unrealized gains and losses related to the revaluation of the CVR were recorded in other (income) expense, net within the Company’s consolidated statements of income.

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2019 and 2018:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2019
Foreign exchange currency contracts	$3.2	$(1.4)	$1.8
Total	$3.2	$(1.4)	$1.8
December 31, 2018
Foreign exchange currency contracts	$3.3	$(1.2)	$2.1
Total	$3.3	$(1.2)	$2.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2019
Foreign exchange currency contracts	$3.0	$(1.4)	$1.6
Total	$3.0	$(1.4)	$1.6
December 31, 2018
Foreign exchange currency contracts	$1.7	$(1.2)	$0.5
Total	$1.7	$(1.2)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2019 and 2018, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $38.9 million and $31.2 million and deferred tax assets of $79.3 million and $79.1 million as of December 31, 2019 and 2018, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2019	2018
	(in millions)
Accrued compensation	$121.6	$137.9
Accrued service fees to China independent service providers	62.2	67.6
Accrued advertising, events, and promotion expenses	48.5	55.1
Current operating lease liabilities	37.4	—
Advance sales deposits	64.3	65.6
Income taxes payable	17.0	40.0
Other accrued liabilities	213.6	181.2
Total	$564.6	$547.4

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $62.4 million and $51.3 million and deferred income tax liabilities of $21.4 million and $7.5 million as of December 31, 2019 and 2018, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

15. Quarterly Information (Unaudited)

	2019	2018
	(in millions, except per share amounts)
First Quarter Ended March 31
Net sales	$1,172.2	$1,176.9
Gross profit	930.6	937.0
Net income	96.3	82.1
Earnings per share:
Basic	$0.70	$0.57
Diluted	$0.66	$0.54
Second Quarter Ended June 30
Net sales	$1,240.1	$1,285.5
Gross profit	996.9	1,050.1
Net income	76.5	94.4
Earnings per share:
Basic	$0.56	$0.66
Diluted	$0.54	$0.62
Third Quarter Ended September 30
Net sales	$1,244.5	$1,242.8
Gross profit	1,001.1	1,024.7
Net income	81.5	71.2
Earnings per share:
Basic	$0.59	$0.52
Diluted	$0.58	$0.49
Fourth Quarter Ended December 31(1)
Net sales	$1,220.3	$1,186.6
Gross profit	990.5	960.7
Net income	56.7	48.9
Earnings per share:
Basic	$0.41	$0.36
Diluted	$0.40	$0.34

(1)

The fourth quarter of 2019 includes a net favorable adjustment to our unrecognized tax benefit liability of $11.4 million primarily attributable to transfer pricing matters in various foreign jurisdictions, and a legal accrual of $40 million relating to the SEC and DOJ investigations relating to the FCPA matter in China as described further in Note 7, Contingencies. The fourth quarter of 2018 includes an unfavorable impact of U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12, Income Taxes.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 18, 2020
Michael O. Johnson

/s/ BOSCO CHIU	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2020
Bosco Chiu

/s/ JEHANGIR IRANI	Senior Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 18, 2020
Jehangir “Bobby” Irani

/s/ RICHARD H. CARMONA	Director	February 18, 2020
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	February 18, 2020
Jonathan Christodoro

/s/ HUNTER C. GARY	Director	February 18, 2020
Hunter C. Gary

/s/ NICHOLAS GRAZIANO	Director	February 18, 2020
Nicholas Graziano

/s/ ALAN LEFEVRE	Director	February 18, 2020
Alan LeFevre

/s/ JESSE A. LYNN	Director	February 18, 2020
Jesse A. Lynn

/s/ JUAN MIGUEL MENDOZA	Director	February 18, 2020
Juan Miguel Mendoza

/s/ MICHAEL MONTELONGO	Director	February 18, 2020
Michael Montelongo

/s/ JAMES L. NELSON	Director	February 18, 2020
James L. Nelson

/s/ MARIA OTERO	Director	February 18, 2020
Maria Otero

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	February 18, 2020
Margarita Paláu-Hernández

/s/ JOHN TARTOL	Director	February 18, 2020
John Tartol