Form 10-Q
period 2020-03-31
HERBALIFE NUTRITION LTD.
filed 2020-05-07
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-32381

HERBALIFE NUTRITION LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Islands	KY1-1106
(Address of principal executive offices)	(Zip code)

(213) 745-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Shares, par value $0.0005 per share	HLF	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of April 30, 2020 was 147,780,890.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$944.2	$839.4
Receivables, net of allowance for doubtful accounts	79.2	79.7
Inventories	400.6	436.2
Prepaid expenses and other current assets	147.7	132.9
Total current assets	1,571.7	1,488.2
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	365.6	371.5
Operating lease right-of-use assets	180.1	189.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	85.7	91.5
Other assets	202.1	227.8
Total assets	$2,715.3	$2,678.6
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$82.6	$81.6
Royalty overrides	250.7	294.1
Current portion of long-term debt	23.1	24.1
Other current liabilities	628.0	564.6
Total current liabilities	984.4	964.4
Long-term debt, net of current portion	1,810.7	1,778.9
Non-current operating lease liabilities	165.6	169.9
Other non-current liabilities	143.1	155.4
Total liabilities	3,103.8	3,068.6
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 137.7 million (2020) and 137.4 million (2019) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	373.0	366.6
Accumulated other comprehensive loss	(263.0)	(212.5)
Accumulated deficit	(169.7)	(215.3)
Treasury stock, at cost, 10.0 million (2020) and 10.0 million (2019) shares	(328.9)	(328.9)
Total shareholders’ deficit	(388.5)	(390.0)
Total liabilities and shareholders’ deficit	$2,715.3	$2,678.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions, except per share amounts)
Net sales	$1,262.4	$1,172.2
Cost of sales	245.7	241.6
Gross profit	1,016.7	930.6
Royalty overrides	381.2	359.5
Selling, general, and administrative expenses	549.0	435.4
Other operating income	(9.1)	(27.3)
Operating income	95.6	163.0
Interest expense, net	25.0	36.1
Other income, net	—	(8.5)
Income before income taxes	70.6	135.4
Income taxes	25.0	39.1
Net income	$45.6	$96.3
Earnings per share:
Basic	$0.33	$0.70
Diluted	$0.32	$0.66
Weighted-average shares outstanding:
Basic	137.8	137.1
Diluted	140.2	145.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Net income	$45.6	$96.3
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(2.5) and $0.5 for the three months ended March 31, 2020 and 2019, respectively	(57.1)	7.1
Unrealized gain (loss) on derivatives, net of income taxes of $(0.3) and $— for the three months ended March 31, 2020 and 2019, respectively	6.6	(1.4)
Total other comprehensive (loss) income	(50.5)	5.7
Total comprehensive (loss) income	$(4.9)	$102.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Cash flows from operating activities:
Net income	$45.6	$96.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	24.4
Share-based compensation expenses	10.3	10.6
Non-cash interest expense	6.3	13.9
Deferred income taxes	7.4	0.4
Inventory write-downs	3.6	5.3
Foreign exchange transaction loss	8.5	4.5
Other	(5.0)	(6.8)
Changes in operating assets and liabilities:
Receivables	(7.8)	(23.1)
Inventories	(7.4)	(27.9)
Prepaid expenses and other current assets	(18.1)	26.9
Accounts payable	2.9	2.0
Royalty overrides	(22.9)	(21.5)
Other current liabilities	92.9	(72.2)
Other	1.2	5.7
Net cash provided by operating activities	141.7	38.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(24.4)	(27.0)
Other	0.1	—
Net cash used in investing activities	(24.3)	(27.0)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	30.2	—
Principal payments on senior secured credit facility and other debt	(5.3)	(5.1)
Share repurchases	(4.7)	(7.6)
Other	0.8	0.8
Net cash provided by (used in) financing activities	21.0	(11.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(33.8)	4.4
Net change in cash, cash equivalents, and restricted cash	104.6	4.0
Cash, cash equivalents, and restricted cash, beginning of period	847.5	1,215.0
Cash, cash equivalents, and restricted cash, end of period	$952.1	$1,219.0

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 10-K. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting for implementation costs of a hosting arrangement that is a service contract and aligns that accounting, regardless of whether the arrangement conveys a license to the hosted software. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the guidance with an initial application date of January 1, 2020 with prospective application to implementation costs incurred after January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements—Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for measuring share-based payment awards granted to a customer. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company compensates its sales leader Members with royalty overrides for services rendered, relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. As the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide, which represents the discount provided to them, are recorded in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $64.1 million and $56.0 million as of March 31, 2020 and December 31, 2019, respectively. Substantially all credit card receivables were current as of March 31, 2020 and December 31, 2019. The Company recorded $0.4 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of March 31, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $2.4 million and $2.5 million, respectively. As of March 31, 2020 and December 31, 2019, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2020, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2019 and any remaining such balance was not material as of March 31, 2020. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.1 million and $4.7 million as of March 31, 2020 and December 31, 2019, respectively.

The Company’s products are grouped in five principal categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the geographic regions within the Company’s Primary Reporting Segment. See Note 6, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2020, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $9.1 million and $21.3 million during the three months ended March 31, 2020 and 2019, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Other Income, Net

During the three months ended March 31, 2020, the Company did not recognize any other income, net. During the three months ended March 31, 2019, the Company recognized a gain of $8.5 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 10, Shareholders’ Deficit, for further information on the CVR) in other income, net within its condensed consolidated statements of income.

This non-cash income is included as a non-cash adjustment to net income in the Company’s cash flows from operating activities within its condensed consolidated statements of cash flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$944.2	$839.4
Restricted cash included in Prepaid expenses and other current assets	2.3	2.5
Restricted cash included in Other assets	5.6	5.6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$952.1	$847.5

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

COVID-19 Pandemic

During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. In response to the spread of COVID-19, certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for the three months ended March 31, 2020 as compared to the same period in 2019 and its cash and cash equivalents as of March 31, 2020 increased as compared to December 31, 2019. The ultimate extent and magnitude of the impact of COVID-19 is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of COVID-19 generally and on the Company.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three months ended March 31, 2020.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2020	December 31, 2019
	(in millions)
Raw materials	$63.3	$48.7
Work in process	6.1	6.6
Finished goods	331.2	380.9
Total	$400.6	$436.2

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Borrowings under senior secured credit facility, carrying value	$990.7	$965.3
2.625% convertible senior notes due 2024, carrying value of liability component	443.0	437.4
7.250% senior notes due 2026, carrying value	395.4	395.3
Other	4.7	5.0
Total	1,833.8	1,803.0
Less: current portion	23.1	24.1
Long-term portion	$1,810.7	$1,778.9

Senior Secured Credit Facility

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

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other (income) expense, net within the Company’s condensed consolidated statements of income during the year ended December 31, 2018.

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

On December 12, 2019, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 3.25% or the base rate plus a margin of 2.25% to either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The Company incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the year ended December 31, 2019.

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the three months ended March 31, 2020.

Under the 2018 Credit Facility, as amended, borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bear interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. Borrowings under the 2018 Term Loan B bear interest at either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2020 and December 31, 2019, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the amended 2018 Credit Facility, amounts voluntarily prepaid under the 2018 Term Loan B on or before June 12, 2020 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Based on the 2019 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, the Company was not required to make a mandatory prepayment in 2020 toward the 2018 Term Loan B.

As of March 31, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.48% and 5.52%, respectively.

During the three months ended March 31, 2020, the Company repaid a total amount of $5.2 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2019, the Company repaid a total amount of $5.0 million on amounts outstanding under the 2018 Credit Facility. As of March 31, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,000.3 million and $975.0 million, respectively. Of the $1,000.3 million outstanding under the 2018 Credit Facility as of March 31, 2020, $261.5 million was outstanding under the 2018 Term Loan A and $738.8 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company recognized $12.3 million and $15.0 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2020 and December 31, 2019, the carrying value of the 2018 Term Loan A was $260.2 million and $233.2 million, respectively, and the fair value was approximately $236.0 million and $235.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2020 and December 31, 2019, the carrying amount of the 2018 Term Loan B was $730.5 million and $732.1 million, respectively, and the fair value was approximately $666.8 million and $744.8 million, respectively.

Convertible Senior Notes due 2019

In February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or the 2019 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of 2019 Convertible Notes which was subsequently exercised in full in February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes paid interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Unless earlier repurchased or converted, the 2019 Convertible Notes matured on August 15, 2019. The Company could not redeem the 2019 Convertible Notes prior to their stated maturity date. Upon conversion, the 2019 Convertible Notes were to be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2019 Convertible Notes had an initial conversion rate of 23.1816 common shares per $1,000 principal amount of the 2019 Convertible Notes, or an initial conversion price of approximately $43.14 per common share.

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

In February 2014, the $1.15 billion aggregate principal amount of the 2019 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2019 Convertible Notes as a whole. Since the Company was required to settle these 2019 Convertible Notes at face value at or prior to maturity, this liability component was accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2019 Convertible Notes remained outstanding. The effective-interest rate on the 2019 Convertible Notes was approximately 6.2% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

In March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and was recorded in other (income) expense, net within the Company’s condensed consolidated statement of income during the year ended December 31, 2018. The accounting impact of the 2024 Convertible Notes is described in further detail below.

On August 15, 2019, the 2019 Convertible Notes matured and the Company repaid the $675.0 million outstanding principal in cash, as well as $6.7 million of accrued interest.

During the three months ended March 31, 2019, the Company recognized $10.7 million of interest expense relating to the 2019 Convertible Notes, which included $6.7 million relating to non-cash interest expense relating to the debt discount and $0.7 million relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

In March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of March 31, 2020.

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

In March 2018, the $550 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s condensed consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2024 Convertible Notes remain outstanding. The effective-interest rate on the 2024 Convertible Notes is approximately 8.4% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $107.0 million, and the carrying amount of the liability component was $443.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $112.6 million, and the carrying amount of the liability component was $437.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $424.5 million and $508.6 million as of March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recognized $9.2 million and $8.8 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.3 million and $4.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

Senior Notes due 2026

In August 2018, the Company issued $400 million aggregate principal amount of senior notes, or the 2026 Notes, in a private offering in the United States to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026.

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

As of March 31, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.6 million, and the carrying amount was $395.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.7 million, and the carrying amount was $395.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $345.7 million and $424.1 million as of March 31, 2020 and December 31, 2019, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2020 and 2019, the Company recognized $7.4 million and $7.4 million, respectively, of interest expense relating to the 2026 Notes, which included $0.1 million and $0.1 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $28.9 million and $42.4 million for the three months ended March 31, 2020 and 2019, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2020, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2020	$18.0
2021	22.8
2022	27.4
2023	27.4
2024	584.0
Thereafter	1,275.3
Total	$1,954.9

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2020, the Company had $34.2 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020 the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company will pay the assessed amount in due course. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the year ended December 31, 2019 and has a corresponding accrued liability within its condensed consolidated balance sheet as of March 31, 2020. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of March 31, 2020.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2020, the Company had $19.3 million of Mexico VAT related assets, of which $13.3 million was within other assets and $6.0 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $11.0 million, translated at the March 31, 2020 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $31.1 million, translated at the March 31, 2020 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.5 million, translated at the March 31, 2020 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.8 million, translated at the March 31, 2020 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $9.7 million, translated at the March 31, 2020 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.7 million, translated at the March 31, 2020 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $9.5 million, translated at the March 31, 2020 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $29.0 million, translated at the March 31, 2020 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet as of March 31, 2020. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $9.5 million, translated at the March 31, 2020 spot rate. The Company has paid the assessment and has recognized this payment within other assets on its condensed consolidated balance sheet as of March 31, 2020. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Italian tax authorities audited the Company for the periods 2014 and 2015. The Company responded to the various points relating to income tax and non-income tax matters raised by the tax authorities. In December 2019, the Company reached an agreement with Italian tax authorities on all issues related to the 2014 audit and paid an immaterial amount during December 2019. In regard to the 2015 audit, the Company reached an agreement with the Italian tax authorities on all issues and paid an immaterial amount during the first quarter of 2020. The audit is now closed.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of certain employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible resolution, including settlement, of these matters. As a result of these discussions, the Company has reached an understanding in principle with respect to the material terms of settlement with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, the Company would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA. The Company would separately enter into a deferred prosecution agreement (“DPA”) with DOJ, under which DOJ would defer criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company would also undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. In addition, the Company would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. Based on these understandings and as required by U.S. GAAP, in addition to the $40 million previously accrued, the Company has recognized an additional estimated aggregate accrued liability for these matters of approximately $83 million within its condensed consolidated balance sheet as of March 31, 2020 for a total accrual of approximately $123 million relating to these matters. Final resolution of these matters is subject to negotiation of documentation satisfactory to all the parties. It is also subject to final approvals by the Company’s board of directors, the SEC, and DOJ, and may require court approval of the DPA. While the Company believes that, based on the foregoing terms, it is nearing resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions will be reached at all. In the event settlements are not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate accrued amount noted above, and such actual loss amount could be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million accrued as stated above relating to these matters.

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

As of March 31, 2020, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Net sales:
Primary Reporting Segment	$1,072.5	$1,021.8
China	189.9	150.4
Total net sales	$1,262.4	$1,172.2
Contribution margin(1):
Primary Reporting Segment	$467.1	$438.0
China(2)	168.4	133.1
Total contribution margin	$635.5	$571.1
Selling, general, and administrative expenses(2)	549.0	435.4
Other operating income	(9.1)	(27.3)
Interest expense, net	25.0	36.1
Other income, net	—	(8.5)
Income before income taxes	70.6	135.4
Income taxes	25.0	39.1
Net income	$45.6	$96.3

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $105.7 million and $76.5 million for the three months ended March 31, 2020 and 2019, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Net sales:
United States	$271.9	$250.7
China	189.9	150.4
Mexico	114.9	119.3
Others	685.7	651.8
Total net sales	$1,262.4	$1,172.2

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2019 10-K. During the three months ended March 31, 2020, the Company granted restricted stock units subject to service conditions.

Share-based compensation expense amounted to $10.3 million and $10.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the total unrecognized compensation cost related to all non-vested stock awards was $83.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the three months ended March 31, 2020:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2019(2)(3)	7,001	$27.85	5.4 years	$138.7
Granted	—	$—
Exercised	(105)	$27.15
Forfeited	(5)	$28.60
Outstanding as of March 31, 2020(2)(3)	6,891	$27.86	5.1 years	$21.5
Exercisable as of March 31, 2020(4)	6,876	$27.85	5.1 years	$21.5
Vested and expected to vest as of March 31, 2020	6,891	$27.86	5.1 years	$21.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.
(2)	Includes less than 0.1 million market condition SARs as of both March 31, 2020 and December 31, 2019.
(3)	Includes 2.9 million performance condition SARs as of both March 31, 2020 and December 31, 2019, which represents the maximum amount that can vest.
(4)	Includes less than 0.1 million market condition and 2.9 million performance condition SARs.

There were no SARs granted during the three months ended March 31, 2020 and 2019. The total intrinsic value of SARs exercised during the three months ended March 31, 2020 and 2019 was $1.6 million and $11.9 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the three months ended March 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2019(1)	1,833	$49.49
Granted	1,218	$37.65
Vested	(274)	$49.21
Forfeited	(25)	$46.47
Outstanding and nonvested as of March 31, 2020(1)	2,752	$44.30
Expected to vest as of March 31, 2020(2)	2,431	$43.75

(1)	Includes 475,430 performance-based stock unit awards as of both March 31, 2020 and December 31, 2019, which represents the maximum amount that can vest.
(2)	Includes 240,765 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended March 31, 2020 and 2019 was $9.6 million and $9.0 million, respectively.

8. Income Taxes

Income taxes were $25.0 million and $39.1 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 35.4% and 28.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to an unfavorable impact from discrete events, partially offset by changes in the geographic mix of the Company’s income. Included in the discrete events for the three months ended March 31, 2020 and 2019 was also the impact of $0.8 million of tax deficiencies and $2.4 million of excess tax benefits, respectively, from share-based compensation arrangements.

As of March 31, 2020, the total amount of unrecognized tax benefits, including related interest and penalties, was $56.9 million. If the total amount of unrecognized tax benefits was recognized, $38.0 million of unrecognized tax benefits, $8.3 million of interest, and $1.9 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.2 million within the next twelve months. Of this possible decrease, $2.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.8 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 5, Contingencies.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or the Act. The Act, which is also commonly referred to as “U.S. Tax Reform,” significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a modified territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries. During both the fourth quarters of 2018 and 2017, the Company recorded valuation allowances related to its continued inability to fully utilize foreign tax credits generated. See Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2019 10-K for additional discussion on U.S. Tax Reform.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of March 31, 2020, the Company recorded liabilities at fair value of $1.2 million relating to these interest rate swap agreements.

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of March 31, 2020 and December 31, 2019, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $36.4 million and $66.4 million, respectively. As of March 31, 2020, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2020, the Company recorded assets at fair value of $4.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2020 and December 31, 2019.

As of both March 31, 2020 and December 31, 2019, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of March 31, 2020, the Company had aggregate notional amounts of approximately $377.5 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2020 and 2019 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the three months ended March 31, 2020 and 2019:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$7.3	$(1.0)
Interest rate swaps	(1.2)	—

As of March 31, 2020, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $6.0 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2020 and 2019 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2020			March 31, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$245.7	$549.0	$25.0	$241.6	$435.4	$36.1

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.3)	—	—	—	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.1)	—	—	(0.7)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	0.4	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	—	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2020 and 2019:

	Amount of Gain Recognized in Income
	Three Months Ended
	March 31, 2020	March 31, 2019	Location of Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$3.0	$2.3	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2020 and December 31, 2019.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 0.4 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.8			0.8
Additional capital from share-based compensation			10.3			10.3
Repurchases of 0.1 common shares	—		(4.7)			(4.7)
Net income					45.6	45.6
Foreign currency translation adjustment, net of income taxes of $(2.5)				(57.1)		(57.1)
Unrealized loss on derivatives, net of income taxes of $(0.3)				6.6		6.6
Balance as of March 31, 2020	$0.1	$(328.9)	$373.0	$(263.0)	$(169.7)	$(388.5)

	Three Months Ended March 31, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2018	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)
Issuance of 0.4 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.6			0.6
Additional capital from share-based compensation			10.6			10.6
Repurchases of 0.1 common shares	—		(7.6)		—	(7.6)
Forward Counterparties' delivery of 2.0 common shares to the Company	—		—			—
Reclassification to temporary equity			(11.3)			(11.3)
Net income					96.3	96.3
Foreign currency translation adjustment, net of income taxes of $0.5				7.1		7.1
Unrealized loss on derivatives, net of income taxes of $—				(1.4)		(1.4)
Balance as of March 31, 2019	$0.1	$(328.9)	$333.8	$(204.1)	$(430.0)	$(629.1)

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

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2020, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1.5 billion.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. During the three months ended March 31, 2019, the Forward Counterparties delivered approximately 2.0 million shares to the Company, which were subsequently retired by the Company, and as a result, the Company expensed $0.2 million of unamortized non-cash issuance costs relating to these shares, which is included in the non-cash interest expense amount disclosed below. As of March 31, 2020, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no more shares remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between retained earnings and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. The Company recognized $0.7 million of non-cash interest expense relating to amortization of these non-cash issuance costs within its condensed consolidated statements of income for the three months ended March 31, 2019.

During the three months ended March 31, 2020 and 2019, the Company did not repurchase any of its common shares through open market purchases. Although shares repurchased by the Company through open market purchases are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2020 and December 31, 2019, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within the Company's condensed consolidated balance sheets with corresponding gains or losses being recognized in other income, net within the Company's condensed consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date the Company commenced the related modified Dutch auction tender offer.

During the three months ended March 31, 2019, the Company recognized an $8.5 million gain in other income, net within its condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by a decrease in the market price of the Company’s common shares and a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2020 and 2019, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the three months ended March 31, 2020 and 2019, the Company’s share repurchases, inclusive of transaction costs, were zero and zero, respectively, under the Company’s share repurchase programs, and $4.7 million and $7.6 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2020 and 2019, the Company’s total share repurchases, including shares withheld for tax purposes, were $4.7 million and $7.6 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2020			March 31, 2019
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$(0.9)	$(212.5)	$(211.6)	$1.8	$(209.8)
Other comprehensive (loss) income before reclassifications, net of tax	(57.1)	6.4	(50.7)	7.1	(1.0)	6.1
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.2	0.2	—	(0.4)	(0.4)
Total other comprehensive (loss) income, net of reclassifications	(57.1)	6.6	(50.5)	7.1	(1.4)	5.7
Ending balance	$(268.7)	$5.7	$(263.0)	$(204.5)	$0.4	$(204.1)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2020 and 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $2.5 million and $0.3 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the three months ended March 31, 2020.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Weighted-average shares used in basic computations	137.8	137.1
Dilutive effect of exercise of equity grants outstanding	2.4	4.5
Dilutive effect of 2019 Convertible Notes	—	3.9
Weighted-average shares used in diluted computations	140.2	145.5

There were an aggregate of 1.9 million and 1.4 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended March 31, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

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

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three months ended March 31, 2020 and 2019, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2020 and 2019. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

The Capped Call Transactions were excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive and the Forward Transactions were treated as retired shares for basic and diluted EPS purposes, in each case for the periods the transactions were in effect. On August 15, 2019, the remaining Capped Call Transactions expired unexercised and all shares were retired under the Forward Transactions. See Note 10, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2020 and December 31, 2019:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2020	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.7	$0.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5.2	3.1	Prepaid expenses and other current assets
	$9.9	$3.2
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$1.9	Other current liabilities
Interest rate swaps	1.2	—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.1	1.1	Other current liabilities
	$4.3	$3.0

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

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2019 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2020
Foreign exchange currency contracts	$9.9	$(1.8)	$8.1
Total	$9.9	$(1.8)	$8.1
December 31, 2019
Foreign exchange currency contracts	$3.2	$(1.4)	$1.8
Total	$3.2	$(1.4)	$1.8

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2020
Foreign exchange currency contracts	$3.1	$(1.8)	$1.3
Interest rate swaps	1.2	—	1.2
Total	$4.3	$(1.8)	$2.5
December 31, 2019
Foreign exchange currency contracts	$3.0	$(1.4)	$1.6
Total	$3.0	$(1.4)	$1.6

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2020 and December 31, 2019, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $33.8 million and $38.9 million and deferred tax assets of $66.0 million and $79.3 million as of March 31, 2020 and December 31, 2019, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Accrued compensation	$96.8	$121.6
Accrued service fees to China independent service providers	70.7	62.2
Accrued advertising, events, and promotion expenses	49.7	48.5
Current operating lease liabilities	34.6	37.4
Advance sales deposits	80.4	64.3
Income taxes payable	13.7	17.0
Other accrued liabilities	282.1	213.6
Total	$628.0	$564.6

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $55.4 million and $62.4 million and deferred income tax liabilities of $20.9 million and $21.4 million as of March 31, 2020 and December 31, 2019, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2019 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Information, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or FTC, and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our board of directors established the Implementation Oversight Committee in connection with the Consent Order, and more recently, our Audit Committee assumed oversight of continued compliance with the Consent Order. The Implementation Oversight Committee had met regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. The outbreak and subsequent global spread of the virus has impacted the general public, companies and state, local and national governments and economies worldwide, as well as global financial markets. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures, or others that may be implemented in the future, although temporary in nature, may become more restrictive or continue indefinitely.

Despite the increase in our consolidated net sales during the three months ended March 31, 2020 compared to the same in period 2019, our business and operations have been adversely affected by the pandemic and we expect, at least in some markets, that the adverse effects may extend through the end of the year. For the health and safety of our employees, our Members, and their customers, we have implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities. These physical restrictions first started in China in mid-January 2020 and by March had extended to the majority of our markets around the world. While demand for our nutritional products in most markets continues to be at or near pre-pandemic levels, our operations have been and continue to be disrupted. Despite challenges to our manufacturing activities, we have generally been able to continue to produce levels of products to satisfy current levels of demand. While the severity of the disruption varies by market, and is lessened in many markets by the designation of our nutritional business as “essential” or other similar characterizations, we have seen impacts including:

•

Constrained ability to deliver product to Members and/or have Members pick product up from our access points due to government recommended or mandated facility closures, border/customs restrictions or delays, and other precautionary measures we have implemented;

•	Restrictions or outright prohibitions on in-person training and promotional meetings and events for Members that are a key aspect of our business model, such as our annual regional Extravaganzas;
•	Constrained ability of Members to have face-to-face contact with their customers, including at Nutrition Clubs; and
•

Slowed office operations as many of our employees have limited access to their regular place of employment; slowed system access in certain markets, particularly for working from home, as Internet activity becomes heavy and online transactions see higher volumes due to reduced walk-in transactions; and limited travel ability.

We and our Members have responded to the pandemic and its impacts on our business and theirs by adapting operations and taking a number of proactive measures to mitigate those impacts, including:

•

Adapting product access to the varying market-specific challenges, including shifting to more home product delivery from Member pick-up, shifting to online or phone orders only from in-person ordering, and reducing or eliminating cash transactions;

•

Enhancing our training and promotion of technological tools offered to support Members’ online operations and accelerating the launch of certain functionalities, such as functions that facilitate our Members’ ability to communicate and transact with Nutrition Club customers;

•	Members continuing to or increasing the ways they leverage the Internet and social media for customer contact including training, order-taking, and acceptance of payment;
•	Member-operated Nutrition Clubs adding to or shifting from in-store offerings of single servings to carry-out and home delivery of single servings, as well as sales of fully packaged products;
•	Instituting product purchase limitations for certain in-demand products to help ensure as many Members and their customers have fair access to these products and to minimize out-of-stock conditions;
•	Physical changes at our major facilities, such as our manufacturing plants and distribution centers, including pre-entry temperature checks, face masks for employees, and plexiglass barriers; and
•	Implementing business continuity plans, including backup warehouse facilities and working from home where possible in response to limited access to company offices.

We believe our cash on hand as of March 31, 2020 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our $282.5 million revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures are having a beneficial effect, the impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. One potential adverse effect of the pandemic on our future results of operations is the pipeline of new Members, which is a factor to our net sales. Although we have seen a recent decrease in the rate of new Members joining the business in certain markets, we cannot estimate the magnitude of this effect or its impact on net sales. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the first quarter of 2020 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion of risks related to the COVID-19 pandemic.

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

	Three Months Ended
	March 31, 2020	March 31, 2019	% Change
	(Volume Points in millions)
North America	356.0	330.7	7.7%
Mexico	209.8	224.9	(6.7)%
South and Central America	126.7	133.8	(5.3)%
EMEA	336.7	325.5	3.4%
Asia Pacific	409.7	369.2	11.0%
China	124.6	96.3	29.4%
Worldwide	1,563.5	1,480.4	5.6%

Volume Points increased 5.6% for the three months ended March 31, 2020 despite some adverse impact of COVID-19 pandemic conditions in certain markets, after having increased 6.1% for the same period in 2019. We believe North America’s Volume Point increase of 7.7% for the quarter reflects the continuing success of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s decrease for the quarter, after a small increase for the prior year quarter, reflects continuing difficult economic conditions, fewer new Members, and a consequent slowing of our business momentum for the market. The South and Central America region saw a somewhat narrowed decline in Volume Points for the 2020 first quarter versus the 2019 period as certain markets in the region continue to transition to sustainable, customer-oriented business practices more slowly than we have seen in other markets; the adverse impact of pandemic conditions late in the quarter contributed to the decline. Despite mixed results across the region, EMEA saw continuing, though lesser Volume Point growth than in the first quarter of 2019, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion; pandemic conditions late in the quarter also adversely impacted volumes for EMEA. Continued Volume Point growth for the Asia Pacific region, broad-based but most significant in India and Vietnam, is a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line expansion; the lower Volume Point growth for the 2020 first quarter compared to the 2019 period was attributable to a decreased growth rate for India, due to pandemic conditions as well as certain regulatory impacts during the 2020 quarter. China achieved a Volume Point increase for 2020 after a decrease for 2019 that was attributable to disruption from the Chinese government’s 100-day review, concluded in April 2019, of the health product industry. We expect the impact of COVID-19 pandemic conditions to have an adverse effect on Volume Point results in coming quarters of 2020; however, we are unable to predict the duration or magnitude of the effect. Results and more regional or country-specific impacts of the COVID-19 pandemic are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 41.0% and 41.5% of retail value for the three months ended March 31, 2020 and 2019, respectively. Depending on product and market, distributor allowances and Marketing Plan payouts for the three months ended March 31, 2020 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our “other income, net” consists of non-operating income and expenses such as gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the CVR.

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

Summary Financial Results

Net sales for the three months ended March 31, 2020 were $1,262.4 million. Net sales increased $90.2 million, or 7.7% ($90.1 million, or 7.7% excluding Venezuela), for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 11.6% (10.4% excluding Venezuela) for the three months ended March 31, 2020 as compared to the same period in 2019. The 7.7% increase in net sales for the three months ended March 31, 2020 was primarily driven by an increase in sales volume, as indicated by a 5.6% increase in Volume Points, a 4.5% favorable impact of price increases (3.3% favorable impact excluding Venezuela), a 0.8% favorable impact of timing differences between the recognition of net sales and Volume Points, and a 0.6% favorable impact of country sales mix, partially offset by a 3.9% unfavorable impact of fluctuations in foreign currency exchange rates (2.7% unfavorable impact excluding Venezuela).

Net income for the three months ended March 31, 2020 was $45.6 million, or $0.32 per diluted share. Net income decreased $50.7 million, or 52.6%, for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease in net income for the three months ended March 31, 2020 was mainly due to $113.6 million higher selling, general, and administrative expenses primarily driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); $12.2 million lower China government grant income; and an $8.5 million unfavorable impact from other income, net relating to CVR revaluations in 2019 as described below; partially offset by $64.4 million higher contribution margin driven by higher net sales; $14.1 million lower income taxes; and $11.1 million lower interest expense, net.

Net income for the three months ended March 31, 2020 included an $84.5 million unfavorable impact ($67.4 million post-tax) from expenses related to regulatory inquiries and a legal accrual, which includes $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; a $5.8 million pre-tax unfavorable impact ($4.5 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $5.2 million pre-tax unfavorable impact ($5.3 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility; and a $9.1 million pre-tax favorable impact ($6.8 million post-tax) of government grant income in China.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2020 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2019 included a $21.3 million pre-tax favorable impact ($14.7 million post-tax) of government grant income in China; a $14.5 million pre-tax unfavorable impact ($11.2 million post-tax) from expenses related to regulatory inquiries and a legal accrual related to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $12.3 million pre-tax unfavorable impact ($11.5 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); an $8.5 million pre-tax favorable impact ($6.4 million post-tax) of gain on the revaluation of the CVR (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $6.0 million pre-tax favorable impact ($4.5 million post-tax) related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operations:
Net sales	100.0%	100.0%
Cost of sales	19.5	20.6
Gross profit	80.5	79.4
Royalty overrides(1)	30.2	30.7
Selling, general, and administrative expenses(1)	43.4	37.1
Other operating income	(0.7)	(2.3)
Operating income	7.6	13.9
Interest expense, net	2.0	3.1
Other income, net	—	(0.7)
Income before income taxes	5.6	11.5
Income taxes	2.0	3.3
Net income	3.6%	8.2%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,072.5 million for the three months ended March 31, 2020, representing an increase of $50.7 million, or 5.0% ($50.6 million, or 5.0% excluding Venezuela), as compared to the same period in 2019. In local currency, net sales increased 8.8% (7.4% excluding Venezuela) for the three months ended March 31, 2020 as compared to the same period in 2019. The 5.0% increase in net sales for the three months ended March 31, 2020 was primarily due to a 4.7% favorable impact of price increases (3.3% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 4.0% increase in Volume Points; partially offset by a 3.9% unfavorable impact of fluctuations in foreign currency exchange rates (2.5% unfavorable impact excluding Venezuela).

For a discussion of China’s net sales for the three months ended March 31, 2020, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $467.1 million, or 43.6% of net sales, for the three months ended March 31, 2020, representing an increase of $29.1 million, or 6.6% ($28.7 million, or 6.5% excluding Venezuela), as compared to the same period in 2019. The 6.6% increase in contribution margin for the three months ended March 31, 2020 was primarily the result of a 7.5% favorable impact of price increases (5.2% favorable impact excluding Venezuela) and a 4.0% favorable impact of volume increases; partially offset by a 4.5% unfavorable impact of fluctuations in foreign currency exchange rates (3.1% unfavorable impact excluding Venezuela).

China reported contribution margin of $168.4 million for the three months ended March 31, 2020, representing an increase of $35.3 million, or 26.5%, as compared to the same period in 2019. The 26.5% increase in contribution margin for the three months ended March 31, 2020 was primarily the result of a 29.4% favorable impact of volume increases, a 3.7% favorable impact of price increases, and a 3.3% favorable impact of sales mix, partially offset by a 5.6% unfavorable impact of timing differences between recognition of net sales and sales volume and a 2.8% unfavorable impact of fluctuations in foreign currency exchange rates.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	March 31, 2020					March 31, 2019
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$462.2	$(211.6)	$250.6	$27.1	$277.7	$425.8	$(194.3)	$231.5	$25.0	$256.5	8.3%
Mexico	198.4	(90.5)	107.9	7.0	114.9	202.2	(91.6)	110.6	8.7	119.3	(3.7)%
South and Central America	155.9	(69.2)	86.7	4.8	91.5	170.4	(76.3)	94.1	5.7	99.8	(8.3)%
EMEA	443.4	(198.8)	244.6	14.1	258.7	428.7	(191.8)	236.9	14.8	251.7	2.8%
Asia Pacific	569.7	(249.6)	320.1	9.6	329.7	504.3	(220.2)	284.1	10.4	294.5	12.0%
China	202.6	(14.1)	188.5	1.4	189.9	162.2	(12.6)	149.6	0.8	150.4	26.3%
Worldwide	$2,032.2	$(833.8)	$1,198.4	$64.0	$1,262.4	$1,893.6	$(786.8)	$1,106.8	$65.4	$1,172.2	7.7%

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

As discussed further by market below, the Company has responded to COVID-19 pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2020 as compared to the same period in 2019, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

We expect the impact of the COVID-19 pandemic to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. See below for a more detailed discussion of the pandemic’s impact on net sales for the first quarter for each geographic region and individual market.

North America

The North America region reported net sales of $277.7 million for the three months ended March 31, 2020. Net sales increased $21.2 million, or 8.3%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 8.3% for the three months ended March 31, 2020 as compared to the same period in 2019. The 8.3% increase in net sales for the three months ended March 31, 2020 was primarily due to an increase in sales volume, as indicated by a 7.7% increase in Volume Points, and a 2.3% favorable impact of price increases.

Net sales in the U.S. were $271.9 million for the three months ended March 31, 2020. Net sales increased $21.2 million, or 8.5%, for the three months ended March 31, 2020 as compared to the same period in 2019.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. Prior to the pandemic, the number of active Nutrition Clubs in the region was continuing to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate.

Manufacturing and product availability remain near normal levels for the region thus far, despite the impact of the COVID-19 pandemic. Our nutritional products are generally considered to be in the “essential” category established by many state and municipal governments and we continue to operate, utilizing precautions such as “social distancing”, working from home for office employees, and complying with regulations relating to temperature checking and the use of face masks for employees who work at certain of our facilities such as manufacturing plants and distribution centers. Product distribution to our Members has been altered to allow online orders only; our two major U.S. distribution centers are shipping only, with no in-person pick-ups permitted; and our sales centers are for pick-up only, with no orders taken on-site. Consequently, our Members’ ability to obtain product is restricted but has not materially decreased.

Members’ Nutrition Clubs, which represent a major DMO for the region, are generally now operating as pick-up points for product only versus their more traditional on-site consumption approach. Nutrition Club sales volume has declined, though the decline has thus far been partially offset by increased home deliveries, including deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, are shifting to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

Though we are seeing adverse signs such as declines in the number of new Distributors and Preferred Members compared to one year ago, and subject to changing conditions, we believe that our responsive efforts are having a beneficial effect.

Mexico

The Mexico region reported net sales of $114.9 million for the three months ended March 31, 2020. Net sales decreased $4.4 million, or 3.7%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 0.7% for the three months ended March 31, 2020 as compared to the same period in 2019. The 3.7% decrease in net sales for the three months ended March 31, 2020 was primarily due to a decrease in sales volume, as indicated by a 6.7% decrease in Volume Points, and a 3.0% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.6% favorable impact of price increases.

We believe the Volume Point decrease for the quarter, after a slight increase for the prior year quarter, reflects continuing difficult economic conditions, fewer new Members, and a consequent slowing of our business momentum for the market. We continue to have an active program of Member promotions contributing to Member activity, including certain additional offerings in the second quarter of 2020 as a response to pandemic conditions.

Despite the pandemic conditions, nearly all product access points in Mexico, both Company-operated and third party, remain open. Our Members’ Nutrition Clubs are permitted to remain open with some restrictions. Mexico is a region where home delivery is not a prevalent method of product distribution, so we may incur higher levels of business disruption if these locations were to close. Members currently have largely normal access to product, although stock levels of certain in-demand products are low, and continue to be able to purchase products with cash. Mexico is a region where we continue to have a high volume of cash transactions relating to our Member sales; therefore, we may similarly incur higher levels of transaction disruption if our members are unable to make payments to purchase our product.

South and Central America

The South and Central America region reported net sales of $91.5 million for the three months ended March 31, 2020. Net sales decreased $8.3 million, or 8.3% ($8.4 million, or 8.4% excluding Venezuela), for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 15.1% (0.9% excluding Venezuela) for the three months ended March 31, 2020 as compared to the same period in 2019. The 8.3% decrease in net sales for the three months ended March 31, 2020 was due to a 23.5% unfavorable impact of fluctuations in foreign currency exchange rates (9.3% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 5.3% decrease in Volume Points, partially offset by a 17.7% favorable impact of price increases (3.5% favorable impact excluding Venezuela). Efforts intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold more slowly in certain markets in the region than elsewhere in other regions. We are working with Member leadership to explore operational and promotional approaches both consistent with our direction and suitable to those markets, as well as to adapt to COVID-19 pandemic conditions, which significantly impacted the region late in the quarter. Impacts have varied by market but have included significant product shipping delays and order backlogs, closure of our offices requiring employees to work from home, and widespread suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes. As a consequence, sales volumes for the region that were trending at or above prior year levels through most of the quarter have trended below 2019 comparable dates since late March.

Net sales in Brazil were $26.0 million for the three months ended March 31, 2020. Net sales decreased $4.7 million, or 15.3%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 0.7% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.5 million on net sales for the three months ended March 31, 2020. In May 2019, we segmented our Member base in the market into distributors and preferred members and are leveraging this segmentation for communication and promotion purposes. We have expanded our product line to meet consumer demands in new product segments. We believe these efforts were helping to re-establish our business momentum; however, COVID-19 pandemic conditions have constrained our business in Brazil since late March. Although our distribution centers are currently open, product pick-up is not available at those locations and other product access points, as well as most Members’ Nutrition Clubs, are closed, leaving home delivery as the only channel for product delivery while these conditions persist.

Net sales in Peru were $15.8 million for the three months ended March 31, 2020. Net sales decreased $1.2 million, or 7.1%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 6.0% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.3 million on net sales for the three months ended March 31, 2020. Sales volumes that were above the volumes for the prior year through mid-March have declined since that time significantly due to pandemic conditions. Our operations and sales in Peru were suspended for several days in late March due to government restrictions. Currently, our sales centers and Members’ Nutrition Clubs are closed, but to partially mitigate the impact, we are shipping product to Member homes.

EMEA

The EMEA region reported net sales of $258.7 million for the three months ended March 31, 2020. Net sales increased $7.0 million, or 2.8%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 6.0% for the three months ended March 31, 2020 as compared to the same period in 2019. The 2.8% increase in net sales for the three months ended March 31, 2020 was primarily due to an increase in sales volume, as indicated by a 3.4% increase in Volume Points, and a 3.9% favorable impact of price increases; partially offset by a 3.2% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point results for the quarter were mixed across the region. The Volume Point growth that has generally been seen across the EMEA region for a number of years reflects we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. The net growth in net sales and Volume Points for the quarter was led by Russia and other Russian-speaking markets; declines were most significant for Italy and Spain.

Despite generally qualifying as an essential business across the EMEA region, COVID-19 pandemic conditions are having an adverse impact on our operations, including significant restrictions in certain significant markets including Italy and Spain. The impact has included some reduced product availability due to manufacturing or distribution disruption, although the region has seen only a few temporary out-of-stock products. In many markets of the region, our sales centers and other product access points are closed, thus leaving shipping for home delivery as generally the only channel while these conditions persist. Members are turning further to social media to continue their sales and oversight activities.

Net sales in Russia were $37.4 million for the three months ended March 31, 2020. Net sales increased $5.8 million, or 18.4%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 19.9% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.5 million on net sales for the three months ended March 31, 2020. Russia achieved sales volume increases for the first quarter versus the prior year despite some pandemic disruption late in the quarter, as well as into April 2020. Our sales centers are currently operating only for home delivery, which is negatively impacting our business as the market is gradually shifting to a delivery model. A few products have seen temporary out-of-stock conditions due to high demand. Although temporarily adapting to pandemic conditions, Russia continues to focus on the Nutrition Club DMO, supported by new products, training, and promotion for all levels of Membership, as well as product access expansion.

Net sales in Spain were $32.7 million for the three months ended March 31, 2020. Net sales decreased $3.0 million, or 8.4%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 5.6% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.0 million on net sales for the three months ended March 31, 2020. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships, as well as enhanced technology tools, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. The first quarter of 2020 saw a small sales volume decline, attributable to a comparison to a strong base year period but also to pandemic conditions late in the quarter. In response to the pandemic, the country of Spain went into significant “lockdown” conditions. Although our operations are permitted to continue as an essential business and despite home delivery being a prevailing distribution channel for the market, the lockdown conditions have adversely impacted our business. In response, our Members and we are shifting our operations as much as possible to online activities to mitigate the negative impacts of being unable to conduct in-person meetings, trainings, and selling activities.

Net sales in Italy were $29.6 million for the three months ended March 31, 2020. Net sales decreased $4.0 million, or 11.9%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 9.1% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.9 million on net sales for the three months ended March 31, 2020. The direct-selling industry in Italy has seen a continuing slowdown in sales, contributing to weakened momentum in our business which has seen a decline in new Members as compared to prior years. Severe pandemic conditions in the country contributed to further sales volume decline for the first quarter compared to the prior year period. Although our products are classified as essential, and home delivery has been a prevailing distribution channel for the market, the country has imposed lockdown conditions that have among other effects disrupted our product delivery.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $329.7 million for the three months ended March 31, 2020. Net sales increased $35.2 million, or 12.0%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 13.3% for the three months ended March 31, 2020 as compared to the same period in 2019. The 12.0% increase in net sales for the three months ended March 31, 2020 was primarily due to an increase in sales volume, as indicated by a 11.0% increase in Volume Points, and a 3.1% favorable impact of price increases, partially offset by a 2.6% unfavorable impact of changes in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and a 1.3% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Points and net sales increased as compared to the prior year for most markets in the region, a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line and access point expansion. Net sales and sales volume increases for the first quarter continue to be led by India and Vietnam. The COVID-19 pandemic had an adverse impact on sales volumes late in the quarter in certain markets such as India and South Korea.

Net sales in India were $83.7 million for the three months ended March 31, 2020. Net sales increased $11.0 million, or 15.1%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 17.8% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.9 million on net sales for the three months ended March 31, 2020. Sales volumes increased in India for the quarter compared to the prior year quarter, as we continued to add product access points and expand our product line, despite significant operating constraints that arose late in the quarter due to the COVID-19 pandemic and increased governmental regulation of the direct selling industry, each discussed below.

Although our nutritional products have been identified as essential, in certain Indian states we have encountered pandemic-related operating constraints, including reduced product manufacturing capacity and constrained ability to deliver product to Members, in the market. Product supply for India is at some risk due to labor availability at contract manufacturers and warehouses in India and customs delays for imported products. We continue to take Member orders and payments online; however, significant constraints for delivery of our product are in place. During April 2020, broad lockdown conditions in the country resulted in the suspension of nearly all of our sales centers and a significant number of other access points. Although a number of these locations have begun operating again, we are currently significantly reliant on home delivery. Additionally, the lockdown has limited our ability to pack orders and transport product. Thus, sales volumes are currently below levels prior to the pandemic conditions. There has also been some disruption to our business as a result of delays in collections and expenditures of cash, which still make up a portion of our transactions in the market. We are mitigating this impact by continuing to move transactions to electronic collection and payment and increasing cash collection locations so Members can prepay for their product purchases with cash, if necessary.

Separately, regulatory restrictions on direct selling, including registration requirements for our Members that were implemented during February 2020, have reduced the number of new Members since that time, despite certain subsequent relaxations of regulations by the government in response to pandemic conditions. We have seen some corresponding increase in new Preferred Members, since these do not have similar registration requirements, but during a transition period, we anticipate some adverse impact on the net sales growth rate from these regulatory changes.

Net sales in Vietnam were $54.0 million for the three months ended March 31, 2020. Net sales increased $15.2 million, or 39.2%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 39.6% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.1 million on net sales for the three months ended March 31, 2020. During the first quarter of 2020, Vietnam continued to have strong momentum, having adapted to increased direct-selling regulatory requirements and as sales leadership continues to focus on sustainable, consumption-oriented business practices. We believe first quarter sales volumes included some pull-forward buying of certain products from the second quarter in response to the onset of the COVID-19 pandemic as well as a price increase that took effect late in the quarter. The market has been impacted by pandemic conditions in the second quarter of 2020. Although our business is permitted to operate, government restrictions intended to slow the spread of the virus effectively resulted in the suspension of walk-in business at our sales centers. Home deliveries to Members are proceeding as normal.

Net sales in Indonesia were $50.0 million for the three months ended March 31, 2020. Net sales increased $7.5 million, or 17.6%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 18.1% for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.2 million on net sales for the three months ended March 31, 2020. Indonesia has continued to strengthen by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access in this expansive market. Our sales centers and Members’ Nutrition Clubs are currently still operating, though with reduced staffing and activities, as the government has included our business as essential. Online ordering, which is our major ordering channel in the market, and product deliveries have not yet been significantly affected. During April 2020, the government issued regulations in response to COVID-19 which have restricted how our Members’ Nutrition Clubs can operate.

Net sales in South Korea were $32.0 million for the three months ended March 31, 2020. Net sales decreased $1.9 million, or 5.6%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales were flat for the three months ended March 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.9 million on net sales for the three months ended March 31, 2020. South Korea achieved Volume Point and net sales growth for 2019 after several years of transitionary impact from Marketing Plan changes that led to contraction in our business in the market, and this growth continued in the early part of 2020. Pandemic conditions, however, affected the market in mid-February 2020. The government’s response has resulted in suspension of our training facilities and our Members’ Nutrition Clubs are suspended as well. Although sales and training activities continue online and delivery of product continues, we saw reduced sales volumes in the latter part of the quarter, resulting in a slight sales volume decline for the first quarter of 2020 compared to the same period of 2019.

China

The China region reported net sales of $189.9 million for the three months ended March 31, 2020. Net sales increased $39.5 million, or 26.3%, for the three months ended March 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 30.6% for the three months ended March 31, 2020 as compared to the same period in 2019. The 26.3% increase in net sales for the three months ended March 31, 2020 was primarily due to an increase in sales volume, as indicated by a 29.4% increase in Volume Points, a 3.3% favorable impact of price increases, and a 2.9% favorable sales mix variance; partially offset by a 5.0% unfavorable impact of timing differences between the recognition of net sales and Volume Points and a 4.3% unfavorable impact of fluctuations in foreign currency exchange rates.

The volume growth for the quarter versus prior year quarter, despite disruption due to the COVID-19 viral outbreak, was attributable primarily to comparison to a weakened 2019 first quarter. During the first quarter of 2019, our China net sales were negatively impacted by the Chinese government’s 100-day review, or Review, of the health products industry, which concluded in April 2019. The Review, combined with negative media coverage about the Review, impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members had begun conducting meetings again toward the end of 2019 and the first quarter of 2020, the COVID-19 pandemic resulted in travel restrictions and other temporary measures which commenced much earlier in the first quarter than it did in other regions and have negatively impacted our business, including renewed sales meeting restrictions and Nutrition Club closures. We and our Members have been able to partially mitigate the impact of these restrictions for the first quarter by taking many sales and promotional activities online. During 2019, we expanded our e-commerce platform to provide the ability for our China Members to service their customers via personalized sites, and for their retail customers to purchase products directly from the Company. We have introduced new products into the China market, and despite current adaptations to pandemic conditions, are working with our Members to strengthen the Nutrition Club DMO in the region.

As of April 2020, and subject to additional changes in conditions, China operations have largely resumed on an adapted basis. Manufacturing plants and distribution centers are open and operating for the most part normally, as well as Nutrition Clubs, subject to certain social distancing measures, and sales meetings continue to be successfully held online.

Sales by Product Category

	Three Months Ended
	March 31, 2020					March 31, 2019
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,237.0	$(515.7)	$721.3	$38.9	$760.2	$1,199.7	$(508.5)	$691.2	$41.5	$732.7	3.8%
Targeted Nutrition	568.3	(236.9)	331.4	17.9	349.3	493.2	(209.0)	284.2	17.0	301.2	16.0%
Energy, Sports, and Fitness	153.2	(63.9)	89.3	4.8	94.1	128.6	(54.5)	74.1	4.4	78.5	19.9%
Outer Nutrition	42.9	(17.9)	25.0	1.3	26.3	37.2	(15.8)	21.4	1.3	22.7	15.9%
Literature, Promotional, and Other(1)	30.8	0.6	31.4	1.1	32.5	34.9	1.0	35.9	1.2	37.1	(12.4)%
Total	$2,032.2	$(833.8)	$1,198.4	$64.0	$1,262.4	$1,893.6	$(786.8)	$1,106.8	$65.4	$1,172.2	7.7%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all categories, except Literature, Promotional, and Other, increased for the three months ended March 31, 2020 as compared to the same period in 2019. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,016.7 million and $930.6 million for the three months ended March 31, 2020 and 2019, respectively. Gross profit as a percentage of net sales was 80.5% and 79.4% for the three months ended March 31, 2020 and 2019, respectively, or a favorable net increase of 115 basis points.

The increase in gross profit as a percentage of net sales for the three months ended March 31, 2020 as compared to the same period in 2019 included the favorable impact of retail price increases of 82 basis points (favorable impact of 60 basis points excluding Venezuela) , the favorable impact of lower inventory write-downs of 28 basis points, other favorable cost changes of 17 basis points, favorable changes in country mix of 8 basis points, and the favorable impact of foreign currency fluctuations of 7 basis points (favorable impact of 27 basis points excluding Venezuela), partially offset by net unfavorable cost changes related to self-manufacturing and sourcing of 27 basis points, which includes decreased costs related to Mexico tariffs. The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended March 31, 2020 as compared to the same period in 2019 was 2 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $381.2 million and $359.5 million for the three months ended March 31, 2020 and 2019, respectively. Royalty overrides as a percentage of net sales were 30.2% and 30.7% for the three months ended March 31, 2020 and 2019, respectively.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $549.0 million and $435.4 million for the three months ended March 31, 2020 and 2019, respectively. Selling, general, and administrative expenses as a percentage of net sales were 43.4% and 37.1% for the three months ended March 31, 2020 and 2019, respectively.

The increase in selling, general, and administrative expenses for the three months ended March 31, 2020 as compared to the same period in 2019 was driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); $29.2 million in higher service fees for China independent service providers due to higher sales in China; and $12.5 million in higher labor and benefits costs, partially offset by $8.9 million in lower Member promotion and event costs, mostly resulting from cancellations of promotions and events due to the COVID 19 pandemic.

Other Operating Income

The $9.1 million of other operating income for the three months ended March 31, 2020 consisted of $9.1 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $27.3 million of other operating income for the three months ended March 31, 2019 consisted of $21.3 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in millions)
Interest expense	$28.9	$42.4
Interest income	(3.9)	(6.3)
Interest expense, net	$25.0	$36.1

The decrease in interest expense, net for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to decreases in our overall borrowings and weighted-average interest rate.

Other Income, Net

We did not recognize any other income, net for the three months ended March 31, 2020. The $8.5 million of other income, net for the three months ended March 31, 2019 consisted of an $8.5 million gain on the revaluation of the CVR (See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $25.0 million and $39.1 million for the three months ended March 31, 2020 and 2019, respectively. The effective income tax rate was 35.4% and 28.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily due to an unfavorable impact from discrete events, partially offset by changes in the geographic mix of our income. Included in the discrete events for the three months ended March 31, 2020 and 2019 was also the impact of $0.8 million of tax deficiencies and $2.4 million of excess tax benefits, respectively, from share-based compensation arrangements.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the impacts of the COVID-19 pandemic, we believe we will have sufficient resources, including cash flow from operating activities and access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $944.2 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2020 and December 31, 2019.

For the three months ended March 31, 2020, we generated $141.7 million of operating cash flow as compared to $38.5 million for the same period in 2019. The increase in our operating cash flow was the result of $150.9 million of favorable changes in operating assets and liabilities, partially offset by $47.7 million of lower net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows. The $150.9 million change in operating assets and liabilities was primarily the result of favorable changes in inventories, receivables and other current liabilities, which included favorable changes in accrued compensation, income taxes payable, advance sales deposits and other accrued expenses; partially offset by unfavorable changes in prepaid expenses and other current assets. The $47.7 million of lower net income excluding non-cash items was primarily driven by higher selling, general, and administrative expenses primarily from the $83.0 million in expenses related to the SEC and DOJ investigations relating to the FCPA matter in China, partially offset by higher contribution margin driven by higher net sales (See Summary Financial Results above for further discussion). The $83.0 million accrual related to the SEC and DOJ investigations had no net impact on our operating cash flow, as it decreased our net income by $83.0 million and increased our other current liabilities within our operating cash flow by $83.0 million.

Capital expenditures, including accrued capital expenditures, were $22.7 million for both the three months ended March 31, 2020 and 2019. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $130 million to $170 million for the full year of 2020.

In March 2020, our annual global Herbalife Honors event, where sales leaders from around the world meet and share best practices and conduct leadership training, was canceled due to the COVID-19 pandemic and our management awarded Members $71.3 million of Mark Hughes bonus payments related to their 2019 performance. In March 2019, our management awarded Members $70.7 million of Mark Hughes bonus payments related to their 2018 performance.

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

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to FASB ASC Topic 470, Debt (“ASC 470”), these transactions were accounted for as an extinguishment of the 2017 Credit Facility. We recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other (income) expense, net within our consolidated statements of income for the year ended December 31, 2018.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within our condensed consolidated statement of income during the three months ended March 31, 2020.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2020 and December 31, 2019, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the 2018 Credit Facility, as amended, amounts voluntarily prepaid under the 2018 Term Loan B on or before June 12, 2020 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Based on the 2019 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, we were not required to make a mandatory prepayment in 2020 toward the 2018 Term Loan B.

During the three months ended March 31, 2020, we repaid a total amount of $5.2 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2019, we repaid a total amount of $5.0 million on amounts outstanding under the 2018 Credit Facility. As of March 31, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,000.3 million and $975.0 million, respectively. Of the $1,000.3 million outstanding under the 2018 Credit Facility as of March 31, 2020, $261.5 million was outstanding under the 2018 Term Loan A and $738.8 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.48% and 5.52%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

Convertible Senior Notes due 2019

In February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes due 2019, or the 2019 Convertible Notes. The 2019 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2019 Convertible Notes paid interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. Unless earlier repurchased or converted, the 2019 Convertible Notes matured on August 15, 2019. The primary purpose of the issuance of the 2019 Convertible Notes was for share repurchase purposes.

In March 2018, we issued $550 million aggregate principal of new convertible senior notes due 2024 as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of our existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest.

In August 2019, we repaid a total amount of $675.0 million to repay in full amounts outstanding on the 2019 Convertible Notes upon maturity, as well as $6.7 million of accrued interest. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2019 Convertible Notes.

Convertible Senior Notes due 2024

In March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

Senior Notes due 2026

In August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2026 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2020, the total amount of our foreign subsidiary cash and cash equivalents was $470.0 million, of which $16.7 million was invested in U.S. dollars. As of March 31, 2020, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $474.2 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2019, our U.S. consolidated group had approximately $139.6 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2019, Herbalife Nutrition Ltd. had approximately $2.4 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Program, approximately $111.9 million of unremitted earnings were permanently reinvested as of December 31, 2019. As of December 31, 2019, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2019 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion.

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

During the three months ended March 31, 2020 and 2019, we did not repurchase any of our common shares through open market purchases. Although shares repurchased by us through open market purchases are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. As of both March 31, 2020 and December 31, 2019, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes.

In connection with our October 2017 modified Dutch auction tender offer, as described further in the 2019 10-K, we incurred $1.6 million in transaction costs and also provided a non-transferable CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, we used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within our condensed consolidated balance sheets with corresponding gains or losses being recognized in other income, net within our condensed consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date we commenced the related modified Dutch auction tender offer.

During the three months ended March 31, 2019, we recognized an $8.5 million gain in other income, net within our condensed consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by a decrease in the market price of our common shares and a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.

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

Working Capital and Operating Activities

As of March 31, 2020 and December 31, 2019, we had working capital of $587.3 million and $523.8 million, respectively, or an increase of $63.5 million. The increase was primarily due to increases in cash and cash equivalents and prepaid expenses and other current assets and a decrease in royalty overrides, partially offset by an increase in other current liabilities and a decrease in inventories.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2020.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2020, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% for both the three months ended March 31, 2020 and 2019.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $14.7 million and $15.1 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

As part of the annual goodwill impairment test, which is performed at the reporting unit level, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would perform the quantitative goodwill impairment test as required. If we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then no further testing is required. During fiscal year 2019, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value.

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

If we are required to determine the fair value of each reporting unit using the quantitative method, we primarily use an income approach in order to determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value.

If we are required to determine the fair value of our marketing-related intangible assets using the quantitative method, we use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required. An impairment loss is recognized to the extent that the carrying amount of the assets exceeds their fair value.

As of March 31, 2020 and December 31, 2019, we had goodwill of approximately $85.7 million and $91.5 million, respectively. As of both March 31, 2020 and December 31, 2019, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the three months ended March 31, 2020 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three months ended March 31, 2020 and 2019. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion.

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12, Income Taxes, to the Consolidated Financial Statements included in the 2019 10-K for a further discussion of U.S. Tax Reform. We have made an accounting policy election to account for global intangible low-taxed income as a period cost if and when incurred.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2020 and December 31, 2019, the aggregate notional amounts of these contracts outstanding were approximately $36.4 million and $66.4 million, respectively. As of March 31, 2020, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2020, we recorded assets at fair value of $4.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, we recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2020 and December 31, 2019.

As of both March 31, 2020 and December 31, 2019, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2020 and December 31, 2019.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2020:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2020
Buy British pound sell Euro	1.07	$2.9	$0.2
Buy British pound sell U.S. dollar	1.23	17.3	0.2
Buy Chinese yuan sell Euro	7.99	57.4	1.0
Buy Chinese yuan sell U.S. dollar	7.14	73.9	0.4
Buy Colombian peso sell U.S. dollar	4,180.00	1.4	—
Buy Euro sell British pound	1.07	1.2	(0.1)
Buy Euro sell Hong Kong dollar	8.54	7.2	—
Buy Euro sell Indonesian rupiah	15,846.91	14.3	1.7
Buy Euro sell Kazakhstani tenge	418.95	1.1	0.2
Buy Euro sell Malaysian ringgit	4.85	2.8	(0.1)
Buy Euro sell Mexican peso	23.31	38.0	4.6
Buy Euro sell Peruvian nuevo sol	3.84	1.2	—
Buy Euro sell Philippine peso	56.80	10.2	(0.1)
Buy Euro sell Russian ruble	86.18	1.5	—
Buy Euro sell South African rand	19.22	4.0	0.1
Buy Euro sell U.S. dollar	1.09	21.9	0.3
Buy Euro sell Vietnamese dong	25,461.31	17.7	0.4
Buy Indonesian rupiah sell Euro	17,376.13	4.8	(0.2)
Buy Indonesian rupiah sell U.S. dollar	16,787.20	6.1	—
Buy Norwegian krone sell U.S. dollar	11.33	0.9	0.1
Buy Swedish krona sell U.S. dollar	10.21	0.6	—
Buy U.S. dollar sell British pound	1.17	14.0	(0.9)
Buy U.S. dollar sell Colombian peso	4,367.18	1.6	(0.1)
Buy U.S. dollar sell Euro	1.08	71.8	(1.4)
Buy U.S. dollar sell Mexican peso	22.54	3.7	0.5
Total forward contracts		$377.5	$6.8

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2020, the aggregate annual maturities of the 2018 Credit Facility were expected to be $15.6 million for the remainder of 2020, $20.7 million for 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $875.2 million thereafter. As of March 31, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $236.0 million and $666.8 million, respectively, and the carrying values were $260.2 million and $730.5 million, respectively. As of December 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $235.7 million and $744.8 million, respectively, and the carrying values were $233.2 million and $732.1 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of March 31, 2020 and December 31, 2019. The 2018 Credit Facility bears variable interest rates, and as of March 31, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.48% and 5.52%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of March 31, 2020, we recorded liabilities at fair value of $1.2 million relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase or decrease by approximately $9.0 million.

As of March 31, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $424.5 million and the carrying value was $443.0 million. As of December 31, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $508.6 million, and the carrying value was $437.4 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of March 31, 2020, the fair value of the 2026 Notes was approximately $345.7 million and the carrying value was $395.4 million. As of December 31, 2019, the fair value of the 2026 Notes was approximately $424.1 million and the carrying value was $395.3 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.3 million or increase by approximately $17.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	the potential impacts of the COVID-19 pandemic on us, our Members, and the world economy (including our customers and our supply chain);
•	our relationship with, and our ability to influence the actions of, our Members;
•	improper action by our employees or Members in violation of applicable law;
•	adverse publicity associated with our products or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;
•	changing consumer preferences and demands;
•	the competitive nature of our business;
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

Additionally, the COVID-19 pandemic has had, and is expected to continue to have, an adverse impact on our business, financial condition, and results of operations, as well as those of many of our Members and their customers, our suppliers, and local, national, and global economies. The COVID-19 pandemic has also amplified many of the other risks discussed below to which we are subject. We are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations as well as our stock price. However, given the unpredictable, unprecedented, and fluid nature of the pandemic, it may also materially and adversely affect our business, financial condition, and results of operations in ways that are not currently anticipated by or known to us or that we do not currently consider to present significant risk.

Risks Related to Us and Our Business

Our failure to establish and maintain Member and sales leader relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively to and through independent Members, and we depend upon them directly for substantially all of our sales. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members or any legal or regulatory impact to our Members’ ability to conduct their business for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members. Additionally, with the outbreak of COVID-19 and the uncertainties surrounding the ultimate spread of the virus, the severity thereof, the duration of the outbreak, the actions taken and may be taken by governments and responses thereto, we cannot reasonably estimate the impact the outbreak may have on our business, our operations, our Members’ business or our Members’ operations.

We believe the COVID-19 pandemic will have an adverse impact on the pipeline of new Members, which is a factor to our net sales, as we have already seen a recent decrease of new Members joining the business. Additionally, our Member organization has a high turnover rate, which is a common characteristic found in the direct-selling industry, and this turnover rate may increase as a result of the COVID-19 pandemic. See the COVID-19 Pandemic and Sales by Geographic Region sections in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of the impacts of the COVID-19 pandemic on our business and results of operations. For additional information regarding sales leader retention rates, see Part I, Item 1, Business of the 2019 10-K.

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

Our business is subject to changing consumer trends and preferences, especially with respect to weight management; targeted nutrition; energy, sports, and fitness; and other nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes, particularly while the COVID-19 pandemic persists. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our Member relationships and the Members’ relationships with their customers, and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

We are also subject to significant competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members of the Company are involved. We compete globally for potential customers and Members with regard to weight management; nutritional supplement; energy, sports, and fitness; and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as WW (formerly Weight Watchers), Jenny Craig, General Nutrition Centers, Walmart, and retail pharmacies.

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

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce new products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales. For example, the Chinese government carried out a 100-day review, or the Review, which began on January 8, 2019 to investigate the unlawful promotion and sales of health products. The Review was accompanied with negative media attention, and although the review ended on or about April 18, 2019, we believe the Review impacted our business in 2019 as Members significantly reduced activities and sales meeting during and following the Review. The ultimate effects of the Review, coupled with its negative publicity, resulted in a material adverse effect on our business in China in 2019. Additionally, government, agency, or other regulatory recommendations, guidelines, or mandates in response to certain unexpected events, such as viral outbreaks, could negatively impact sales. For example, the COVID-19 pandemic has resulted, and may continue to result, in government recommendations, guidelines, or mandates in regions we operate in to address public health concerns which could include, but is not limited to, restrictions on movement, public gatherings, and travel and restrictions on, or in certain cases outright prohibition of, companies’ ability to conduct normal business operations.

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

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and while we believe we are compliant with the Consent Order, there is no guarantee that we are compliant or in the future will continue to be compliant with the Consent Order. We do not believe the Consent Order changes our business model as a direct selling company. However, compliance with the Consent Order required us to implement enhanced procedures regarding, among other things, tracking retail sales and internal consumption by distributors. We have instituted controls and procedures and developed technology solutions that we believe address these Consent Order requirements, including tools and software used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will continue to operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Compliance with the Consent Order will require the cooperation of Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we could were they our own employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we believe we are compliant with the Consent Order, there can be no assurances that the FTC or ICA would agree now or will agree in the future. Our board of directors established the Implementation Oversight Committee, a committee which met regularly with management to oversee our compliance with the terms of the Consent Order. More recently, our Audit Committee assumed oversight of continued compliance with the Consent Order. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

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

Our business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, pandemics, and/or other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by natural disasters, including, but not limited to, fires, floods, hurricanes, volcanoes, and earthquakes, could adversely affect our ability to conduct business. For example, our operations in Mexico were impacted by flooding in September 2017, when the severe weather conditions damaged or otherwise destroyed inventory stored at one of our facilities. Furthermore, our headquarters and one of our distribution facilities and manufacturing facilities are located in Southern California, an area susceptible to earthquakes. Although the events in Mexico did not have a material negative impact to our Mexico operations, we cannot make assurances that any future natural disasters will not adversely affect our ability to operate our business and our financial conditions and results of our operations.

Furthermore, material disruption caused by power loss or shortages; environmental disasters; telecommunications or business information systems failures; acts of war or terrorism; viral outbreaks and other similar epidemics; cybersecurity incidents, including malicious software attacks intended to render our internal operating systems, third-party providers, or data unavailable, such as ransomware, phishing attacks; and/or other actions by third parties and other similar disruptions could adversely affect our ability to conduct business. Additionally, intentional or inadvertent exposure of content perceived to be sensitive data may adversely affect our business. If such disruptions result in significant cancellations of Member orders, contribute to a general decrease in local, regional or global economic activity, directly impact our marketing, manufacturing, financial or logistics functions, or impair our ability to meet Member demands, our operating results and financial condition could be materially adversely affected. In March 2020, the World Health Organization declared the rapidly growing COVID-19 outbreak a global pandemic.

Our business and operations may also be materially and adversely affected by pandemics and other regional spread of viruses and other infections. For example, the COVID-19 pandemic has significantly impacted health and economic conditions globally, and has adversely affected our business. Additionally, government, agency or other regulatory recommendations, guidelines or mandates in regions we operate in to address public health concerns, including restrictions on movement, public gatherings and travel and restrictions on, or in certain cases outright prohibitions of, companies’ ability to conduct normal business operations, have and may continue to adversely affect our business. Although we have been classified as an essential business in most jurisdictions where we operate, there is no guarantee that this classification will not change in the future or that we will not voluntarily limit or cease operations in one or more markets if we believe doing so is necessary or otherwise in our best interests. We may also be forced to or voluntarily elect to close or shut down operations for other reasons such as the health and safety of our employees or because of disruptions in the continued operation of our supply chain and sources of supply. It is possible closure of manufacturing facilities could also impact our distribution centers and our ability to deliver product to our Members. In general, our inventory of products continues to be adequate to meet demand, but we do expect our supply chain and our ability to source and/or manufacture products will be negatively impacted if the pandemic continues for a prolonged period of time or was to worsen. The pandemic has also had an adverse impact on Members’ product access in some markets, which may or in some cases will continue until conditions improve. Our Members’ businesses are also subject to many of the same risks and uncertainties related to the COVID-19 pandemic, as well as other pandemic-related risks and uncertainties that may not directly impact our operations, any of which could adversely affect demand for our products. For example, limitations on public gatherings can restrict our Members ability to hold meetings with their customers and attract new customers. Significant limitations on cash transactions could also have an adverse effect on sales in certain markets.

The COVID-19 pandemic is also adversely affecting the economies and financial markets of many countries, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. Considerable uncertainty still surrounds the outbreak, its potential effects and the extent and effectiveness of responses and effective vaccines or treatments may not be discovered soon enough to protect against a worsening of the outbreak. If the outbreak is not contained, these adverse impacts could worsen, impacting all segments of the global economy, and result in a significant recession or worse. However, the unprecedented and sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the longer run. Accordingly, our ability to conduct our business in the manner previously done or planned for the future could be materially and adversely affected, and any of the foregoing risks, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially and adversely affect our business, financial condition, and results of operations. See the COVID-19 Pandemic and Sales by Geographic Region sections in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of the impacts of the COVID-19 pandemic on our business and results of operations.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third-party importers and similar risks associated with foreign operations.

Approximately 79% of our net sales for the year ended December 31, 2019 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries, as well as due to economic tensions between governments, the implementation of new or increased tariffs and other changes in international trade policies, or any changes we make to our business in response to the foregoing. For example, tariffs enacted by the United States or other foreign governments, such as China or Mexico, that apply to our products or the ingredients we use in our products, along with any price increases we implemented or may implement in the future, may have an adverse impact on future sales if such tariffs remain in place, particularly if the Company deems it necessary to increase product prices. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the United States. The outbreak of a viral or other infection in one or more regions in which we operate could also adversely affect our business, such as the COVID-19 pandemic, which has adversely affected our operations across all six of our regions. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

Our business and operations in China are subject to risks and uncertainties related to, among other things, general economic, political and legal developments in China. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. In addition, we could face additional risks resulting from changes in China’s data privacy and cybersecurity requirements. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

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

Our ability to provide products and services to our Members depends on the performance and availability of our core transactional systems. We operate our global back office transactional systems on an Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Member facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs. This infrastructure, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyberattacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, and severe weather conditions. Our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. For example, in Europe, the Payment Services Directive 2 (PSD2), includes strong customer authentication (SCA) requirements for online transactions that could impose technology challenges and could negatively impact our sales in that region. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, phishing, and social engineering schemes could compromise the confidentiality, availability, and integrity of data in our systems as well as those of the third parties with which we interact. We have been the target of, and may be the target of in the future, malicious cyberattack attempts, although to date none of these attacks have had a meaningful adverse impact on our business. Additionally, in response to the COVID-19 pandemic, many of our employees have been encouraged to work remotely, which may increase our exposure to significant systems interruptions, potential or attempted cybersecurity attacks, and compromise the integrity and reliability of our information technology infrastructure and our internal controls.

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

We rely on independent third parties for the manufacture and supply of certain of our products. If these third parties fail to reliably supply products to us at required levels of quality which are manufactured in compliance with applicable laws, including the dietary supplement and OTC drug cGMPs, then our financial condition and operating results could be materially and adversely impacted.

A significant portion of our products are manufactured by third-party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. For example, as a result of the pandemic, we have experienced some delays in receiving certain ingredients and packaging components at our manufacturing and contract manufacturing locations globally. While these delays have not materially impacted our supply levels, there is no guarantee that there will be sufficient global supply for us to manufacture our products at sufficient levels to meet demand or at the pre-pandemic levels. We are actively monitoring the pandemic and its potential impact on our supply chain and operations. Given the uncertainties surrounding COVID-19, including the severity of the disease, the duration and extent of the outbreak, and actions taken or to be taken by governmental authorities and the resulting impacts from those responses to our third-party contract manufacturers, we cannot guarantee that we will have sufficient and reliable supply products from our third party vendors. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship.

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

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally, we have over 50 product suppliers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Additionally, we use contract manufacturers in the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands to support our global business. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products, including any interruptions that may arise as a result of the COVID-19 outbreak, would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

We depend on the continued services of our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Additionally, although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that all members of our senior management team will remain with us. The loss or departure of any member of our senior management team could adversely impact our Member relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. To the extent we are required to replace any members of the management team, any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate any negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations We currently do not maintain “key person” life insurance with respect to our senior management team.

Our international operations are subject to the laws and regulations of the United States and many foreign countries, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar laws in a number of countries.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of certain employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible resolution, including settlement, of these matters. As a result of these discussions, the Company has reached an understanding in principle with respect to the material terms of settlement with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, the Company would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA. The Company would separately enter into a deferred prosecution agreement (“DPA”) with DOJ, under which DOJ would defer criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company would also undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. In addition, the Company would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. Based on these understandings and as required by U.S. GAAP, in addition to the $40 million previously accrued, the Company has recognized an additional estimated aggregate accrued liability for these matters of approximately $83 million within its condensed consolidated balance sheet as of March 31, 2020 for a total accrual of approximately $123 million relating to these matters. Final resolution of these matters is subject to negotiation of documentation satisfactory to all the parties. It is also subject to final approvals by the Company’s board of directors, the SEC, and DOJ, and may require court approval of the DPA. While the Company believes that, based on the foregoing terms, it is nearing resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions will be reached at all. In the event settlements are not reached, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate accrued amount noted above, and such actual loss amount could be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million accrued as stated above relating to these matters.

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

There are however a number of important differences that could impede a takeover. First, the threshold for approval of the merger plan by shareholders is higher. The threshold is a special resolution of the shareholders (being 66 ⅔% of those present in person or by proxy and voting) together with such other authorization, if any, as may be specified in the articles of association.

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

(a) None.

(b) None.

(c) On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $1.5 billion. We did not repurchase any of our common shares during the three months ended March 31, 2020.

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

(o)
4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(o)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(t)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(t)
10.3#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(m)
10.10#	Amended and Restated Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(f)
10.13#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.14#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(p)
10.16#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(f)
10.17#	Herbalife Ltd. Executive Incentive Plan	(f)
10.18	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
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
10.38

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC., Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(s)
10.39

Second Amendment to Credit Agreement, dated as of March 19, 2020, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders and Coöperatieve Rabobank U.A., New York Branch as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders

(u)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.

(e)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(f)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(g)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(i)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(j)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(k)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(l)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(n)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(o)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.
(r)	Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(s)	Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(t)	Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(u)	Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: May 7, 2020