Form 10-Q
period 2020-06-30
HERBALIFE NUTRITION LTD.
filed 2020-08-06
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of July 30, 2020 was 147,555,552.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,740.0	$839.4
Receivables, net of allowance for doubtful accounts	105.9	79.7
Inventories	421.8	436.2
Prepaid expenses and other current assets	140.2	132.9
Total current assets	2,407.9	1,488.2
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	366.0	371.5
Operating lease right-of-use assets	183.4	189.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	86.8	91.5
Other assets	213.2	227.8
Total assets	$3,567.4	$2,678.6
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$87.2	$81.6
Royalty overrides	309.7	294.1
Current portion of long-term debt	23.0	24.1
Other current liabilities	683.1	564.6
Total current liabilities	1,103.0	964.4
Long-term debt, net of current portion	2,404.1	1,778.9
Non-current operating lease liabilities	168.1	169.9
Other non-current liabilities	157.0	155.4
Total liabilities	3,832.2	3,068.6
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 137.5 million (2020) and 137.4 million (2019) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	380.7	366.6
Accumulated other comprehensive loss	(246.1)	(212.5)
Accumulated deficit	(70.6)	(215.3)
Treasury stock, at cost, 10.0 million (2020) and 10.0 million (2019) shares	(328.9)	(328.9)
Total shareholders’ deficit	(264.8)	(390.0)
Total liabilities and shareholders’ deficit	$3,567.4	$2,678.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions, except per share amounts)
Net sales	$1,346.9	$1,240.1	$2,609.3	$2,412.3
Cost of sales	272.8	243.2	518.5	484.8
Gross profit	1,074.1	996.9	2,090.8	1,927.5
Royalty overrides	406.9	366.8	788.1	726.3
Selling, general, and administrative expenses	480.8	477.0	1,029.8	912.4
Other operating income	(3.3)	—	(12.4)	(27.3)
Operating income	189.7	153.1	285.3	316.1
Interest expense, net	28.8	36.3	53.8	72.4
Other income, net	—	(5.9)	—	(14.4)
Income before income taxes	160.9	122.7	231.5	258.1
Income taxes	45.8	46.2	70.8	85.3
Net income	$115.1	$76.5	$160.7	$172.8
Earnings per share:
Basic	$0.84	$0.56	$1.17	$1.26
Diluted	$0.82	$0.54	$1.15	$1.20
Weighted-average shares outstanding:
Basic	137.9	137.4	137.9	137.2
Diluted	140.1	142.4	140.1	144.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Net income	$115.1	$76.5	$160.7	$172.8
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(2.3) and $(1.5) for the three months ended June 30, 2020 and 2019, respectively, and $(4.8) and $(1.0) for the six months ended June 30, 2020 and 2019, respectively	17.2	(1.8)	(39.9)	5.3
Unrealized (loss) gain on derivatives, net of income taxes of $— for both the three months ended June 30, 2020 and 2019, respectively, and $(0.3) and $— for the six months ended June 30, 2020 and 2019, respectively	(0.3)	(0.5)	6.3	(1.9)
Total other comprehensive income (loss)	16.9	(2.3)	(33.6)	3.4
Total comprehensive income	$132.0	$74.2	$127.1	$176.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in millions)
Cash flows from operating activities:
Net income	$160.7	$172.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.9	49.0
Share-based compensation expenses	22.5	20.5
Non-cash interest expense	12.8	27.6
Deferred income taxes	9.7	3.9
Inventory write-downs	8.1	11.7
Foreign exchange transaction loss	7.1	5.0
Other	1.2	(11.8)
Changes in operating assets and liabilities:
Receivables	(33.7)	(29.0)
Inventories	(19.4)	(50.8)
Prepaid expenses and other current assets	(18.4)	14.6
Accounts payable	9.5	(0.3)
Royalty overrides	29.5	(16.6)
Other current liabilities	140.3	(81.3)
Other	5.2	(0.5)
Net cash provided by operating activities	385.0	114.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(49.6)	(51.7)
Other	0.2	—
Net cash used in investing activities	(49.4)	(51.7)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	30.2	—
Principal payments on senior secured credit facility and other debt	(10.6)	(10.2)
Proceeds from senior notes	600.0	—
Debt issuance costs	(6.8)	—
Share repurchases	(26.0)	(9.0)
Other	1.6	1.5
Net cash provided by (used in) financing activities	588.4	(17.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23.4)	1.9
Net change in cash, cash equivalents, and restricted cash	900.6	47.3
Cash, cash equivalents, and restricted cash, beginning of period	847.5	1,215.0
Cash, cash equivalents, and restricted cash, end of period	$1,748.1	$1,262.3

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 10-K. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $88.2 million and $56.0 million as of June 30, 2020 and December 31, 2019, respectively. Substantially all credit card receivables were current as of June 30, 2020 and December 31, 2019. The Company recorded $0.9 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $1.3 million and $1.1 million during the six months ended June 30, 2020 and 2019, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of both June 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $2.5 million. As of June 30, 2020 and December 31, 2019, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2020, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2019 and any remaining such balance was not material as of June 30, 2020. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.0 million and $4.7 million as of June 30, 2020 and December 31, 2019, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2020, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $3.3 million during the three months ended June 30, 2020 and approximately $12.4 million and $21.3 million during the six months ended June 30, 2020 and 2019, respectively, in other operating income within its condensed consolidated statements of income. The Company did not recognize any government grant income related to its regional headquarters and distribution centers within China during the three months ended June 30, 2019. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

During the six months ended June 30, 2019, the Company also recognized $6.0 million in other operating income related to the finalization of insurance recoveries in connection with the flooding at one of its warehouses in Mexico during September 2017, which damaged certain of the Company’s inventory stored within the warehouse. See Note 7, Contingencies, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K, for further discussion.

Other Income, Net

During the three months ended June 30, 2020, the Company did not recognize any other income, net. During the three months ended June 30, 2019, the Company recognized a gain of $5.9 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the Company’s 2019 10-K for further information on the CVR) in other income, net within its condensed consolidated statements of income.

During the six months ended June 30, 2020, the Company did not recognize any other income, net. During the six months ended June 30, 2019, the Company recognized a gain of $14.4 million on the revaluation of the CVR in other income, net within its condensed consolidated statements of income.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$1,740.0	$839.4
Restricted cash included in Prepaid expenses and other current assets	2.5	2.5
Restricted cash included in Other assets	5.6	5.6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,748.1	$847.5

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

COVID-19 Pandemic

During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. In response to the spread of COVID-19, certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for both the three and six months ended June 30, 2020 as compared to the same periods in 2019 and, exclusive of the impact of the May 2020 offering of senior secured notes its cash and cash equivalents as of June 30, 2020 increased as compared to December 31, 2019. The ultimate extent and magnitude of the impact of COVID-19 is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of COVID-19 generally and on the Company.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three and six months ended June 30, 2020.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2020	December 31, 2019
	(in millions)
Raw materials	$67.8	$48.7
Work in process	6.2	6.6
Finished goods	347.8	380.9
Total	$421.8	$436.2

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Borrowings under senior secured credit facility, carrying value	$986.0	$965.3
2.625% convertible senior notes due 2024, carrying value of liability component	448.8	437.4
7.875% senior notes due 2025, carrying value	592.3	—
7.250% senior notes due 2026, carrying value	395.6	395.3
Other	4.4	5.0
Total	2,427.1	1,803.0
Less: current portion	23.0	24.1
Long-term portion	$2,404.1	$1,778.9

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

Under the 2018 Credit Facility, borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bear interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. Borrowings under the 2018 Term Loan B bear interest at either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of June 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.86% and 5.52%, respectively.

During the six months ended June 30, 2020, the Company repaid a total amount of $10.4 million on amounts outstanding under the 2018 Credit Facility. During the six months ended June 30, 2019, the Company repaid a total amount of $10.0 million on amounts outstanding under the 2018 Credit Facility. As of June 30, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $995.1 million and $975.0 million, respectively. Of the $995.1 million outstanding under the 2018 Credit Facility as of June 30, 2020, $258.2 million was outstanding under the 2018 Term Loan A and $736.9 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of June 30, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2020 and December 31, 2019.

During the three months ended June 30, 2020 and 2019, the Company recognized $8.9 million and $14.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2020 and 2019, the Company recognized $21.2 million and $29.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $0.8 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2020 and December 31, 2019, the carrying value of the 2018 Term Loan A was $257.0 million and $233.2 million, respectively, and the fair value was approximately $249.6 million and $235.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2020 and December 31, 2019, the carrying amount of the 2018 Term Loan B was $729.0 million and $732.1 million, respectively, and the fair value was approximately $712.5 million and $744.8 million, respectively.

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

During the three months ended June 30, 2019, the Company recognized $10.9 million of interest expense relating to the 2019 Convertible Notes, which included $6.8 million relating to non-cash interest expense relating to the debt discount and $0.6 million relating to amortization of debt issuance costs. During the six months ended June 30, 2019, the Company recognized $21.6 million of interest expense relating to the 2019 Convertible Notes, which included $13.5 million relating to non-cash interest expense relating to the debt discount and $1.3 million relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

In March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of June 30, 2020.

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

As of June 30, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $101.2 million, and the carrying amount of the liability component was $448.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $112.6 million, and the carrying amount of the liability component was $437.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $478.3 million and $508.6 million as of June 30, 2020 and December 31, 2019, respectively.

During the three months ended June 30, 2020 and 2019, the Company recognized $9.4 million and $8.9 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.4 million and $4.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.3 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2020 and 2019, the Company recognized $18.6 million and $17.7 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $10.7 million and $9.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.7 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

Senior Notes due 2025

In May 2020, the Company issued $600 million aggregate principal amount of senior notes, or the 2025 Notes, in a private offering in the United States to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025.

At any time prior to September 1, 2022, the Company may redeem all or part of the 2025 Notes at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. In addition, at any time prior to September 1, 2022, the Company may redeem up to 40% of the aggregate principal amount of the 2025 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.875%, plus accrued and unpaid interest. Furthermore, at any time on or after September 1, 2022, the Company may redeem all or part of the 2025 Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on September 1 of the years indicated below:

Percentage
2022	103.938%
2023	101.969%
2024 and thereafter	100.000%

The 2025 Notes contain customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2025 Notes contain customary events of default.

The Company incurred approximately $7.9 million of issuance costs during the second quarter of 2020 relating to the issuance of the 2025 Notes. The $7.9 million of debt issuance costs, which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, are being amortized over the contractual term of the 2025 Notes using the effective-interest method.

As of June 30, 2020, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $7.7 million, and the carrying amount was $592.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $621.4 million as of June 30, 2020 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During both the three and six months ended June 30, 2020, the Company recognized $4.3 million of interest expense relating to the 2025 Notes, which included $0.1 million relating to amortization of debt issuance costs.

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

As of June 30, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.4 million, and the carrying amount was $395.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.7 million, and the carrying amount was $395.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $403.1 million and $424.1 million as of June 30, 2020 and December 31, 2019, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2020 and 2019, the Company recognized $7.4 million and $7.4 million, respectively, of interest expense relating to the 2026 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2020 and 2019, the Company recognized $14.8 million and $14.8 million, respectively, of interest expense relating to the 2026 Notes, which included $0.3 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

Valuation of 2019 Convertible Notes and 2024 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2019 Convertible Notes and the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2019 Convertible Notes and the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. The Company used similar valuation approaches to determine the subsequent fair value of the liability component only for disclosure purposes, which includes using a lattice model and (1) reviewing market data relating to its 2025 Notes and 2026 Notes and comparable yield curves to determine its straight debt yield estimate, or (2) reviewing market data relating to publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings in order to determine its straight debt yield estimate.

Total Debt

The Company’s total interest expense was $30.5 million and $42.4 million for the three months ended June 30, 2020 and 2019, respectively, and $59.4 million and $84.8 million for the six months ended June 30, 2020 and 2019, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2020, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2020	$12.7
2021	22.7
2022	27.5
2023	27.5
2024	584.0
Thereafter	1,875.2
Total	$2,549.6

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2020, the Company had $33.9 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020 the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company will pay the assessed amount in due course. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the year ended December 31, 2019 and has a corresponding accrued liability within its condensed consolidated balance sheet as of June 30, 2020. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of June 30, 2020.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2020, the Company had $21.4 million of Mexico VAT related assets, of which $17.2 million was within other assets and $4.2 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $10.4 million, translated at the June 30, 2020 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $29.5 million, translated at the June 30, 2020 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $10.9 million, translated at the June 30, 2020 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.5 million, translated at the June 30, 2020 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $9.2 million, translated at the June 30, 2020 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.4 million, translated at the June 30, 2020 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $9.5 million, translated at the June 30, 2020 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $29.6 million, translated at the June 30, 2020 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet as of June 30, 2020. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $9.7 million, translated at the June 30, 2020 spot rate. The Company has paid the assessment and has recognized this payment within other assets on its condensed consolidated balance sheet as of June 30, 2020. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

During March 2018, the Chinese Customs Service began an audit of the Company’s Chinese importations initially covering the periods 2015 through 2017 and has subsequently expanded its audit. The Company has responded to the initial questions from the Customs Service and the audit is ongoing. The Company believes that it has accrued the appropriate amounts, and at the present time the Company is unable to reasonably estimate the amount of any potential loss in excess of the amount already accrued relating to these matters.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of certain employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible settlement of these matters. As a result of these discussions, the Company has reached an understanding in principle with respect to the material terms of settlement and resolution documentation with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, the Company would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA. The Company would separately enter into a deferred prosecution agreement (“DPA”) with DOJ, under which DOJ would defer criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company would also undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. In addition, the Company would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. Based on these understandings and as required by U.S. GAAP, the Company previously recognized an estimated aggregate accrued liability for these matters of approximately $123 million, which has been recognized in other current liabilities within its condensed consolidated balance sheet as of June 30, 2020. Final resolution of these matters is subject to final approvals by the Company’s board of directors, the SEC, and DOJ, as well as court approval of the DPA. While the Company believes that, based on the foregoing terms, it is nearing final resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions and approvals will be reached and obtained. In the event settlements and final approvals are not reached and obtained, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate accrued amount noted above, and such actual loss amount could be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million accrued as stated above relating to these matters.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the Court issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. The Company believes the lawsuit is without merit and will vigorously defend itself against the claims in the lawsuit. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome.

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

As of June 30, 2020, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Net sales:
Primary Reporting Segment	$1,137.4	$1,053.1	$2,209.9	$2,074.9
China	209.5	187.0	399.4	337.4
Total net sales	$1,346.9	$1,240.1	$2,609.3	$2,412.3
Contribution margin(1):
Primary Reporting Segment	$480.1	$461.5	$947.2	$899.5
China(2)	187.1	168.6	355.5	301.7
Total contribution margin	$667.2	$630.1	$1,302.7	$1,201.2
Selling, general, and administrative expenses(2)	480.8	477.0	1,029.8	912.4
Other operating income	(3.3)	—	(12.4)	(27.3)
Interest expense, net	28.8	36.3	53.8	72.4
Other income, net	—	(5.9)	—	(14.4)
Income before income taxes	160.9	122.7	231.5	258.1
Income taxes	45.8	46.2	70.8	85.3
Net income	$115.1	$76.5	$160.7	$172.8

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $122.2 million and $108.2 million for the three months ended June 30, 2020 and 2019, respectively, and $227.9 million and $184.7 million for the six months ended June 30, 2020 and 2019, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Net sales:
United States	$375.3	$272.0	$647.2	$522.7
China	209.5	187.0	399.4	337.4
Mexico	96.4	121.2	211.3	240.5
Others	665.7	659.9	1,351.4	1,311.7
Total net sales	$1,346.9	$1,240.1	$2,609.3	$2,412.3

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2019 10-K. During the six months ended June 30, 2020, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $12.2 million and $9.9 million for the three months ended June 30, 2020 and 2019, respectively, and $22.5 million and $20.5 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the total unrecognized compensation cost related to all non-vested stock awards was $86.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the six months ended June 30, 2020:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2019(2)(3)	7,001	$27.85	5.4 years	$138.7
Granted	—	$—
Exercised	(1,228)	$31.32
Forfeited	(7)	$29.03
Outstanding as of June 30, 2020(2)(3)	5,766	$27.11	4.8 years	$103.0
Exercisable as of June 30, 2020(4)	5,753	$27.10	4.8 years	$102.9
Vested and expected to vest as of June 30, 2020	5,766	$27.11	4.8 years	$103.0

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.
(2)	Includes less than 0.1 million market condition SARs as of both June 30, 2020 and December 31, 2019.
(3)	Includes 2.1 million and 2.9 million performance condition SARs as of June 30, 2020 and December 31, 2019, respectively, which represents the maximum amount that can vest.
(4)	Includes less than 0.1 million market condition and 2.1 million performance condition SARs.

There were no SARs granted during the three and six months ended June 30, 2020 and 2019. The total intrinsic value of SARs exercised during the three months ended June 30, 2020 and 2019 was $10.1 million and $5.3 million, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2020 and 2019 was $11.7 million and $17.2 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the six months ended June 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2019(1)	1,833	$49.49
Granted(2)	1,893	$39.20
Vested	(317)	$49.36
Forfeited	(71)	$44.58
Outstanding and nonvested as of June 30, 2020(1)	3,338	$43.77
Expected to vest as of June 30, 2020(3)	2,822	$43.13

(1)	Includes 980,338 and 475,430 performance-based stock unit awards as of June 30, 2020 and December 31, 2019, respectively, which represents the maximum amount that can vest.
(2)	Includes 504,908 performance-based stock unit awards.
(3)	Includes 506,200 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended June 30, 2020 and 2019 was $1.4 million and $1.9 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2020 and 2019 was $11.0 million and $10.9 million, respectively.

8. Income Taxes

Income taxes were $45.8 million and $46.2 million for the three months ended June 30, 2020 and 2019, respectively, and $70.8 million and $85.3 million for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 28.5% and 37.7% for the three months ended June 30, 2020 and 2019, respectively, and 30.6% and 33.0% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of the Company’s income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of the Company’s income, partially offset by a decrease in net benefits from discrete events.

As of June 30, 2020, the total amount of unrecognized tax benefits, including related interest and penalties, was $59.4 million. If the total amount of unrecognized tax benefits was recognized, $39.1 million of unrecognized tax benefits, $9.6 million of interest, and $1.7 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.3 million within the next twelve months. Of this possible decrease, $2.1 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $5.2 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 5, Contingencies.

In July 2020, the U.S. Treasury Department issued final tax regulations related to foreign-derived intangible income and global intangible low-taxed income, or GILTI, provisions. Also in July 2020, the U.S. Treasury Department released final tax regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The Company is currently assessing the impact of these new regulations to its condensed consolidated financial statements.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2020, the Company recorded liabilities at fair value of $1.4 million relating to these interest rate swap agreements.

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

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

As of June 30, 2020 and December 31, 2019, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $38.6 million and $66.4 million, respectively. As of June 30, 2020, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2020, the Company recorded assets at fair value of $1.6 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2020 and December 31, 2019.

As of both June 30, 2020 and December 31, 2019, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of June 30, 2020, the Company had aggregate notional amounts of approximately $356.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2020 and 2019 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the three and six months ended June 30, 2020 and 2019:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.0)	$—	$6.3	$(1.0)
Interest rate swaps	(0.3)	—	(1.5)	—

As of June 30, 2020, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.7 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2020			June 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$272.8	$480.8	$28.8	$243.2	$477.0	$36.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(0.9)	—	—	0.1	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(0.7)	—	—	(0.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	0.1	—	—	0.4	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.1)	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2020			June 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$518.5	$1,029.8	$53.8	$484.8	$912.4	$72.4

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(1.2)	—	—	0.1	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.8)	—	—	(1.3)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	0.1	—	—	0.8	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.1)	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2020 and 2019:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(1.3)	$(2.5)	$1.7	$(0.2)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2020 and December 31, 2019.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of March 31, 2020	$0.1	$(328.9)	$373.0	$(263.0)	$(169.7)	$(388.5)
Issuance of 0.3 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.8			0.8
Additional capital from share-based compensation			12.2			12.2
Repurchases of 0.5 common shares	—		(5.3)		(16.0)	(21.3)
Net income					115.1	115.1
Foreign currency translation adjustment, net of income taxes of $(2.3)				17.2		17.2
Unrealized loss on derivatives, net of income taxes of $—				(0.3)		(0.3)
Balance as of June 30, 2020	$0.1	$(328.9)	$380.7	$(246.1)	$(70.6)	$(264.8)

	Three Months Ended June 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of March 31, 2019	$0.1	$(328.9)	$333.8	$(204.1)	$(430.0)	$(629.1)
Issuance of 0.2 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.9			0.9
Additional capital from share-based compensation			9.9			9.9
Repurchases of 0.1 common shares	—		(1.4)			(1.4)
Reclassification from temporary equity			11.3			11.3
Net income					76.5	76.5
Foreign currency translation adjustment, net of income taxes of $(1.5)				(1.8)		(1.8)
Unrealized loss on derivatives, net of income taxes of $—				(0.5)		(0.5)
Balance as of June 30, 2019	$0.1	$(328.9)	$354.5	$(206.4)	$(353.5)	$(534.2)

Changes in shareholders’ deficit for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 0.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		1.6			1.6
Additional capital from share-based compensation			22.5			22.5
Repurchases of 0.6 common shares	—		(10.0)		(16.0)	(26.0)
Net income					160.7	160.7
Foreign currency translation adjustment, net of income taxes of $(4.8)				(39.9)		(39.9)
Unrealized loss on derivatives, net of income taxes of $(0.3)				6.3		6.3
Balance as of June 30, 2020	$0.1	$(328.9)	$380.7	$(246.1)	$(70.6)	$(264.8)

	Six Months Ended June 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2018	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)
Issuance of 0.6 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		1.5			1.5
Additional capital from share-based compensation			20.5			20.5
Repurchases of 0.2 common shares	—		(9.0)			(9.0)
Forward Counterparties' delivery of 2.0 common shares to the Company	—		—			—
Net income					172.8	172.8
Foreign currency translation adjustment, net of income taxes of $(1.0)				5.3		5.3
Unrealized loss on derivatives, net of income taxes of $—				(1.9)		(1.9)
Balance as of June 30, 2019	$0.1	$(328.9)	$354.5	$(206.4)	$(353.5)	$(534.2)

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

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2020, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1,482.9 million.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. As of June 30, 2020, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no shares remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between retained earnings and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $1.0 million, respectively, of non-cash interest expense relating to amortization of these non-cash issuance costs within its condensed consolidated statements of income.

During the six months ended June 30, 2020, the Company repurchased approximately 0.4 million of its common shares through open market purchases at an aggregate cost of approximately $17.1 million, or an average cost of $39.27 per share, and subsequently retired these shares. During the six months ended June 30, 2019, the Company did not repurchase any of its common shares through open market purchases. As of both June 30, 2020 and December 31, 2019, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2020 and 2019, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the six months ended June 30, 2020 and 2019, the Company’s share repurchases, inclusive of transaction costs, were $17.1 million and zero, respectively, under the Company’s share repurchase programs, and $8.9 million and $9.0 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2020 and 2019, the Company’s total share repurchases, including shares withheld for tax purposes, were $26.0 million and $9.0 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

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

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2020			June 30, 2019
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(268.7)	$5.7	$(263.0)	$(204.5)	$0.4	$(204.1)
Other comprehensive income (loss) before reclassifications, net of tax	17.2	(1.3)	15.9	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.0	1.0	—	(0.5)	(0.5)
Total other comprehensive income (loss), net of reclassifications	17.2	(0.3)	16.9	(1.8)	(0.5)	(2.3)
Ending balance	$(251.5)	$5.4	$(246.1)	$(206.3)	$(0.1)	$(206.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended June 30, 2020 and 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $2.3 million for foreign currency translation adjustments for the three months ended June 30, 2020.

Other comprehensive income before reclassifications was net of tax benefit of $1.5 million for foreign currency translation adjustments for the three months ended June 30, 2019.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2020			June 30, 2019
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$(0.9)	$(212.5)	$(211.6)	$1.8	$(209.8)
Other comprehensive (loss) income before reclassifications, net of tax	(39.9)	5.1	(34.8)	5.3	(1.0)	4.3
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.2	1.2	—	(0.9)	(0.9)
Total other comprehensive (loss) income, net of reclassifications	(39.9)	6.3	(33.6)	5.3	(1.9)	3.4
Ending balance	$(251.5)	$5.4	$(246.1)	$(206.3)	$(0.1)	$(206.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the six months ended June 30, 2020 and 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $4.8 million and $0.3 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the six months ended June 30, 2020.

Other comprehensive income before reclassifications was net of tax benefit of $1.0 million for foreign currency translation adjustments for the six months ended June 30, 2019.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Weighted-average shares used in basic computations	137.9	137.4	137.9	137.2
Dilutive effect of exercise of equity grants outstanding	2.2	3.6	2.2	4.2
Dilutive effect of 2019 Convertible Notes	—	1.4	—	2.8
Weighted-average shares used in diluted computations	140.1	142.4	140.1	144.2

There were an aggregate of 1.8 million and 1.0 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended June 30, 2020 and 2019, respectively, and an aggregate of 1.9 million and 1.0 million of equity grants, consisting of SARs and stock units, that were outstanding during the six months ended June 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company was required to settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2019 Convertible Notes. The dilutive impacts for the three and six months ended June 30, 2019 are disclosed in the table above. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and six months ended June 30, 2020 and 2019, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2020 and 2019. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

The Capped Call Transactions were excluded from the calculation of diluted earnings per share because their impact was always anti-dilutive and the Forward Transactions were treated as retired shares for basic and diluted EPS purposes, in each case for the periods the transactions were in effect. On August 15, 2019, the remaining Capped Call Transactions expired unexercised and all shares were retired under the Forward Transactions. See Note 10, Shareholders’ Deficit, for additional discussion regarding the Capped Call Transactions and Forward Transactions.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2020 and December 31, 2019:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2020	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.6	$0.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.8	3.1	Prepaid expenses and other current assets
	$4.4	$3.2
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.7	$1.9	Other current liabilities
Interest rate swaps	1.4	—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	0.6	1.1	Other current liabilities
	$2.7	$3.0

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2020
Foreign exchange currency contracts	$4.4	$(1.4)	$3.0
Total	$4.4	$(1.4)	$3.0
December 31, 2019
Foreign exchange currency contracts	$3.2	$(1.4)	$1.8
Total	$3.2	$(1.4)	$1.8

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2020
Foreign exchange currency contracts	$1.3	$(1.4)	$(0.1)
Interest rate swaps	1.4	—	1.4
Total	$2.7	$(1.4)	$1.3
December 31, 2019
Foreign exchange currency contracts	$3.0	$(1.4)	$1.6
Total	$3.0	$(1.4)	$1.6

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2020 and December 31, 2019, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $38.1 million and $38.9 million and deferred tax assets of $66.4 million and $79.3 million as of June 30, 2020 and December 31, 2019, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Accrued compensation	$113.9	$121.6
Accrued service fees to China independent service providers	64.6	62.2
Accrued advertising, events, and promotion expenses	45.7	48.5
Current operating lease liabilities	34.1	37.4
Advance sales deposits	106.8	64.3
Income taxes payable	14.4	17.0
Other accrued liabilities	303.6	213.6
Total	$683.1	$564.6

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $63.4 million and $62.4 million and deferred income tax liabilities of $21.1 million and $21.4 million as of June 30, 2020 and December 31, 2019, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2019 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

On July 13, 2020, the Company announced the commencement of a modified “Dutch auction” tender offer to purchase its common shares for an aggregate cash purchase price of up to $750 million and at a per share price not greater than $50.00 nor less than $44.75, net to the seller in cash, less any applicable tax withholding and without interest, upon the terms and subject to the conditions described in the tender offer documentation. Unless the offer is extended, the tender offer is scheduled to expire on August 11, 2020. The terms of the tender offer are subject to change pursuant to conditions set forth in this tender offer.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. The outbreak and subsequent global spread of the virus has impacted the general public, companies and state, local and national governments and economies worldwide, as well as global financial markets, and caused unemployment to increase. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures, or others that may be implemented in the future, although temporary in nature, may become more restrictive or continue indefinitely.

Our business and operations have been affected by the pandemic in manners and degrees that vary by market and we expect that the effects may extend through the end of the year. For the health and safety of our employees, our Members, and their customers, we implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities, some of which measures continue. Generally, we have been able to satisfy current levels of demand. While demand for our nutritional products continues to be at or above pre-pandemic levels and pandemic constraints have been lessened in most markets by the designation of our nutritional business as “essential” or other similar characterization, our operations have been and continue to be disrupted. The most significant impacts we have seen, depending on market, include:

•	Constrained ability to deliver product to Members and/or have Members pick product up from our access points due to facility closures and other precautionary measures we have implemented;
•	Restrictions or outright prohibitions on in-person training and promotional meetings and events for Members that are a key aspect of our business model, such as our annual regional Extravaganzas;
•	Constrained ability of Members to have face-to-face contact with their customers, including at Nutrition Clubs; and
•	Slowed office operations as many of our employees have limited access to their regular place of employment.

We and our Members have responded to the pandemic and its impacts on our business and theirs by adapting operations and taking a number of proactive measures to mitigate those impacts. The most significant measures include:

•

Adapting product access to the varying market-specific challenges, including shifting to more home product delivery from Member pick-up, and shifting to online or phone orders only from in-person ordering;

•

Enhancing our training and promotion of technological tools offered to support Members’ online operations and accelerating the launch of certain functionalities, such as functions that facilitate our Members’ ability to communicate and transact with Nutrition Club customers;

•	Members continuing to or increasing the ways they leverage the Internet and social media for customer contact including training, order-taking, and acceptance of payment;
•	Member-operated Nutrition Clubs adding to or shifting from on-site offerings of single servings to carry-out and home delivery of single servings, as well as sales of fully packaged products;
•

Instituting product purchase limitations for certain in-demand products to help ensure as many Members and their customers have fair access to these products and to minimize out-of-stock conditions; and

•

Physical changes at our major facilities, such as our manufacturing plants and distribution centers, including pre-entry temperature checks, face masks for employees, and plexiglass barriers, and employees working from home where possible rather than at company offices.

We believe our cash on hand as of June 30, 2020 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our $282.5 million revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the second quarter and first half of 2020 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion of risks related to the COVID-19 pandemic.

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

	Three Months Ended			Six Months Ended
	June 30, 2020	June 30, 2019	% Change	June 30, 2020	June 30, 2019	% Change
	(Volume Points in millions)
North America	492.4	355.6	38.5%	848.4	686.3	23.6%
Mexico	213.5	221.7	(3.7)%	423.3	446.6	(5.2)%
South and Central America	109.1	122.3	(10.8)%	235.8	256.1	(7.9)%
EMEA	406.7	336.3	20.9%	743.4	661.8	12.3%
Asia Pacific	352.7	371.3	(5.0)%	762.4	740.5	3.0%
China	144.7	122.9	17.7%	269.3	219.2	22.9%
Worldwide	1,719.1	1,530.1	12.4%	3,282.6	3,010.5	9.0%

Volume Points increased 12.4% and 9.0% for the three and six months ended June 30, 2020, including a mixed impact of COVID-19 pandemic conditions across our markets, after having increased 0.1% and 3.0%, respectively, for the same periods in 2019. Although pandemic conditions had adverse operational impacts across all markets, we believe our Members in certain markets are more focused on their business where we have seen increased net sales and Volume Point growth in certain markets, particularly the North America region and certain EMEA markets.

We believe North America’s Volume Point increases for the quarter and year-to-date periods, which were well above the increases for the comparable prior year periods, also reflect the continuing success of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s decrease for the quarter and year-to-date reflects continuing difficult economic conditions and a consequent slowing of our business momentum for the market. The South and Central America region saw declines in Volume Points for the 2020 quarter and year-to-date periods versus the 2019 periods, although we believe progress in certain markets in transition to sustainable, customer-oriented business practices were offset in those markets and across the region by the adverse impact of pandemic conditions. EMEA saw increased Volume Point growth for the quarter and year-to-date periods versus 2019, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion, as well as strong business momentum including new Member recruitment. The Asia Pacific region saw a Volume Point decline for the second quarter, and a slight increase for the year-to-date period, compared to strong growth for both comparable periods last year, as favorable long term trends were offset by the adverse impact of pandemic conditions across the region, especially in India. China achieved strong Volume Point increases for the quarter and year-to-date periods in comparison to comparable 2019 periods that were weakened by disruption from the Chinese government’s 100-day review, concluded in April 2019, of the health product industry. We expect COVID-19 pandemic conditions to continue to impact Volume Point results; however, we are unable to predict the duration or magnitude of these effects. Results and more regional or country-specific impacts of the COVID-19 pandemic are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 40.9% and 41.0% of retail value for the three months ended June 30, 2020 and 2019, respectively, and 41.0% and 41.3% of retail value for the six months ended June 30, 2020 and 2019, respectively. Depending on product and market, distributor allowances and Marketing Plan payouts for the three and six months ended June 30, 2020 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our “other income, net” consists of non-operating income and expenses such as gains or losses due to subsequent changes in the fair value of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K for further information on the CVR.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2020 were $1,346.9 million and $2,609.3 million, respectively. Net sales increased $106.8 million, or 8.6% ($107.0 million, or 8.6% excluding Venezuela), and $197.0 million, or 8.2% ($197.0 million, or 8.2% excluding Venezuela), for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 14.9% and 13.3% (14.1% and 12.3% excluding Venezuela) for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 8.6% increase in net sales for the three months ended June 30, 2020 was primarily driven by an increase in sales volume, as indicated by a 12.4% increase in Volume Points, a 3.2% favorable impact of price increases (2.4% favorable impact excluding Venezuela), and a 1.4% favorable impact of country sales mix, partially offset by a 6.3% unfavorable impact of fluctuations in foreign currency exchange rates (5.5% unfavorable impact excluding Venezuela) and a 2.4% unfavorable impact of timing differences between the recognition of net sales and Volume Points. The 8.2% increase in net sales for the six months ended June 30, 2020 was primarily driven by an increase in sales volume, as indicated by a 9.0% increase in Volume Points, and a 3.9% favorable impact of price increases (2.9% favorable impact excluding Venezuela), partially offset by a 5.1% unfavorable impact of fluctuations in foreign currency exchange rates (4.1% unfavorable impact excluding Venezuela).

Net income for the three and six months ended June 30, 2020 was $115.1 million, or $0.82 per diluted share, and $160.7 million, or $1.15 per diluted share, respectively. Net income increased $38.6 million, or 50.5%, and decreased $12.1 million, or 7.0%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The increase in net income for the three months ended June 30, 2020 was mainly due to $37.1 million higher contribution margin driven by higher net sales. The decrease in net income for the six months ended June 30, 2020 was mainly due to $117.4 million higher selling, general, and administrative expenses primarily driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $14.4 million unfavorable impact from other income, net relating to CVR revaluations in 2019 as described below; and $8.9 million lower China government grant income; partially offset by $101.5 million higher contribution margin driven by higher net sales; $18.6 million lower interest expense, net; and $14.5 million lower income taxes.

Net income for the three months ended June 30, 2020 included a $6.1 million pre-tax unfavorable impact ($5.7 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $5.5 million pre-tax unfavorable impact ($6.0 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $3.3 million pre-tax favorable impact ($2.3 million post-tax) of government grant income in China; and a $0.8 million unfavorable impact ($8.9 million post-tax) from expenses related to regulatory inquiries.

Net income for the six months ended June 30, 2020 included an $85.3 million unfavorable impact ($76.3 million post-tax) from expenses related to regulatory inquiries and a legal accrual, which includes $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; a $12.4 million pre-tax favorable impact ($9.1 million post-tax) of government grant income in China; an $11.9 million pre-tax unfavorable impact ($10.2 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $10.7 million pre-tax unfavorable impact ($11.3 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); and a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2020 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2019 included a $17.7 million pre-tax unfavorable impact ($16.5 million post-tax) from expenses related to regulatory inquiries and a legal accrual related to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $12.0 million pre-tax unfavorable impact ($12.2 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $5.9 million pre-tax favorable impact ($6.2 million post-tax) of gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K); a $0.6 million post-tax favorable impact related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K); and a $0.2 million post-tax favorable impact of government grant income in China.

Net income for the six months ended June 30, 2019 included a $32.2 million pre-tax unfavorable impact ($27.7 million post-tax) from expenses related to regulatory inquiries and a legal accrual related to the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $24.3 million pre-tax unfavorable impact ($23.7 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $21.3 million pre-tax favorable impact ($14.9 million post-tax) of government grant income in China; a $14.4 million pre-tax favorable impact ($12.6 million post-tax) of gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K); and a $6.0 million pre-tax favorable impact ($5.1 million post-tax) related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.3	19.6	19.9	20.1
Gross profit	79.7	80.4	80.1	79.9
Royalty overrides(1)	30.2	29.6	30.2	30.1
Selling, general, and administrative expenses(1)	35.7	38.5	39.5	37.8
Other operating income	(0.3)	—	(0.5)	(1.1)
Operating income	14.1	12.3	10.9	13.1
Interest expense, net	2.2	2.9	2.0	3.0
Other income, net	—	(0.5)	—	(0.6)
Income before income taxes	11.9	9.9	8.9	10.7
Income taxes	3.4	3.7	2.7	3.5
Net income	8.5%	6.2%	6.2%	7.2%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,137.4 million and $2,209.9 million for the three and six months ended June 30, 2020, respectively, representing an increase of $84.3 million, or 8.0% ($84.4 million, or 8.0% excluding Venezuela), and $135.0 million, or 6.5% ($135.0 million, or 6.5% excluding Venezuela), for the three and six months ended June 30, 2020 and 2019, respectively, as compared to the same periods in 2019. In local currency, net sales increased 14.6% and 11.7% (13.7% and 10.6% excluding Venezuela) for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 8.0% increase in net sales for the three months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by an 11.9% increase in Volume Points, and a 3.8% favorable impact of price increases (2.9% favorable impact excluding Venezuela); partially offset by a 6.6% unfavorable impact of fluctuations in foreign currency exchange rates (5.7% unfavorable impact excluding Venezuela) and a 2.1% unfavorable impact of timing differences between the recognition of net sales and Volume Points. The 6.5% increase in net sales for the six months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by an 8.0% increase in Volume Points, and a 4.3% favorable impact of price increases (3.1% favorable impact excluding Venezuela); partially offset by a 5.2% unfavorable impact of fluctuations in foreign currency exchange rates (4.1% unfavorable impact excluding Venezuela).

For a discussion of China’s net sales for the three and six months ended June 30, 2020, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $480.1 million, or 42.2% of net sales, and $947.2 million, or 42.9% of net sales, for the three and six months ended June 30, 2020, respectively, representing an increase of $18.6 million, or 4.0% ($18.5 million, or 4.0% excluding Venezuela), and $47.7 million, or 5.3% ($47.2 million, or 5.2% excluding Venezuela), for the three and six months ended June 30, 2020 and 2019, respectively, as compared to the same periods in 2019. The 4.0% increase in contribution margin for the three months ended June 30, 2020 was primarily the result of an 11.9% favorable impact of volume increases and a 5.9% favorable impact of price increases (4.5% favorable impact excluding Venezuela); partially offset by a 6.9% unfavorable impact of fluctuations in foreign currency exchange rates (5.4% unfavorable impact excluding Venezuela), a 3.1% unfavorable impact of timing differences between the recognition of net sales and sales volume, and a 3.0% unfavorable impact of other cost changes related to self-manufacturing and sourcing and increased freight costs from orders shifting toward home delivery versus Member pick-up. The 5.3% increase in contribution margin for the six months ended June 30, 2020 was primarily the result of an 8.0% favorable impact of volume increases and a 6.7% favorable impact of price increases (4.9% favorable impact excluding Venezuela); partially offset by a 5.7% unfavorable impact of fluctuations in foreign currency exchange rates (3.7% unfavorable impact excluding Venezuela), and a 1.7% unfavorable impact of other cost changes related to self-manufacturing and sourcing and increased freight costs from orders shifting toward home delivery versus Member pick-up.

China reported contribution margin of $187.1 million and $355.5 million for the three and six months ended June 30, 2020, respectively, representing an increase of $18.5 million, or 11.0%, and $53.8 million, or 17.8%, for the three and six months ended June 30, 2020 and 2019, respectively, as compared to the same periods in 2019. The 11.0% increase in contribution margin for the three months ended June 30, 2020 was primarily the result of a 17.7% favorable impact of volume increases and a 2.2% favorable impact of sales mix, partially offset by a 4.7% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.7% unfavorable impact of timing differences between the recognition of net sales and sales volume. The 17.8% increase in contribution margin for the six months ended June 30, 2020 was primarily the result of a 22.9% favorable impact of volume increases, a 2.5% favorable impact of sales mix, and a 1.7% favorable impact of price increases, partially offset by a 4.4% unfavorable impact of timing differences between the recognition of net sales and sales volume and a 3.9% unfavorable impact of fluctuations in foreign currency exchange rates.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	June 30, 2020					June 30, 2019
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$639.7	$(292.5)	$347.2	$38.8	$386.0	$462.2	$(210.9)	$251.3	$27.0	$278.3	38.7%
Mexico	167.2	(76.7)	90.5	5.9	96.4	201.8	(91.6)	110.2	11.0	121.2	(20.5)%
South and Central America	120.7	(53.5)	67.2	3.2	70.4	154.9	(69.0)	85.9	5.2	91.1	(22.7)%
EMEA	511.4	(227.1)	284.3	16.0	300.3	448.7	(201.2)	247.5	15.4	262.9	14.2%
Asia Pacific	490.7	(214.5)	276.2	8.1	284.3	512.4	(223.4)	289.0	10.6	299.6	(5.1)%
China	226.4	(18.3)	208.1	1.4	209.5	203.5	(17.6)	185.9	1.1	187.0	12.0%
Worldwide	$2,156.1	$(882.6)	$1,273.5	$73.4	$1,346.9	$1,983.5	$(813.7)	$1,169.8	$70.3	$1,240.1	8.6%

	Six Months Ended
	June 30, 2020					June 30, 2019
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$1,101.9	$(504.1)	$597.8	$65.9	$663.7	$888.0	$(405.2)	$482.8	$52.0	$534.8	24.1%
Mexico	365.6	(167.2)	198.4	12.9	211.3	404.0	(183.2)	220.8	19.7	240.5	(12.1)%
South and Central America	276.6	(122.7)	153.9	8.0	161.9	325.3	(145.3)	180.0	10.9	190.9	(15.2)%
EMEA	954.8	(425.9)	528.9	30.1	559.0	877.4	(393.0)	484.4	30.2	514.6	8.6%
Asia Pacific	1,060.4	(464.1)	596.3	17.7	614.0	1,016.7	(443.6)	573.1	21.0	594.1	3.3%
China	429.0	(32.4)	396.6	2.8	399.4	365.7	(30.2)	335.5	1.9	337.4	18.4%
Worldwide	$4,188.3	$(1,716.4)	$2,471.9	$137.4	$2,609.3	$3,877.1	$(1,600.5)	$2,276.6	$135.7	$2,412.3	8.2%

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

As discussed further by market below, the Company has responded to COVID-19 pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2020 as compared to the same periods in 2019, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume. We are evaluating our current approach to assigning and maintaining Volume Point values for certain products or markets. Any changes to this approach may have an impact on the use of Volume Points as a proxy for sales trends in future periods.

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

North America

The North America region reported net sales of $386.0 million and $663.7 million for the three and six months ended June 30, 2020, respectively. Net sales increased $107.7 million, or 38.7%, and $128.9 million, or 24.1%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 38.8% and 24.2% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 38.7% increase in net sales for the three months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 38.5% increase in Volume Points, and a 2.9% favorable impact of price increases. The 24.1% increase in net sales for the six months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 23.6% increase in Volume Points, and a 2.7% favorable impact of price increases.

Net sales in the U.S. were $375.3 million and $647.2 million for the three and six months ended June 30, 2020, respectively. Net sales increased $103.3 million, or 38.0%, and $124.5 million, or 23.8%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. The number of active Nutrition Clubs in the region has continued to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate. Strengthened momentum for the market has resulted in higher rates of growth in net sales for the region for the quarter and year-to-date periods than those for the comparable 2019 periods.

In response to pandemic conditions, product distribution to our Members has been altered to allow online orders only; our two major U.S. distribution centers are shipping only, with no in-person pick-ups permitted; and our sales centers are for pick-up only, with no orders taken on-site as of yet; however, our Members’ ability to obtain product has not materially decreased. Members’ Nutrition Clubs, which represent a major DMO for the region, are operating in some areas as pick-up points for product only versus their more traditional on-site consumption approach. Nutrition Club sales volume increased for the second quarter versus the prior year, including the impact of home deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, have shifted to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

As evidenced by continuing Volume Point growth for the region, we believe that our responsive efforts to pandemic conditions have been effective to date and we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members.

Mexico

The Mexico region reported net sales of $96.4 million and $211.3 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $24.8 million, or 20.5%, and $29.2 million, or 12.1%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 3.3% and 2.0% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 20.5% decrease in net sales for the three months ended June 30, 2020 was primarily due to a 17.2% unfavorable impact of fluctuations in foreign currency exchange rates and a decrease in sales volume, as indicated by a 3.7% decrease in Volume Points, partially offset by a 1.7% favorable impact of price increases. The 12.1% decrease in net sales for the six months ended June 30, 2020 was primarily due to a 10.1% unfavorable impact of fluctuations in foreign currency exchange rates and a decrease in sales volume, as indicated by a 5.2% decrease in Volume Points, partially offset by a 2.5% favorable impact of price increases.

We believe the Volume Point decrease for the quarter and year-to-date periods reflects continuing difficult economic conditions and a consequent slowing of our business momentum for the market. We continue to have an active program of Member promotions contributing to Member activity, including certain additional offerings in the second quarter of 2020 as a response to pandemic conditions. The net sales declines for the quarter and year-to-date periods compared to slight increases for the comparable prior year periods were driven primarily by adverse foreign exchange movement for the 2020 periods compared to 2019 movement.

Despite the pandemic conditions, nearly all product access points in Mexico, both Company-operated and third party, have remained open. Our Members’ Nutrition Clubs remain open with modified operations. Mexico is a region where home delivery is not a prevalent method of product distribution, so we may incur higher levels of business disruption if these locations were to close or operating activities are further restricted. Members continue to have largely normal access to product and continue to be able to purchase products with cash. Mexico is a region where we continue to have a high volume of cash transactions relating to our Member sales; therefore, we may similarly incur higher levels of transaction disruption if our members are unable to make payments to purchase our product.

South and Central America

The South and Central America region reported net sales of $70.4 million and $161.9 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $20.7 million, or 22.7% ($20.6 million, or 22.8% excluding Venezuela), and $29.0 million, or 15.2% ($29.0 million, or 15.3% excluding Venezuela), for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 1.0% and 8.4% (decreased 9.8% and 4.2% excluding Venezuela) for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 22.7% decrease in net sales for the three months ended June 30, 2020 was due to a 23.7% unfavorable impact of fluctuations in foreign currency exchange rates (13.0% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 10.8% decrease in Volume Points, partially offset by a 15.7% favorable impact of price increases (5.0% favorable impact excluding Venezuela). The 15.2% decrease in net sales for the six months ended June 30, 2020 was due to a 23.6% unfavorable impact of fluctuations in foreign currency exchange rates (11.0% unfavorable impact excluding Venezuela) and a decline in sales volume, as indicated by a 7.9% decrease in Volume Points, partially offset by a 17.3% favorable impact of price increases (4.3% favorable impact excluding Venezuela). Efforts intended to build more sustainable business for our Members through a focus on daily product consumption and retailing are taking hold in certain markets in the region, though they continue to take hold more slowly in other markets. COVID-19 pandemic conditions, however, have impacted the region adversely, and significantly so for certain markets in the region including Brazil and Peru, causing the net sales decline for the second quarter to be greater than net sales decline for the comparable 2019 period. Pandemic impacts have varied by market across the region but have included product shipping delays and widespread suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes.

Net sales in Brazil were $15.6 million and $41.6 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $10.5 million, or 40.4%, and $15.2 million, or 26.8%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 18.5% and 8.9% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.7 million and $10.2 million on net sales for the three and six months ended June 30, 2020, respectively. In May 2019, we segmented our Member base in the market into distributors and preferred members; we are leveraging this segmentation for communication and promotion purposes, and have made preferred members a strategic focus in order to drive a larger base of new customers. We have expanded our product line to meet consumer demands in new product segments. We believe these efforts were helping to re-establish our business momentum; however, COVID-19 pandemic conditions have constrained our business in Brazil since late March with adverse impact on sales volumes and Member recruitment since that time. Although our distribution centers are currently open, product pick-up is generally not available at those locations. The majority of other product access points are now open for pick-up. Members’ Nutrition Clubs are partially closed, leaving pickup and home delivery as the primary channel for Nutrition Clubs that remain open, adversely impacting our Members.

Net sales in Peru were $11.7 million and $27.5 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $3.2 million, or 20.9%, and $4.4 million, or 13.8%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 18.2% and 11.7% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.4 million and $0.7 million on net sales for the three and six months ended June 30, 2020, respectively. Sales volumes that were above the volumes for the prior year through mid-March declined significantly from that time through most of the second quarter due to pandemic conditions. We are taking orders by Internet and phone and shipping product to Member homes and many of our sales centers remain closed and are currently only operating for home delivery as well. Members’ Nutrition Clubs have also been modified for home delivery only. We incurred significant shipping and delivery delays during an adaptation period during which we modified and expanded our delivery capabilities.

EMEA

The EMEA region reported net sales of $300.3 million and $559.0 million for the three and six months ended June 30, 2020, respectively. Net sales increased $37.4 million, or 14.2%, and $44.4 million, or 8.6%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 20.9% and 13.6% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 14.2% increase in net sales for the three months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 20.9% increase in Volume Points, and a 3.3% favorable impact of price increases; partially offset by a 6.7% unfavorable impact of fluctuations in foreign currency exchange rates and a 4.8% unfavorable impact of timing differences between the recognition of net sales and Volume Points. The 8.6% increase in net sales for the six months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 12.3% increase in Volume Points, and a 3.8% favorable impact of price increases; partially offset by a 5.0% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Points were generally higher across the region for the quarter and year-to-date periods. The Volume Point growth that has been seen across the EMEA region for a number of years reflects, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. In addition to the major markets discussed below, strong business momentum in the United Kingdom, South Africa, France, and Israel contributed to region net sales growth for the second quarter and year-to-date.

Due to COVID-19 pandemic conditions, our sales centers and other product access points are closed in many markets of the region, leaving shipping for home delivery as the primary distribution channel while these conditions persist. Members are turning further to social media to carry out their sales and oversight activities. These adaptations have been successful in limiting the adverse impact of the pandemic.

Net sales in Spain were $43.5 million and $76.2 million for the three and six months ended June 30, 2020, respectively. Net sales increased $5.7 million, or 15.1%, and $2.7 million, or 3.7%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 17.4% and 6.2% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.8 million and $1.8 million on net sales for the three and six months ended June 30, 2020, respectively. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships, as well as enhanced technology tools, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. In response to pandemic conditions, including significant “lockdown” conditions, we are shifting our operations to primarily online activities to mitigate the negative impacts of being unable to conduct in-person meetings, trainings, and selling activities. Home delivery continues to be our prevailing distribution channel and has not seen significant disruption. After the first quarter of 2020 saw a small sales volume decline, the second quarter saw a significant volume increase as our Members appear to have adapted to pandemic conditions, leveraging online tools to reach their customers.

Net sales in Russia were $37.0 million and $74.4 million for the three and six months ended June 30, 2020, respectively. Net sales increased $0.9 million, or 2.4%, and $6.6 million, or 9.9%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 14.2% and 16.8% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.2 million and $4.7 million on net sales for the three and six months ended June 30, 2020, respectively. Russia achieved sales volume increases for the second quarter and year-to-date periods versus the prior year despite some pandemic disruption commencing late in the first quarter. Many of our sales centers are currently operating only for home delivery, a model newly expanded for the market due to the pandemic conditions. To support this expansion, we provided free home delivery to purchasers of certain volume during the majority of the second quarter and through early in the third quarter. More broadly, Russia continues to focus on the Nutrition Club DMO, supported by new products, training, and promotion for all levels of Membership, as well as product access expansion.

Net sales in Italy were $34.7 million and $64.3 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $0.1 million, or 0.4%, and $4.1 million, or 5.9%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 1.6% and decreased 3.6% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.7 million and $1.6 million on net sales for the three and six months ended June 30, 2020, respectively. Sales volume increased for the second quarter versus the prior year period and decreased for the year-to-date period. After weakened momentum in our business and pandemic conditions in the country contributed to a sales volume decline for the first quarter of the year, adaptation by Members to pandemic conditions, such as online communication with customers, has been a contributing factor to our sales volume increase for the second quarter.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $284.3 million and $614.0 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $15.3 million, or 5.1%, and increased $19.9 million, or 3.3%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 2.1% and increased 5.6% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 5.1% decrease in net sales for the three months ended June 30, 2020 was primarily due to a decrease in sales volume, as indicated by a 5.0% decrease in Volume Points, and a 3.0% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 2.3% favorable impact of price increases. The 3.3% increase in net sales for the six months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 3.0% increase in Volume Points, and a 2.6% favorable impact of price increases, partially offset by a 2.2% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point and net sales increases in recent years for most markets in the region are a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line and access point expansion. However, COVID-19 pandemic conditions, such as closed sales centers and Members’ Nutrition Clubs and a reliance on home delivery for product distribution, have had an adverse impact on results commencing late in the first quarter, most significantly for India but broadly across the region. Despite some impact of pandemic conditions, the Vietnam market reported volume growth for the quarter and year-to-date compared to the prior year periods, as described below.

Net sales in India were $65.0 million and $148.7 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $11.6 million, or 15.2%, and $0.6 million, or 0.4%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 7.5% and increased 4.8% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.9 million and $7.8 million on net sales for the three and six months ended June 30, 2020, respectively. Sales volumes have increased in India in recent years, as we continued to expand our product line and make it easier for our Members to do business such as by adding product access points and payment methods. Operating constraints due to the COVID-19 pandemic, described below, that arose late in the first quarter led to a significant decline in sales volumes for the second quarter compared to the prior year period.

Although certain Indian states have implemented pandemic-related operating constraints, including reduced product manufacturing capacity and constrained ability to deliver product to Members, our manufacturing capacity has met demand. We continue to take Member orders and payments online, though a portion of company locations are open for the taking of orders and payment. During the second quarter, home delivery was our primary method of distribution for the market. Disruption to our collections and expenditures of cash have eased, though we continue to move transactions to electronic collection and payment for operating efficiency purposes and for Member convenience.

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

Net sales in Vietnam were $42.3 million and $96.3 million for the three and six months ended June 30, 2020, respectively. Net sales increased $7.7 million, or 22.3%, and $22.9 million, or 31.2%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 22.4% and 31.5% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates did not have a material impact on net sales for the three months ended June 30, 2020 and had an unfavorable impact of $0.2 million on net sales for the six months ended June 30, 2020. During the second quarter of 2020, Vietnam continues to have strong momentum, having adapted to increased direct-selling regulatory requirements and as sales leadership continues to focus on sustainable, consumption-oriented business practices. COVID-19 pandemic-related operating constraints that we saw early in the second quarter had eased leading into the end of the second quarter.

Net sales in Indonesia were $38.7 million and $88.7 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $3.5 million, or 8.2%, and increased $4.0 million, or 4.7%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 3.9% and increased 7.1% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.8 million and $2.0 million on net sales for the three and six months ended June 30, 2020, respectively. Although Indonesia has increased sales volumes in recent years by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access, pandemic conditions had an adverse impact on our operations and results for the second quarter. Our sales centers have continued to operate via online ordering, home delivery, and pick-up, which were already established methods for the market. Many Members’ Nutrition Clubs, the major DMO for the market, are closed and those that have continued to operate saw reduced volumes attributed to government pandemic-related restrictions on their activities and public movement.

Net sales in South Korea were $31.4 million and $63.4 million for the three and six months ended June 30, 2020, respectively. Net sales decreased $4.7 million, or 13.1%, and $6.6 million, or 9.5%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 9.2% and 4.8% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.4 million and $3.3 million on net sales for the three and six months ended June 30, 2020, respectively. South Korea achieved Volume Point and net sales growth for 2019 after several years of transitionary impact from Marketing Plan changes that led to contraction in our business in the market, and this growth continued in the early part of 2020. Pandemic conditions, however, including the suspension of our training facilities and our Members’ Nutrition Clubs, have affected the market since mid-February and contributed to sales volume declines for the second quarter and year-to-date versus the prior year periods. Nutrition Clubs have begun to open on a limited basis, sales and training activities continue online, and delivery of product continues.

China

The China region reported net sales of $209.5 million and $399.4 million for the three and six months ended June 30, 2020, respectively. Net sales increased $22.5 million, or 12.0%, and $62.0 million, or 18.4%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 16.4% and 22.7% for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The 12.0% increase in net sales for the three months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 17.7% increase in Volume Points, and a 2.0% favorable impact of sales mix, partially offset by a 4.4% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.3% unfavorable impact of timing differences between the recognition of net sales and Volume Points. The 18.4% increase in net sales for the six months ended June 30, 2020 was primarily due to an increase in sales volume, as indicated by a 22.9% increase in Volume Points, a 2.3% favorable impact of sales mix, and a 1.5% favorable impact of price increases, partially offset by a 4.3% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.9% unfavorable impact of timing differences between the recognition of net sales and Volume Points.

The volume growth for the second quarter and year-to-date versus prior year periods, despite some disruption due to the COVID-19 viral outbreak, was partially attributable to comparison to weakened 2019 periods. During the first half of 2019, our China net sales were negatively impacted by the Chinese government’s 100-day review, or Review, of the health products industry, which concluded in April 2019. The Review, combined with negative media coverage about the Review, impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members had begun conducting meetings again toward the end of 2019 and the first quarter of 2020, the COVID-19 pandemic resulted in travel restrictions and other temporary measures which commenced early in the first quarter and negatively impacted our business for a time, including renewed sales meeting restrictions and Nutrition Club closures. We and our Members were able to mitigate the impact of these restrictions through 2020 by taking many sales and promotional activities online. By April 2020, though subject to additional changes in conditions, China operations had largely resumed on an adapted basis. Manufacturing plants and distribution centers are open and operating for the most part normally, as well as Nutrition Clubs, subject to certain social distancing measures, and sales meetings continue to be successfully held online. Some in-person sales meetings have begun to be held again, based on location and size and subject to government approval.

During 2019 we expanded our e-commerce platform to provide the ability for our China Members to service their customers via personalized sites, and for their retail customers to purchase products directly from the Company. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

	Three Months Ended
	June 30, 2020					June 30, 2019
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,319.5	$(550.8)	$768.7	$45.0	$813.7	$1,255.8	$(524.9)	$730.9	$44.4	$775.3	5.0%
Targeted Nutrition	587.0	(245.0)	342.0	20.0	362.0	510.1	(213.2)	296.9	18.1	315.0	14.9%
Energy, Sports, and Fitness	167.9	(70.0)	97.9	5.7	103.6	145.5	(60.8)	84.7	5.2	89.9	15.2%
Outer Nutrition	42.0	(17.5)	24.5	1.5	26.0	38.8	(16.2)	22.6	1.4	24.0	8.3%
Literature, Promotional, and Other(1)	39.7	0.7	40.4	1.2	41.6	33.3	1.4	34.7	1.2	35.9	15.9%
Total	$2,156.1	$(882.6)	$1,273.5	$73.4	$1,346.9	$1,983.5	$(813.7)	$1,169.8	$70.3	$1,240.1	8.6%

	Six Months Ended
	June 30, 2020					June 30, 2019
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$2,556.5	$(1,066.5)	$1,490.0	$83.9	$1,573.9	$2,455.5	$(1,033.4)	$1,422.1	$85.9	$1,508.0	4.4%
Targeted Nutrition	1,155.3	(481.9)	673.4	37.9	711.3	1,003.3	(422.2)	581.1	35.1	616.2	15.4%
Energy, Sports, and Fitness	321.1	(133.9)	187.2	10.5	197.7	274.1	(115.3)	158.8	9.6	168.4	17.4%
Outer Nutrition	84.9	(35.4)	49.5	2.8	52.3	76.0	(32.0)	44.0	2.7	46.7	12.0%
Literature, Promotional, and Other(1)	70.5	1.3	71.8	2.3	74.1	68.2	2.4	70.6	2.4	73.0	1.5%
Total	$4,188.3	$(1,716.4)	$2,471.9	$137.4	$2,609.3	$3,877.1	$(1,600.5)	$2,276.6	$135.7	$2,412.3	8.2%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all categories increased for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,074.1 million and $996.9 million for the three months ended June 30, 2020 and 2019, respectively, and $2,090.8 million and $1,927.5 million for the six months ended June 30, 2020 and 2019, respectively. Gross profit as a percentage of net sales was 79.7% and 80.4% for the three months ended June 30, 2020 and 2019, respectively, or an unfavorable net decrease of 65 basis points, and 80.1% and 79.9% for the six months ended June 30, 2020 and 2019, respectively, or a favorable net increase of 22 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2020 as compared to the same period in 2019 included net unfavorable cost changes related to self-manufacturing and sourcing of 51 basis points, which includes decreased costs related to Mexico tariffs, other unfavorable cost changes of 43 basis points, which includes increased freight costs related to orders shifting toward home delivery versus Member pick-up, the unfavorable impact of foreign currency fluctuations of 14 basis points (no net impact excluding Venezuela), unfavorable changes in country mix of 12 basis points, and the unfavorable impact of higher inventory write-downs of 10 basis points, partially offset by the favorable impact of retail price increases of 65 basis points (favorable impact of 51 basis points excluding Venezuela). There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended June 30, 2020 as compared to the same period in 2019.

The increase in gross profit as a percentage of net sales for the six months ended June 30, 2020 as compared to the same period in 2019 included the favorable impact of retail price increases of 75 basis points (favorable impact of 56 basis points excluding Venezuela), favorable changes in country mix of 11 basis points, and the favorable impact of lower inventory write-downs of 8 basis points, partially offset by net unfavorable cost changes related to self-manufacturing and sourcing of 40 basis points, which includes decreased costs related to Mexico tariffs, other unfavorable cost changes of 30 basis points, which includes increased freight costs related to orders shifting toward home delivery versus Member pick-up, and the unfavorable impact of foreign currency fluctuations of 2 basis points (favorable impact of 16 basis points excluding Venezuela). The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the six months ended June 30, 2020 as compared to the same period in 2019 was 1 basis point.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $406.9 million and $366.8 million for the three months ended June 30, 2020 and 2019, respectively, and $788.1 million and $726.3 million for the six months ended June 30, 2020 and 2019, respectively. Royalty overrides as a percentage of net sales were 30.2% and 29.6% for the three months ended June 30, 2020 and 2019, respectively, and 30.2% and 30.1% for the six months ended June 30, 2020 and 2019, respectively.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $480.8 million and $477.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1,029.8 million and $912.4 million for the six months ended June 30, 2020 and 2019, respectively. Selling, general, and administrative expenses as a percentage of net sales were 35.7% and 38.5% for the three months ended June 30, 2020 and 2019, respectively, and 39.5% and 37.8% for the six months ended June 30, 2020 and 2019, respectively.

The increase in selling, general, and administrative expenses for the three months ended June 30, 2020 as compared to the same period in 2019 was driven by $29.0 million in higher labor and benefits costs and $14.0 million in higher service fees for China independent service providers due to higher sales in China, partially offset by $15.1 million in lower Member promotion and event costs, mostly resulting from cancellations of promotions and events due to the COVID-19 pandemic; $12.0 million of expenses relating to the SEC investigation relating to our disclosures regarding our marketing plan in China in 2019; and $6.4 million in lower travel and entertainment costs resulting from travel restrictions due to the COVID-19 pandemic.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2020 as compared to the same period in 2019 was driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; $43.2 million in higher service fees for China independent service providers due to higher sales in China; and $41.5 million in higher labor and benefits costs, partially offset by $24.0 million in lower Member promotion and event costs, mostly resulting from cancellations of promotions and events due to the COVID-19 pandemic, $19.0 million of expenses relating to the SEC investigation relating to our disclosures regarding our marketing plan in China in 2019; and $9.2 million in lower travel and entertainment costs resulting from travel restrictions due to the COVID-19 pandemic.

Other Operating Income

The $3.3 million of other operating income for the three months ended June 30, 2020 consisted of $3.3 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). We did not recognize any other operating income for the three months ended June 30, 2019.

The $12.4 million of other operating income for the six months ended June 30, 2020 consisted of $12.4 million of government grant income for China. The $27.3 million of other operating income for the six months ended June 30, 2019 consisted of $21.3 million of government grant income for China and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

Interest Expense, Net

Interest expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in millions)
Interest expense	$30.5	$42.4	$59.4	$84.8
Interest income	(1.7)	(6.1)	(5.6)	(12.4)
Interest expense, net	$28.8	$36.3	$53.8	$72.4

The decrease in interest expense, net for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily due to decreases in our overall weighted-average borrowings and weighted-average interest rate.

Other Income, Net

We did not recognize any other income, net for the three months ended June 30, 2020. The $5.9 million of other income, net for the three months ended June 30, 2019 consisted of a $5.9 million gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K).

We did not recognize any other income, net for the six months ended June 30, 2020. The $14.4 million of other income, net for the six months ended June 30, 2019 consisted of a $14.4 million gain on the revaluation of the CVR.

Income Taxes

Income taxes were $45.8 million and $46.2 million for the three months ended June 30, 2020 and 2019, respectively, and $70.8 million and $85.3 million for the six months ended June 30, 2020 and 2019, respectively. The effective income tax rate was 28.5% and 37.7% for the three months ended June 30, 2020 and 2019, respectively, and 30.6% and 33.0% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended June 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of our income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of our income, partially offset by a decrease in net benefits from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $4.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,740.0 million cash and cash equivalents as of June 30, 2020 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities. We recently launched a modified “Dutch auction” tender offer to purchase up to $750.0 million in common shares, upon the terms and subject to the conditions described in the tender offer documentation. We expect to use available cash to repurchase shares in the tender offer, which would reduce the amount of our cash and cash equivalents noted above.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2020 and December 31, 2019.

For the six months ended June 30, 2020, we generated $385.0 million of operating cash flow as compared to $114.8 million for the same period in 2019. The increase in our operating cash flow was the result of $276.9 million of favorable changes in operating assets and liabilities, partially offset by $6.7 million of lower net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows. The $276.9 million change in operating assets and liabilities was primarily the result of favorable changes in inventories, royalty overrides, and other current liabilities, which included favorable changes in accrued compensation, income taxes payable, advance sales deposits and other accrued expenses; partially offset by unfavorable changes in prepaid expenses and other current assets. The $6.7 million of lower net income excluding non-cash items was primarily driven by higher selling, general, and administrative expenses primarily from the $83.0 million in expenses related to the SEC and DOJ investigations relating to the FCPA matter in China, partially offset by higher contribution margin driven by higher net sales (See Summary Financial Results above for further discussion). The $83.0 million accrual related to the SEC and DOJ investigations had no net impact on our operating cash flow, as it decreased our net income by $83.0 million and increased our other current liabilities within our operating cash flow by $83.0 million.

Capital expenditures, including accrued capital expenditures, were $47.9 million and $47.5 million for the six months ended June 30, 2020 and 2019, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $130 million to $170 million for the full year of 2020.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2020 and December 31, 2019, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the six months ended June 30, 2020, we repaid a total amount of $10.4 million on amounts outstanding under the 2018 Credit Facility. During the six months ended June 30, 2019, we repaid a total amount of $10.0 million on amounts outstanding under the 2018 Credit Facility. As of June 30, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $995.1 million and $975.0 million, respectively. Of the $995.1 million outstanding under the 2018 Credit Facility as of June 30, 2020, $258.2 million was outstanding under the 2018 Term Loan A and $736.9 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of June 30, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.86% and 5.52%, respectively.

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

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2020, the total amount of our foreign subsidiary cash and cash equivalents was $517.1 million, of which $28.8 million was invested in U.S. dollars. As of June 30, 2020, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $1,222.9 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $1,482.9 million.

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

During the six months ended June 30, 2020, we repurchased approximately 0.4 million of our common shares through open market purchases at an aggregate cost of approximately $17.1 million, or an average cost of $39.27 per share, and subsequently retired these shares. During the six months ended June 30, 2019, we did not repurchase any of our common shares through open market purchases. As of both June 30, 2020 and December 31, 2019, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

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

Working Capital and Operating Activities

As of June 30, 2020 and December 31, 2019, we had working capital of $1,304.9 million and $523.8 million, respectively, or an increase of $781.1 million. The increase was primarily due to increases in cash and cash equivalents and receivables, partially offset by increases in royalty overrides and other current liabilities and a decrease in inventories.

We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter, including with respect to the recently announced modified “Dutch auction” tender offer for up to $750.0 million in common shares.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of June 30, 2020.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2020, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% and 0.2% of product sales for the three months ended June 30, 2020 and 2019, respectively, and 0.1% of product sales for both the six months ended June 30, 2020 and 2019, respectively.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $17.1 million and $15.1 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

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

As of June 30, 2020 and December 31, 2019, we had goodwill of approximately $86.8 million and $91.5 million, respectively. As of both June 30, 2020 and December 31, 2019, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the six months ended June 30, 2020 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2020 and 2019. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion.

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

The foreign currency forward contracts and option contracts designated as freestanding derivatives are primarily used to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2020 and December 31, 2019, the aggregate notional amounts of these contracts outstanding were approximately $38.6 million and $66.4 million, respectively. As of June 30, 2020, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2020, we recorded assets at fair value of $1.6 million and liabilities at fair value of $0.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, we recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2020 and December 31, 2019.

As of both June 30, 2020 and December 31, 2019, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of June 30, 2020 and December 31, 2019.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2020:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2020
Buy British pound sell Euro	0.91	$3.1	$—
Buy British pound sell U.S. dollar	1.25	1.4	—
Buy Chinese yuan sell Euro	8.04	58.2	0.2
Buy Chinese yuan sell U.S. dollar	7.17	77.5	0.5
Buy Colombian peso sell U.S. dollar	3,724.99	1.6	—
Buy Euro sell Australian dollar	1.64	1.0	—
Buy Euro sell British pound	0.91	2.1	—
Buy Euro sell Canadian dollar	1.52	1.3	—
Buy Euro sell Ghanaian cedi	6.83	2.1	(0.1)
Buy Euro sell Hong Kong dollar	8.49	7.0	0.2
Buy Euro sell Indonesian rupiah	16,176.57	18.3	0.2
Buy Euro sell Japanese yen	119.59	1.1	—
Buy Euro sell Korean won	1,366.50	1.1	—
Buy Euro sell Malaysian ringgit	4.86	3.2	—
Buy Euro sell Mexican peso	25.69	38.7	0.9
Buy Euro sell Peruvian nuevo sol	3.99	2.2	—
Buy Euro sell Philippine peso	56.81	9.7	(0.1)
Buy Euro sell Russian ruble	78.23	2.6	0.1
Buy Euro sell South African rand	19.59	2.9	—
Buy Euro sell Taiwan dollar	33.00	3.5	—
Buy Euro sell Thai baht	35.00	1.8	—
Buy Euro sell U.S. dollar	1.12	22.0	—
Buy Euro sell Vietnamese dong	26,210.89	19.3	(0.1)
Buy Hong Kong dollar sell Euro	8.72	2.4	—
Buy Indonesian rupiah sell U.S. dollar	16,787.20	6.1	0.8
Buy Norwegian krone sell U.S. dollar	9.49	1.1	—
Buy Philippine peso sell Euro	56.00	0.9	—
Buy Russian ruble sell Euro	80.31	2.6	—
Buy South African rand sell Euro	19.56	1.4	—
Buy Swedish krona sell U.S. dollar	9.27	0.6	—
Buy Taiwan dollar sell Euro	32.96	1.1	—
Buy Taiwan dollar sell U.S. dollar	29.65	9.1	0.1
Buy U.S. dollar sell Colombian peso	3,758.26	2.6	—
Buy U.S. dollar sell Euro	1.13	43.9	0.2
Buy U.S. dollar sell Mexican peso	22.81	3.1	0.2
Total forward contracts		$356.6	$3.1

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2020, the aggregate annual maturities of the 2018 Credit Facility were expected to be $10.4 million for the remainder of 2020, $20.7 million for 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $875.2 million thereafter. As of June 30, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $249.6 million and $712.5 million, respectively, and the carrying values were $257.0 million and $729.0 million, respectively. As of December 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $235.7 million and $744.8 million, respectively, and the carrying values were $233.2 million and $732.1 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of June 30, 2020 and December 31, 2019. The 2018 Credit Facility bears variable interest rates, and as of June 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.86% and 5.52%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2020, we recorded liabilities at fair value of $1.4 million relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase by approximately $9.0 million or decrease by approximately $1.5 million.

As of June 30, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $478.3 million and the carrying value was $448.8 million. As of December 31, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $508.6 million, and the carrying value was $437.4 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of June 30, 2020, the fair value of the 2025 Notes was approximately $621.4 million and the carrying value was $592.3 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $21.5 million or increase by approximately $22.4 million.

As of June 30, 2020, the fair value of the 2026 Notes was approximately $403.1 million and the carrying value was $395.6 million. As of December 31, 2019, the fair value of the 2026 Notes was approximately $424.1 million and the carrying value was $395.3 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.9 million or increase by approximately $11.3 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and operations may also be materially and adversely affected by pandemics and other regional spread of viruses and other infections. For example, the COVID-19 pandemic has significantly impacted health and economic conditions globally, and has adversely affected our business, particularly in the South and Central America region. Additionally, government, agency or other regulatory recommendations, guidelines or mandates in regions we operate in to address public health concerns, including restrictions on movement, public gatherings and travel and restrictions on, or in certain cases outright prohibitions of, companies’ ability to conduct normal business operations, have and may continue to adversely affect our business. Although we have been classified as an essential business in most jurisdictions where we operate, there is no guarantee that this classification will not change in the future or that we will not voluntarily limit or cease operations in one or more markets if we believe doing so is necessary or otherwise in our best interests. We may also be forced to or voluntarily elect to close or shut down operations for other reasons such as the health and safety of our employees or because of disruptions in the continued operation of our supply chain and sources of supply. It is possible closure of manufacturing facilities could also impact our distribution centers and our ability to deliver product to our Members. In general, our inventory of products continues to be adequate to meet demand, but we do expect our supply chain and our ability to source and/or manufacture products will be negatively impacted if the pandemic continues for a prolonged period of time or was to worsen. The pandemic has also had an adverse impact on Members’ product access in some markets, which may or in some cases will continue until conditions improve. Our Members’ businesses are also subject to many of the same risks and uncertainties related to the COVID-19 pandemic, as well as other pandemic-related risks and uncertainties that may not directly impact our operations, any of which could adversely affect demand for our products. For example, limitations on public gatherings has restricted our Members’ ability to hold meetings with their customers and attract new customers. Significant limitations on cash transactions could also have an adverse effect on sales in certain markets.

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

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice, or DOJ, and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations. As previously disclosed, the SEC and the Department of Justice, or DOJ, have been conducting investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China, which are mainly focused on the Company’s China external affairs expenditures, its China business activities, adequacy of and compliance with the Company’s internal controls in China, and accuracy of the Company’s books and records relating to its China operations. The Company conducted its own review and implemented remedial and improvement measures based upon this review, including but not limited to replacement of certain employees and enhancements of Company policies and procedures in China. The Company is continuing to cooperate with the SEC and DOJ and is continuing to discuss with them possible settlement of these matters. As a result of these discussions, the Company has reached an understanding in principle with respect to the material terms of settlement and resolution documentation with each of the SEC staff and DOJ relating to alleged activities that took place in 2006 through 2016. Based on these understandings, the Company would enter into an administrative resolution with the SEC with respect to alleged violations of the books and records and internal controls provisions of the FCPA. The Company would separately enter into a deferred prosecution agreement (“DPA”) with DOJ, under which DOJ would defer criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company would also undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company would be dismissed with prejudice. In addition, the Company would agree to pay the SEC and DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. Based on these understandings and as required by U.S. GAAP, the Company previously recognized an estimated aggregate accrued liability for these matters of approximately $123 million, which has been recognized in other current liabilities within its condensed consolidated balance sheet as of June 30, 2020. Final resolution of these matters is subject to final approvals by the Company’s board of directors, the SEC, and DOJ, as well as court approval of the DPA. While the Company believes that, based on the foregoing terms, it is nearing final resolution of these matters, there can be no assurance as to the timing or the ultimate terms of any final settlements, including the principle terms discussed above, or that final resolutions and approvals will be reached and obtained. In the event settlements and final approvals are not reached and obtained, litigation may ensue and, accordingly, the actual loss incurred in connection with these matters, if any, could be less than, equal to or exceed the aggregate accrued amount noted above, and such actual loss amount could be materially adverse to the Company, its financial condition, its results of operations, and its operations. At the present time, the Company is unable to reasonably estimate nor provide any assurance regarding the amount of any potential loss in excess of the aggregate amount of approximately $123 million accrued as stated above relating to these matters.

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

Our credit facility and the indentures governing the senior notes due September 1, 2025, or the 2025 Notes, and the senior notes due August 15, 2026, or the 2026 Notes, have operating covenants that restrict our and our subsidiaries’ ability to, among other things:

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

(a) None.

(b) None.

(c) On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $1,482.9 million. The following is a summary of our repurchases of common shares during the three months ended June 30, 2020. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	$—	—	$1,500,000,000
May 1 — May 31	434,600	$39.27	434,600	$1,482,932,978
June 1 — June 30	—	$—	—	$1,482,932,978
	434,600	$—	434,600	$1,482,932,978

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(v)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(l)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(l)
4.4

Indenture, dated as of August 16, 2018 among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee governing the 7.250% Senior Notes due 2026

(o)
4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(o)
4.6	Indenture, dated as of May 29, 2020 among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee governing the 7.875% Senior Notes due 2025	(w)
4.7	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.6 hereto)	(w)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(t)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(t)
10.3#	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(m)
10.10#	Amended and Restated Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(f)
10.13#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.14#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(p)
10.16#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(f)
10.17#	Herbalife Ltd. Executive Incentive Plan	(f)
10.18	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.19

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(g)
10.20#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(h)
10.21#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(h)
10.22#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h)
10.23#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(i)

Exhibit Number	Description	Reference
10.24	Agreement by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates, dated August 21, 2017	(j)
10.25#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(m)
10.26#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(k)
10.27#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10.28#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(k)
10.29#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(k)
10.30#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(k)
10.31#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(k)
10.32	Amendment dated May 29, 2018 to the Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc.	(n)
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

(u)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(e)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(f)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(g)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(i)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(j)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(k)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(l)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(n)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(o)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.
(r)	Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(s)	Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(t)	Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(u)	Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(v)	Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.
(w)	Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: August 6, 2020