Form 10-Q
period 2020-09-30
HERBALIFE NUTRITION LTD.
filed 2020-11-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of October 29, 2020 was 131,616,026.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,034.6	$839.4
Receivables, net of allowance for doubtful accounts	109.3	79.7
Inventories	434.1	436.2
Prepaid expenses and other current assets	154.1	132.9
Total current assets	1,732.1	1,488.2
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	369.7	371.5
Operating lease right-of-use assets	185.2	189.5
Marketing-related intangibles and other intangible assets, net	310.1	310.1
Goodwill	88.7	91.5
Other assets	235.4	227.8
Total assets	$2,921.2	$2,678.6
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$102.6	$81.6
Royalty overrides	339.8	294.1
Current portion of long-term debt	24.9	24.1
Other current liabilities	625.4	564.6
Total current liabilities	1,092.7	964.4
Long-term debt, net of current portion	2,403.7	1,778.9
Non-current operating lease liabilities	171.3	169.9
Other non-current liabilities	166.4	155.4
Total liabilities	3,834.1	3,068.6
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 121.5 million (2020) and 137.4 million (2019) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	335.8	366.6
Accumulated other comprehensive loss	(229.7)	(212.5)
Accumulated deficit	(690.2)	(215.3)
Treasury stock, at cost, 10.0 million (2020) and 10.0 million (2019) shares	(328.9)	(328.9)
Total shareholders’ deficit	(912.9)	(390.0)
Total liabilities and shareholders’ deficit	$2,921.2	$2,678.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions, except per share amounts)
Net sales	$1,521.8	$1,244.5	$4,131.1	$3,656.8
Cost of sales	322.7	243.4	841.2	728.2
Gross profit	1,199.1	1,001.1	3,289.9	2,928.6
Royalty overrides	463.1	363.8	1,251.2	1,090.1
Selling, general, and administrative expenses	529.7	500.1	1,559.5	1,412.5
Other operating income	(0.6)	(6.4)	(13.0)	(33.7)
Operating income	206.9	143.6	492.2	459.7
Interest expense, net	35.2	31.6	89.0	104.0
Other income, net	—	(1.3)	—	(15.7)
Income before income taxes	171.7	113.3	403.2	371.4
Income taxes	33.6	31.8	104.4	117.1
Net income	$138.1	$81.5	$298.8	$254.3
Earnings per share:
Basic	$1.07	$0.59	$2.21	$1.85
Diluted	$1.04	$0.58	$2.17	$1.79
Weighted-average shares outstanding:
Basic	129.2	137.4	135.0	137.3
Diluted	132.5	140.0	137.8	142.3

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Net income	$138.1	$81.5	$298.8	$254.3
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $0.7 and $(0.1) for the three months ended September 30, 2020 and 2019, respectively, and $(4.1) and $(1.1) for the nine months ended September 30, 2020 and 2019, respectively	19.5	(24.0)	(20.4)	(18.7)
Unrealized (loss) gain on derivatives, net of income taxes of $(0.1) and $— for the three months ended September 30, 2020 and 2019, respectively, and $(0.4) and $— for the nine months ended September 30, 2020 and 2019, respectively	(3.1)	—	3.2	(1.9)
Total other comprehensive income (loss)	16.4	(24.0)	(17.2)	(20.6)
Total comprehensive income	$154.5	$57.5	$281.6	$233.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in millions)
Cash flows from operating activities:
Net income	$298.8	$254.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74.3	73.4
Share-based compensation expenses	37.9	29.7
Non-cash interest expense	19.7	37.5
Deferred income taxes	10.5	8.0
Inventory write-downs	10.6	17.9
Foreign exchange transaction loss	14.3	4.0
Other	2.1	(10.4)
Changes in operating assets and liabilities:
Receivables	(37.6)	(35.7)
Inventories	(26.6)	(63.5)
Prepaid expenses and other current assets	(31.0)	2.7
Accounts payable	22.6	(2.9)
Royalty overrides	55.3	5.9
Other current liabilities	74.2	(18.0)
Other	(9.0)	(2.0)
Net cash provided by operating activities	516.1	300.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(75.6)	(79.5)
Other	0.1	—
Net cash used in investing activities	(75.5)	(79.5)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	30.2	—
Principal payments on senior secured credit facility and other debt	(15.9)	(17.4)
Repayment of convertible senior notes	—	(675.0)
Proceeds from senior notes	600.0	—
Debt issuance costs	(7.8)	—
Share repurchases	(844.2)	(9.9)
Other	2.6	2.5
Net cash used in financing activities	(235.1)	(699.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10.1)	(13.4)
Net change in cash, cash equivalents, and restricted cash	195.4	(491.8)
Cash, cash equivalents, and restricted cash, beginning of period	847.5	1,215.0
Cash, cash equivalents, and restricted cash, end of period	$1,042.9	$723.2

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, or the 2019 10-K. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted EPS calculation for convertible instruments. It will require that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method would be required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $90.9 million and $56.0 million as of September 30, 2020 and December 31, 2019, respectively. Substantially all credit card receivables were current as of September 30, 2020 and December 31, 2019. The Company recorded $0.8 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively, and $2.1 million and $2.3 million during the nine months ended September 30, 2020 and 2019, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of September 30, 2020 and December 31, 2019, the Company’s allowance for doubtful accounts was $2.7 million and $2.5 million, respectively. As of September 30, 2020 and December 31, 2019, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2020, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2019 and any remaining such balance was not material as of September 30, 2020. Advance sales deposits are included in Other current liabilities on the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.9 million and $4.7 million as of September 30, 2020 and December 31, 2019, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2020, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $0.6 million and $6.4 million during the three months ended September 30, 2020 and 2019, respectively, and approximately $13.0 million and $27.7 million during the nine months ended September 30, 2020 and 2019, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Other Income, Net

During the three months ended September 30, 2020, the Company did not recognize any other income, net. During the three months ended September 30, 2019, the Company recognized a gain of $1.3 million on the revaluation of the non-transferable contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the Company’s 2019 10-K for further information on the CVR) in other income, net within its condensed consolidated statements of income.

During the nine months ended September 30, 2020, the Company did not recognize any other income, net. During the nine months ended September 30, 2019, the Company recognized a gain of $15.7 million on the revaluation of the CVR in other income, net within its condensed consolidated statements of income.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$1,034.6	$839.4
Restricted cash included in Prepaid expenses and other current assets	2.5	2.5
Restricted cash included in Other assets	5.8	5.6
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,042.9	$847.5

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

COVID-19 Pandemic

During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. In response to the spread of COVID-19, certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for both the three and nine months ended September 30, 2020 as compared to the same periods in 2019 and its cash and cash equivalents as of September 30, 2020 increased as compared to December 31, 2019. The ultimate extent and magnitude of the impact of COVID-19 is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of COVID-19 generally and on the Company.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three and nine months ended September 30, 2020.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	September 30, 2020	December 31, 2019
	(in millions)
Raw materials	$75.2	$48.7
Work in process	6.8	6.6
Finished goods	352.1	380.9
Total	$434.1	$436.2

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Borrowings under senior secured credit facility, carrying value	$981.2	$965.3
2.625% convertible senior notes due 2024, carrying value of liability component	454.6	437.4
7.875% senior notes due 2025, carrying value	592.6	—
7.250% senior notes due 2026, carrying value	395.7	395.3
Other	4.5	5.0
Total	2,428.6	1,803.0
Less: current portion	24.9	24.1
Long-term portion	$2,403.7	$1,778.9

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2020 and December 31, 2019, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the amended 2018 Credit Facility, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Based on the 2019 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, the Company was not required to make a mandatory prepayment in 2020 toward the 2018 Term Loan B.

As of September 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.55% and 5.52%, respectively.

During the nine months ended September 30, 2020, the Company repaid a total amount of $15.6 million on amounts outstanding under the 2018 Credit Facility. During the nine months ended September 30, 2019, the Company repaid a total amount of $15.0 million on amounts outstanding under the 2018 Credit Facility. As of September 30, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $989.9 million and $975.0 million, respectively. Of the $989.9 million outstanding under the 2018 Credit Facility as of September 30, 2020, $254.9 million was outstanding under the 2018 Term Loan A and $735.0 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of September 30, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2020 and December 31, 2019.

During the three months ended September 30, 2020 and 2019, the Company recognized $8.0 million and $14.6 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2020 and 2019, the Company recognized $29.2 million and $44.5 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.2 million and $0.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.4 million and $1.3 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2020 and December 31, 2019, the carrying value of the 2018 Term Loan A was $253.7 million and $233.2 million, respectively, and the fair value was approximately $251.6 million and $235.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2020 and December 31, 2019, the carrying amount of the 2018 Term Loan B was $727.5 million and $732.1 million, respectively, and the fair value was approximately $725.4 million and $744.8 million, respectively.

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

During the three months ended September 30, 2019, the Company recognized $5.4 million of interest expense relating to the 2019 Convertible Notes, which included $3.5 million relating to non-cash interest expense relating to the debt discount and $0.4 million relating to amortization of debt issuance costs. During the nine months ended September 30, 2019, the Company recognized $27.0 million of interest expense relating to the 2019 Convertible Notes, which included $17.0 million relating to non-cash interest expense relating to the debt discount and $1.7 million relating to amortization of debt issuance costs.

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

Convertible Senior Notes due 2024

In March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of September 30, 2020.

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

As of September 30, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $95.4 million, and the carrying amount of the liability component was $454.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $112.6 million, and the carrying amount of the liability component was $437.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $503.1 million and $508.6 million as of September 30, 2020 and December 31, 2019, respectively.

During the three months ended September 30, 2020 and 2019, the Company recognized $9.5 million and $9.0 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.5 million and $5.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2020 and 2019, the Company recognized $28.1 million and $26.7 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $16.2 million and $14.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.1 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2020, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $7.4 million, and the carrying amount was $592.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $646.1 million as of September 30, 2020 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2020, the Company recognized $12.1 million of interest expense relating to the 2025 Notes, which included $0.3 million relating to amortization of debt issuance costs. During the nine months ended September 30, 2020, the Company recognized $16.4 million of interest expense relating to the 2025 Notes, which included $0.4 million relating to amortization of debt issuance costs.

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

As of September 30, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.3 million, and the carrying amount was $395.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.7 million, and the carrying amount was $395.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $410.9 million and $424.1 million as of September 30, 2020 and December 31, 2019, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2020 and 2019, the Company recognized $7.4 million and $7.3 million, respectively, of interest expense relating to the 2026 Notes, which included $0.1 million and $0.1 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2020 and 2019, the Company recognized $22.2 million and $22.1 million, respectively, of interest expense relating to the 2026 Notes, which included $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $37.0 million and $36.7 million for the three months ended September 30, 2020 and 2019, respectively, and $96.4 million and $121.5 million for the nine months ended September 30, 2020 and 2019, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2020, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2020	$7.3
2021	22.8
2022	27.5
2023	27.5
2024	584.0
Thereafter	1,875.2
Total	$2,544.3

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2020, the Company had $35.6 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020, the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company will pay the assessed amount in due course. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the year ended December 31, 2019 and has a corresponding accrued liability within its condensed consolidated balance sheet as of September 30, 2020. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of September 30, 2020.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2020, the Company had $21.8 million of Mexico VAT related assets, of which $18.4 million was within other assets and $3.4 million was within prepaid expenses and other current assets on its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $10.1 million, translated at the September 30, 2020 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $28.5 million, translated at the September 30, 2020 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $10.6 million, translated at the September 30, 2020 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.3 million, translated at the September 30, 2020 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $8.9 million, translated at the September 30, 2020 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.2 million, translated at the September 30, 2020 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $8.3 million, translated at the September 30, 2020 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $30.3 million, translated at the September 30, 2020 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet as of September 30, 2020. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $9.9 million, translated at the September 30, 2020 spot rate. The Company has paid the assessment and has recognized this payment within other assets on its condensed consolidated balance sheet as of September 30, 2020. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $15.3 million, translated at the September 30, 2020 spot rate. The Company paid the assessment in September 2020 and has recognized this payment within other assets on its condensed consolidated balance sheet. The Company plans to file an appeal to the National Tax Tribunal of Korea during the fourth quarter of 2020. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

As previously disclosed, the SEC and the Department of Justice, or DOJ, conducted investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China. Also, as previously disclosed, the Company conducted its own review and implemented remedial and improvement measures based upon this review, including, but not limited to, replacement of certain employees and enhancements of Company policies and procedures in China. The Company cooperated with the SEC and the DOJ and has now reached separate resolutions with each of them.

On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that the Company violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, the Company and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company is required to undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and the DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. In addition, the Company agreed to pay the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. The $123 million settlement amount, which had previously been recognized in other current liabilities within the Company’s condensed consolidated balance sheet as of June 30, 2020, was paid in September 2020. If the Company is unable to comply with the DPA, then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

As of September 30, 2020, the Company sold products in 95 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Net sales:
Primary Reporting Segment	$1,301.8	$1,035.8	$3,511.7	$3,110.7
China	220.0	208.7	619.4	546.1
Total net sales	$1,521.8	$1,244.5	$4,131.1	$3,656.8
Contribution margin(1):
Primary Reporting Segment	$538.2	$446.7	$1,485.4	$1,346.2
China(2)	197.8	190.6	553.3	492.3
Total contribution margin	$736.0	$637.3	$2,038.7	$1,838.5
Selling, general, and administrative expenses(2)	529.7	500.1	1,559.5	1,412.5
Other operating income	(0.6)	(6.4)	(13.0)	(33.7)
Interest expense, net	35.2	31.6	89.0	104.0
Other income, net	—	(1.3)	—	(15.7)
Income before income taxes	171.7	113.3	403.2	371.4
Income taxes	33.6	31.8	104.4	117.1
Net income	$138.1	$81.5	$298.8	$254.3

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $124.1 million and $119.8 million for the three months ended September 30, 2020 and 2019, respectively, and $352.0 million and $304.5 million for the nine months ended September 30, 2020 and 2019, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Net sales:
United States	$386.7	$251.5	$1,033.9	$774.2
China	220.0	208.7	619.4	546.1
Mexico	110.3	116.5	321.6	357.0
Others	804.8	667.8	2,156.2	1,979.5
Total net sales	$1,521.8	$1,244.5	$4,131.1	$3,656.8

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2019 10-K. During the nine months ended September 30, 2020, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $15.4 million and $9.2 million for the three months ended September 30, 2020 and 2019, respectively, and $37.9 million and $29.7 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the total unrecognized compensation cost related to all non-vested stock awards was $87.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the nine months ended September 30, 2020:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2019(2)(3)	7,001	$27.85	5.4 years	$138.7
Granted	—	$—
Exercised(4)	(2,914)	$28.46
Forfeited	(7)	$29.03
Outstanding as of September 30, 2020(2)(3)	4,080	$27.41	4.7 years	$78.5
Exercisable as of September 30, 2020(5)	4,074	$27.41	4.7 years	$78.4
Vested and expected to vest as of September 30, 2020	4,080	$27.41	4.7 years	$78.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.
(2)	Includes less than 0.1 million market condition SARs as of both September 30, 2020 and December 31, 2019.
(3)	Includes 1.1 million and 2.9 million performance condition SARs as of September 30, 2020 and December 31, 2019, respectively, which represents the maximum amount that can vest.
(4)	Includes 1.8 million performance condition SARs.
(5)	Includes less than 0.1 million market condition and 1.1 million performance condition SARs.

There were no SARs granted during the three and nine months ended September 30, 2020 and 2019. The total intrinsic value of SARs exercised during the three months ended September 30, 2020 and 2019 was $38.5 million and $2.4 million, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2020 and 2019 was $50.2 million and $19.6 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the nine months ended September 30, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2019(1)	1,833	$49.49
Granted(2)	1,975	$39.63
Vested	(321)	$49.32
Forfeited	(115)	$43.94
Outstanding and nonvested as of September 30, 2020(1)	3,372	$43.92
Expected to vest as of September 30, 2020(3)	3,094	$43.61

(1)	Includes 980,338 and 475,430 performance-based stock unit awards as of September 30, 2020 and December 31, 2019, respectively, which represents the maximum amount that can vest.
(2)	Includes 504,908 performance-based stock unit awards.
(3)	Includes 773,968 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended September 30, 2020 and 2019 was $1.3 million and $0.2 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2020 and 2019 was $12.3 million and $11.1 million, respectively.

8. Income Taxes

Income taxes were $33.6 million and $31.8 million for the three months ended September 30, 2020 and 2019, respectively, and $104.4 million and $117.1 million for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate was 19.5% and 28.1% for the three months ended September 30, 2020 and 2019, respectively, and 25.9% and 31.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of the Company’s income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of the Company’s income, partially offset by a decrease in net benefits from discrete events.

As of September 30, 2020, the total amount of unrecognized tax benefits, including related interest and penalties, was $62.5 million. If the total amount of unrecognized tax benefits was recognized, $40.8 million of unrecognized tax benefits, $10.6 million of interest, and $1.7 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.1 million within the next twelve months. Of this possible decrease, $2.8 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.3 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes, see Note 5, Contingencies.

In July 2020, the U.S. Treasury Department issued final tax regulations related to foreign-derived intangible income and global intangible low-taxed income, or GILTI, provisions. Also in July 2020, the U.S. Treasury Department released final tax regulations that provide certain U.S. taxpayers with an annual election to exclude foreign income that is subject to a high effective tax rate from their GILTI inclusions. The Company has assessed the impact of these new regulations and determined there was no material impact to its condensed consolidated financial statements.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of September 30, 2020, the Company recorded liabilities at fair value of $1.2 million relating to these interest rate swap agreements.

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

As of September 30, 2020 and December 31, 2019, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $49.4 million and $66.4 million, respectively. As of September 30, 2020, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2020, the Company recorded assets at fair value of $0.4 million and liabilities at fair value of $1.0 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2020 and December 31, 2019.

As of both September 30, 2020 and December 31, 2019, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of September 30, 2020, the Company had aggregate notional amounts of approximately $528.5 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2020 and 2019 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the three and nine months ended September 30, 2020 and 2019:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$(0.2)	$6.4	$(1.2)
Interest rate swaps	—	—	(1.5)	—

As of September 30, 2020, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.2 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	September 30, 2020			September 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$322.7	$529.7	$35.2	$243.4	$500.1	$31.6

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	4.0	—	—	(0.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(0.8)	—	—	(0.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	0.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.2)	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended
	September 30, 2020			September 30, 2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$841.2	$1,559.5	$89.0	$728.2	$1,412.5	$104.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	2.8	—	—	(0.2)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.6)	—	—	(1.9)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	0.9	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	0.2	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.3)	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2020 and 2019:

	Amount of Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	Location of Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$4.2	$0.4	$5.9	$0.2	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2020 and December 31, 2019.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of June 30, 2020	$0.1	$(328.9)	$380.7	$(246.1)	$(70.6)	$(264.8)
Issuance of 0.8 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			15.4			15.4
Repurchases of 16.8 common shares	—		(61.4)		(757.7)	(819.1)
Net income					138.1	138.1
Foreign currency translation adjustment, net of income taxes of $0.7				19.5		19.5
Unrealized loss on derivatives, net of income taxes of $(0.1)				(3.1)		(3.1)
Balance as of September 30, 2020	$0.1	$(328.9)	$335.8	$(229.7)	$(690.2)	$(912.9)

	Three Months Ended September 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of June 30, 2019	$0.1	$(328.9)	$354.5	$(206.4)	$(353.5)	$(534.2)
Issuance of 0.1 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.9			0.9
Additional capital from share-based compensation			9.2			9.2
Repurchases of 0.1 common shares	—		(0.9)			(0.9)
Forward Counterparties' delivery of 4.0 common shares to the Company	—		—			—
Net income					81.5	81.5
Foreign currency translation adjustment, net of income taxes of $(0.1)				(24.0)		(24.0)
Unrealized gain on derivatives, net of income taxes of $—				—		—
Balance as of September 30, 2019	$0.1	$(328.9)	$363.7	$(230.4)	$(272.0)	$(467.5)

Changes in shareholders’ deficit for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 1.5 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.7			2.7
Additional capital from share-based compensation			37.9			37.9
Repurchases of 17.4 common shares	—		(71.4)		(773.7)	(845.1)
Net income					298.8	298.8
Foreign currency translation adjustment, net of income taxes of $(4.1)				(20.4)		(20.4)
Unrealized gain on derivatives, net of income taxes of $(0.4)				3.2		3.2
Balance as of September 30, 2020	$0.1	$(328.9)	$335.8	$(229.7)	$(690.2)	$(912.9)

	Nine Months Ended September 30, 2019
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2018	$0.1	$(328.9)	$341.5	$(209.8)	$(526.3)	$(723.4)
Issuance of 0.6 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.4			2.4
Additional capital from share-based compensation			29.7			29.7
Repurchases of 0.2 common shares	—		(9.9)			(9.9)
Forward Counterparties' delivery of 6.0 common shares to the Company	—		—			—
Net income					254.3	254.3
Foreign currency translation adjustment, net of income taxes of $(1.1)				(18.7)		(18.7)
Unrealized loss on derivatives, net of income taxes of $—				(1.9)		(1.9)
Balance as of September 30, 2019	$0.1	$(328.9)	$363.7	$(230.4)	$(272.0)	$(467.5)

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

Share Repurchases

On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2020, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $682.9 million.

In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. As of September 30, 2020, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no shares remained legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between retained earnings and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its condensed consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. During the three and nine months ended September 30, 2019, the Company recognized $0.2 million and $1.2 million, respectively, of non-cash interest expense relating to amortization of these non-cash issuance costs within its condensed consolidated statements of income.

In August 2020, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 15.4 million of its common shares at an aggregate cost of approximately $750.0 million, or $48.75 per share. In addition, during the nine months ended September 30, 2020, the Company repurchased approximately 1.4 million of its common shares through open market purchases at an aggregate cost of approximately $67.1 million, or an average cost of $46.44 per share, and subsequently retired these shares. During the nine months ended September 30, 2019, the Company did not repurchase any of its common shares through open market purchases.

As of both September 30, 2020 and December 31, 2019, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2020 and 2019, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the nine months ended September 30, 2020 and 2019, the Company’s share repurchases, inclusive of transaction costs, were $818.5 million and zero, respectively, under the Company’s share repurchase programs, which includes open market purchases and the tender offer described above, and $26.6 million and $9.9 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the nine months ended September 30, 2020 and 2019, the Company’s total share repurchases, including shares withheld for tax purposes, were $845.1 million and $9.9 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $844.2 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the nine months ended September 30, 2020, which excludes $0.9 million of fees related to share repurchases for which payment was made subsequent to the quarter end and therefore reflected as a liability within the Company’s consolidated balance sheet as of September 30, 2020.

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

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2020			September 30, 2019
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(251.5)	$5.4	$(246.1)	$(206.3)	$(0.1)	$(206.4)
Other comprehensive income (loss) before reclassifications, net of tax	19.5	0.6	20.1	(24.0)	(0.2)	(24.2)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(3.7)	(3.7)	—	0.2	0.2
Total other comprehensive income (loss), net of reclassifications	19.5	(3.1)	16.4	(24.0)	—	(24.0)
Ending balance	$(232.0)	$2.3	$(229.7)	$(230.3)	$(0.1)	$(230.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended September 30, 2020 and 2019.

Other comprehensive income before reclassifications was net of tax expense of $0.7 million for foreign currency translation adjustments for the three months ended September 30, 2020. Amounts reclassified from accumulated other comprehensive loss to income was net of tax benefit of $0.1 million for unrealized gain (loss) on derivatives for the three months ended September 30, 2020.

Other comprehensive loss before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2019.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2020			September 30, 2019
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$(0.9)	$(212.5)	$(211.6)	$1.8	$(209.8)
Other comprehensive (loss) income before reclassifications, net of tax	(20.4)	5.7	(14.7)	(18.7)	(1.2)	(19.9)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(2.5)	(2.5)	—	(0.7)	(0.7)
Total other comprehensive (loss) income, net of reclassifications	(20.4)	3.2	(17.2)	(18.7)	(1.9)	(20.6)
Ending balance	$(232.0)	$2.3	$(229.7)	$(230.3)	$(0.1)	$(230.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the nine months ended September 30, 2020 and 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $4.1 million and $0.5 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the nine months ended September 30, 2020. Amounts reclassified from accumulated other comprehensive loss to income was net of tax expense of $0.1 million for unrealized gain (loss) on derivatives for the nine months ended September 30, 2020.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Weighted-average shares used in basic computations	129.2	137.4	135.0	137.3
Dilutive effect of exercise of equity grants outstanding	3.3	2.6	2.8	3.7
Dilutive effect of 2019 Convertible Notes	—	—	—	1.3
Weighted-average shares used in diluted computations	132.5	140.0	137.8	142.3

There were an aggregate of 0.8 million and 1.7 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended September 30, 2020 and 2019, respectively, and an aggregate of 0.9 million and 1.0 million of equity grants, consisting of SARs and stock units, that were outstanding during the nine months ended September 30, 2020 and 2019, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company was required to settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2019 Convertible Notes. The dilutive impacts for the three and nine months ended September 30, 2019 are disclosed in the table above. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and nine months ended September 30, 2020 and 2019, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2020 and 2019. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2020 and December 31, 2019:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2020	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.4	$0.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4.4	3.1	Prepaid expenses and other current assets
	$4.8	$3.2
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.0	$1.9	Other current liabilities
Interest rate swaps	1.2	—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.4	1.1	Other current liabilities
	$3.6	$3.0

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2020
Foreign exchange currency contracts	$4.8	$(1.2)	$3.6
Total	$4.8	$(1.2)	$3.6
December 31, 2019
Foreign exchange currency contracts	$3.2	$(1.4)	$1.8
Total	$3.2	$(1.4)	$1.8

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2020
Foreign exchange currency contracts	$2.4	$(1.2)	$1.2
Interest rate swaps	1.2	—	1.2
Total	$3.6	$(1.2)	$2.4
December 31, 2019
Foreign exchange currency contracts	$3.0	$(1.4)	$1.6
Total	$3.0	$(1.4)	$1.6

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2020 and December 31, 2019, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $39.8 million and $38.9 million and deferred tax assets of $66.3 million and $79.3 million as of September 30, 2020 and December 31, 2019, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Accrued compensation	$141.4	$121.6
Accrued service fees to China independent service providers	69.0	62.2
Accrued advertising, events, and promotion expenses	59.6	48.5
Current operating lease liabilities	34.0	37.4
Advance sales deposits	103.4	64.3
Income taxes payable	20.2	17.0
Other accrued liabilities	197.8	213.6
Total	$625.4	$564.6

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $66.8 million and $62.4 million and deferred income tax liabilities of $21.4 million and $21.4 million as of September 30, 2020 and December 31, 2019, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2019 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

On November 4, 2020, the Company's Board of Directors declared a pro rata distribution of stock purchase warrants to the Company's shareholders of one warrant for every four common shares held. Each warrant will entitle the holder to purchase an Herbalife Nutrition common share at an exercise price of $67.50 per share where the Company will have the option to net share settle these warrants if they are exercised in the future. The warrants will have a seven-year term and will be exercisable only on the expiration date. The record date for the distribution is November 16, 2020 and the distribution or payment date is December 14, 2020. The Company expects to list the warrants on The New York Stock Exchange. The Company’s 2024 Convertible Notes and employee equity awards will also be required to be adjusted accordingly as a result of this distribution.

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

Our business and operations have been affected by the pandemic in manners and degrees that vary by market and we expect that the effects may extend through the end of 2020 and beyond. For the health and safety of our employees, our Members, and their customers, we implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities, some of which measures continue. Generally, we have been able to satisfy current levels of demand. While demand for our nutritional products continues to be at or above pre-pandemic levels and pandemic constraints have been lessened in most markets by the designation of our nutritional business as “essential” or other similar characterization, our operations have been and continue to be disrupted. The most significant impacts we have seen, depending on market, include:

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

We believe our cash on hand as of September 30, 2020 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our $282.5 million revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the third quarter and first nine months of 2020 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion of risks related to the COVID-19 pandemic.

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

	Three Months Ended			Nine Months Ended
	September 30, 2020	September 30, 2019	% Change	September 30, 2020	September 30, 2019	% Change
	(Volume Points in millions)
North America	501.0	330.8	51.5%	1,349.4	1,017.1	32.7%
Mexico	232.3	216.4	7.3%	655.6	663.0	(1.1)%
South and Central America	150.7	130.1	15.8%	386.5	386.2	0.1%
EMEA	423.1	315.2	34.2%	1,166.5	977.0	19.4%
Asia Pacific	448.9	406.6	10.4%	1,211.3	1,147.1	5.6%
China	143.5	142.4	0.8%	412.8	361.6	14.2%
Worldwide	1,899.5	1,541.5	23.2%	5,182.1	4,552.0	13.8%

Volume Points increased 23.2% and 13.8% for the three and nine months ended September 30, 2020, respectively, including a mixed impact of COVID-19 pandemic conditions across our markets, after having increased 2.3% and 2.7%, respectively, for the same periods in 2019. Although pandemic conditions had adverse operational impacts across all markets, we believe our Members in certain markets are more focused on their business where we have seen increased net sales and Volume Point growth in certain markets, particularly the North America region and certain EMEA markets.

We believe North America’s Volume Point increases for the quarter and year-to-date periods, which were well above the increases for the comparable prior year periods, also reflect the continuing success of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s increase for the quarter, after decreases compared to prior years for a number of quarters and despite continuing difficult economic conditions for the market, reflects the success of our program of promotions to encourage Member sponsorship and activity. After some years of declines, the South and Central America region saw an increase in Volume Points for the third quarter versus the 2019 period, despite pandemic-related continuing declines in several key markets, as we believe efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. EMEA saw increased Volume Point growth for the quarter and year-to-date periods versus 2019, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion, as well as strong business momentum including new Member recruitment. The Asia Pacific region saw Volume Point increases for the third quarter and year-to-date period, continuing favorable long-term trends seen in the region, although the growth rates were below those seen in the 2019 periods due to the adverse impact of pandemic conditions in the region, especially in India and South Korea. China achieved Volume Point increases for the quarter and year-to-date periods, compared to declines for the 2019 periods which were weakened by disruption from the Chinese government’s 100-day review, concluded in April 2019, of the health product industry. We expect COVID-19 pandemic conditions to continue to impact Volume Point results; however, we are unable to predict the duration or magnitude of these effects. Results and more regional or country-specific impacts of the COVID-19 pandemic are discussed further below in the applicable sections of Sales by Geographic Region.

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

Total distributor allowances were 41.2% and 40.6% of retail value for the three months ended September 30, 2020 and 2019, respectively, and 41.1% of retail value for both the nine months ended September 30, 2020 and 2019. Depending on product and market, distributor allowances and Marketing Plan payouts for the three and nine months ended September 30, 2020 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail value may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net sales” equal product sales plus shipping and handling, and generally represents what we collect. For U.S. GAAP purposes, shipping and handling services relating to product sales are recognized as fulfillment activities on our performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues.

We do not have visibility into all the sales from our Members to their customers, but such a figure would differ from our reported “retail value” by factors including: (a) the amount of product purchased by our Members for their own personal consumption, (b) prices charged by our Members to their customers other than our suggested retail prices, and (c) the discount from retail value at which preferred members purchase products from us. We discuss retail value because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty overrides. In addition, retail value is a component of the financial reports we use to analyze our financial results because, among other things, it can provide additional detail and visibility into our net sales results on a Company-wide and a geographic region and product category basis. Therefore, this non-GAAP measure may be useful to investors because it provides investors with the same information used by management. As this measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, retail value should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail value to net sales is presented below under Results of Operations.

In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Additionally, in certain markets we are simplifying our pricing by eliminating certain shipping and handling charges and recovering those costs within suggested retail price. As we continue to extend the segmentation of our distributors and preferred members to additional geographic markets and consider other pricing simplification efforts for our Members, we are evaluating the utility of retail value to management and investors and whether it will continue to be used in the same way in the future.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2020 were $1,521.8 million and $4,131.1 million, respectively. Net sales increased $277.3 million, or 22.3% ($277.2 million, or 22.3% excluding Venezuela), and $474.3 million, or 13.0% ($474.2 million, or 13.0% excluding Venezuela), for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 26.1% and 17.6% (25.1% and 16.7% excluding Venezuela) for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 22.3% increase in net sales for the three months ended September 30, 2020 was primarily driven by an increase in sales volume, as indicated by a 23.2% increase in Volume Points and, a 3.6% favorable impact of price increases (2.7% favorable impact excluding Venezuela), partially offset by a 3.8% unfavorable impact of fluctuations in foreign currency exchange rates (2.9% unfavorable impact excluding Venezuela), and a 0.8% unfavorable impact of country sales mix. The 13.0% increase in net sales for the nine months ended September 30, 2020 was primarily driven by an increase in sales volume, as indicated by a 13.8% increase in Volume Points, and a 3.9% favorable impact of price increases (2.8% favorable impact excluding Venezuela), partially offset by a 4.6% unfavorable impact of fluctuations in foreign currency exchange rates (3.7% unfavorable impact excluding Venezuela).

Net income for the three and nine months ended September 30, 2020 was $138.1 million, or $1.04 per diluted share, and $298.8 million, or $2.17 per diluted share, respectively. Net income increased $56.6 million, or 69.4%, and $44.5 million, or 17.5%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in net income for the three months ended September 30, 2020 was mainly due to $98.7 million higher contribution margin driven by higher net sales, partially offset by $29.6 million higher selling, general, and administrative expenses. The increase in net income for the nine months ended September 30, 2020 was mainly due to $200.2 million higher contribution margin driven by higher net sales; $15.0 million lower interest expense, net; and $12.7 million lower income taxes; partially offset by $147.0 million higher selling, general, and administrative expenses primarily driven by $83.1 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $15.7 million unfavorable impact from other income, net relating to CVR revaluations in 2019 as described below; and $14.7 million lower China government grant income.

Net income for the three months ended September 30, 2020 included a $5.5 million pre-tax unfavorable impact ($5.1 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $4.7 million pre-tax unfavorable impact ($4.4 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $0.6 million pre-tax favorable impact ($0.3 million post-tax) of government grant income in China; and a $0.4 million pre-tax unfavorable impact ($4.7 million post-tax) from expenses related to regulatory inquiries.

Net income for the nine months ended September 30, 2020 included an $85.7 million unfavorable impact ($81.0 million post-tax) from expenses related to regulatory inquiries and a legal accrual, which includes $83.1 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; a $16.6 million pre-tax unfavorable impact ($14.6 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $16.2 million pre-tax unfavorable impact ($16.4 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $13.0 million pre-tax favorable impact ($9.4 million post-tax) of government grant income in China; and a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2020 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended September 30, 2019 included a $19.0 million pre-tax unfavorable impact ($16.2 million post-tax) of an accrual for Mexico VAT assessments; an $8.7 million pre-tax unfavorable impact ($8.0 million post-tax) of non-cash interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q); a $1.9 million pre-tax unfavorable impact ($3.2 million post-tax) from expenses related to regulatory inquiries; a $6.4 million pre-tax favorable impact ($4.7 million post-tax) of government grant income in China; a $1.3 million pre-tax favorable impact ($1.8 million post-tax) of gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K); and a $0.4 million post-tax favorable impact related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, or the 2018 10-K).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.2	19.6	20.4	19.9
Gross profit	78.8	80.4	79.6	80.1
Royalty overrides(1)	30.4	29.2	30.3	29.8
Selling, general, and administrative expenses(1)	34.8	40.2	37.7	38.6
Other operating income	—	(0.5)	(0.3)	(0.9)
Operating income	13.6	11.5	11.9	12.6
Interest expense, net	2.3	2.5	2.1	2.8
Other income, net	—	(0.1)	—	(0.4)
Income before income taxes	11.3	9.1	9.8	10.2
Income taxes	2.2	2.6	2.6	3.2
Net income	9.1%	6.5%	7.2%	7.0%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,301.8 million and $3,511.7 million for the three and nine months ended September 30, 2020, respectively, representing an increase of $266.0 million, or 25.7% ($265.9 million, or 25.7% excluding Venezuela), and $401.0 million, or 12.9% ($400.9 million, or 12.9% excluding Venezuela), for the three and nine months ended September 30, 2020 and 2019, respectively, as compared to the same periods in 2019. In local currency, net sales increased 30.5% and 18.0% (29.4% and 16.8% excluding Venezuela) for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 25.7% increase in net sales for the three months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 25.5% increase in Volume Points, and a 4.3% favorable impact of price increases (3.2% favorable impact excluding Venezuela); partially offset by a 4.8% unfavorable impact of fluctuations in foreign currency exchange rates (3.7% unfavorable impact excluding Venezuela). The 12.9% increase in net sales for the nine months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 13.8% increase in Volume Points, and a 4.4% favorable impact of price increases (3.2% favorable impact excluding Venezuela); partially offset by a 5.1% unfavorable impact of fluctuations in foreign currency exchange rates (4.0% unfavorable impact excluding Venezuela).

For a discussion of China’s net sales for the three and nine months ended September 30, 2020, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $538.2 million, or 41.3% of net sales, and $1,485.4 million, or 42.3% of net sales, for the three and nine months ended September 30, 2020, respectively, representing an increase of $91.5 million, or 20.5% ($91.4 million, or 20.5% excluding Venezuela), and $139.2 million, or 10.3% ($138.6 million, or 10.3% excluding Venezuela), for the three and nine months ended September 30, 2020 and 2019, respectively, as compared to the same periods in 2019. The 20.5% increase in contribution margin for the three months ended September 30, 2020 was primarily the result of a 25.5% favorable impact of volume increases, a 6.9% favorable impact of price increases (5.1% favorable impact excluding Venezuela), and a 1.5% favorable impact of sales mix; partially offset by a 6.9% unfavorable impact of fluctuations in foreign currency exchange rates (5.1% unfavorable impact excluding Venezuela) and a 4.3% unfavorable impact of other cost changes related to self-manufacturing and sourcing and increased freight costs from orders shifting toward home delivery versus Member pick-up. The 10.3% increase in contribution margin for the nine months ended September 30, 2020 was primarily the result of a 13.8% favorable impact of volume increases and a 6.9% favorable impact of price increases (5.0% favorable impact excluding Venezuela); partially offset by a 6.1% unfavorable impact of fluctuations in foreign currency exchange rates (4.2% unfavorable impact excluding Venezuela) and a 2.8% unfavorable impact of other cost changes related to self-manufacturing and sourcing and increased freight costs from orders shifting toward home delivery versus Member pick-up.

China reported contribution margin of $197.8 million and $553.3 million for the three and nine months ended September 30, 2020, respectively, representing an increase of $7.2 million, or 3.8%, and $61.0 million, or 12.4%, for the three and nine months ended September 30, 2020 and 2019, respectively, as compared to the same periods in 2019. The 3.8% increase in contribution margin for the three months ended September 30, 2020 was primarily the result of a 2.6% favorable impact of sales mix and a 1.2% favorable impact of timing differences between the recognition of net sales and sales volume. The 12.4% increase in contribution margin for the nine months ended September 30, 2020 was primarily the result of a 14.2% favorable impact of volume increases, a 2.7% favorable impact of sales mix, and a 1.1% favorable impact of price increases, partially offset by a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.1% unfavorable impact of timing differences between the recognition of net sales and sales volume.

Sales by Geographic Region

The following chart reconciles retail value to net sales by geographic region:

	Three Months Ended
	September 30, 2020					September 30, 2019
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$662.4	$(304.1)	$358.3	$40.4	$398.7	$427.9	$(195.8)	$232.1	$25.0	$257.1	55.1%
Mexico	193.1	(89.6)	103.5	6.8	110.3	200.4	(91.2)	109.2	7.3	116.5	(5.3)%
South and Central America	175.6	(75.9)	99.7	3.0	102.7	162.3	(72.3)	90.0	5.4	95.4	7.7%
EMEA	574.3	(255.5)	318.8	15.5	334.3	413.7	(185.8)	227.9	14.4	242.3	38.0%
Asia Pacific	613.2	(267.6)	345.6	10.2	355.8	555.7	(242.7)	313.0	11.5	324.5	9.6%
China	237.4	(18.7)	218.7	1.3	220.0	227.1	(19.6)	207.5	1.2	208.7	5.4%
Worldwide	$2,456.0	$(1,011.4)	$1,444.6	$77.2	$1,521.8	$1,987.1	$(807.4)	$1,179.7	$64.8	$1,244.5	22.3%

	Nine Months Ended
	September 30, 2020					September 30, 2019
	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(1)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
North America	$1,764.3	$(808.2)	$956.1	$106.3	$1,062.4	$1,315.9	$(601.0)	$714.9	$77.0	$791.9	34.2%
Mexico	558.7	(256.8)	301.9	19.7	321.6	604.4	(274.4)	330.0	27.0	357.0	(9.9)%
South and Central America	452.2	(198.6)	253.6	11.0	264.6	487.6	(217.6)	270.0	16.3	286.3	(7.6)%
EMEA	1,529.1	(681.4)	847.7	45.6	893.3	1,291.1	(578.8)	712.3	44.6	756.9	18.0%
Asia Pacific	1,673.6	(731.7)	941.9	27.9	969.8	1,572.4	(686.3)	886.1	32.5	918.6	5.6%
China	666.4	(51.1)	615.3	4.1	619.4	592.8	(49.8)	543.0	3.1	546.1	13.4%
Worldwide	$6,644.3	$(2,727.8)	$3,916.5	$214.6	$4,131.1	$5,864.2	$(2,407.9)	$3,456.3	$200.5	$3,656.8	13.0%

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

As discussed further by market below, the Company has responded to COVID-19 pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2020 as compared to the same periods in 2019, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

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

North America

The North America region reported net sales of $398.7 million and $1,062.4 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $141.6 million, or 55.1%, and $270.5 million, or 34.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 55.1% and 34.2% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 55.1% increase in net sales for the three months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 51.5% increase in Volume Points, and a 3.2% favorable impact of price increases. The 34.2% increase in net sales for the nine months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 32.7% increase in Volume Points, and a 2.9% favorable impact of price increases.

Net sales in the U.S. were $386.7 million and $1,033.9 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $135.2 million, or 53.8%, and $259.7 million, or 33.5%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. The number of active Nutrition Clubs in the region has continued to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate. Our promotional program is designed to encourage consistency and sustainability in our Members’ businesses. Strengthened momentum for the market has resulted in higher rates of growth in net sales for the region for the quarter and year-to-date periods than those for the comparable 2019 periods.

In response to pandemic conditions, product distribution to our Members was altered to allow online orders only; our two major U.S. distribution centers were shipping product only, with no in-person pick-ups permitted; and our sales centers were for pick-up only, with no orders taken on-site as of yet; however, our Members’ ability to obtain product has not materially decreased. Late in the third quarter, our Memphis distribution center began allowing pick-up orders; however, we continue to not allow in-person orders at any of our sales centers. Members’ Nutrition Clubs, which represent a major DMO for the region, are operating in some areas as pick-up points for product only versus their more traditional on-site consumption approach. Nutrition Club sales volume increased for the third quarter versus the prior year, including the impact of home deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, have shifted to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

As evidenced by continuing Volume Point growth for the region, we believe that our responsive efforts to pandemic conditions have been effective to date and we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members. Certain modified practices by us and our Members may prove to be lasting improvements, such as an increased focus on customer-direct orders, and events and trainings that are offered virtually as well as in-person.

Mexico

The Mexico region reported net sales of $110.3 million and $321.6 million for the three and nine months ended September 30, 2020, respectively. Net sales decreased $6.2 million, or 5.3%, and $35.4 million, or 9.9%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 7.6% and 1.1% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 5.3% decrease in net sales for the three months ended September 30, 2020 was primarily due to a 12.9% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.2% unfavorable impact of timing differences between the recognition of net sales and Volume Points, partially offset by an increase in sales volume, as indicated by a 7.3% increase in Volume Points, and a 3.3% favorable impact of price increases. The 9.9% decrease in net sales for the nine months ended September 30, 2020 was primarily due to a 11.0% unfavorable impact of fluctuations in foreign currency exchange rates and a decrease in sales volume, as indicated by a 1.1% decrease in Volume Points, partially offset by a 2.8% favorable impact of price increases.

We believe the Volume Point increase for the quarter, after decreases for a number of prior quarters including the 2019 period, reflects the success of our program of promotions to encourage Member sponsorship and activity, including additional promotions offered since the second quarter of 2020 as a response to pandemic conditions. We believe the Volume Point decrease for the year-to-date period reflects difficult economic conditions in the region and a consequent slowing of our business momentum for the market prior to the third quarter. Despite the pandemic conditions, nearly all product access points in Mexico, both Company-operated and third party, have remained open.

South and Central America

The South and Central America region reported net sales of $102.7 million and $264.6 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $7.3 million, or 7.7% ($7.2 million, or 7.6% excluding Venezuela), and decreased $21.7 million, or 7.6% ($21.8 million, or 7.7% excluding Venezuela), for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 35.4% and 17.4% (22.9% and 4.8% excluding Venezuela) for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 7.7% increase in net sales for the three months ended September 30, 2020 was due to an increase in sales volume, as indicated by a 15.8% increase in Volume Points, and a 19.0% favorable impact of price increases (6.6% favorable impact excluding Venezuela), partially offset by a 27.7% unfavorable impact of fluctuations in foreign currency exchange rates (15.4% unfavorable impact excluding Venezuela). The 7.6% decrease in net sales for the nine months ended September 30, 2020 was due to a 25.0% unfavorable impact of fluctuations in foreign currency exchange rates (12.5% unfavorable impact excluding Venezuela), partially offset by an 18.2% favorable impact of price increases (5.3% favorable impact excluding Venezuela) and a slight increase in sales volume, as indicated by a 0.1% increase in Volume Points. The region saw a sales volume increase for the quarter versus the prior year period led by Colombia and Chile, as markets adapted to pandemic conditions and efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. The region is seeing success leveraging social media, utilizing cash prize promotions, and using the weight loss challenge DMO. COVID-19 pandemic conditions, however, have impacted the region adversely, and significantly so for certain markets in the region including Brazil and Peru. Pandemic impacts have varied by market across the region and have begun to ease, but have included product shipping delays and widespread suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes.

Net sales in Brazil were $20.8 million and $62.4 million for the three and nine months ended September 30, 2020, respectively. Net sales decreased $5.7 million, or 21.6%, and $20.9 million, or 25.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 6.2% and decreased 4.1% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $7.4 million and $17.6 million on net sales for the three and nine months ended September 30, 2020, respectively. In May 2019, we segmented our Member base in the market into distributors and preferred members; we are leveraging this segmentation for communication and promotion purposes, and have made preferred members a strategic focus in order to drive a larger base of new customers. We have expanded our product line to meet consumer demands in new product segments. However, COVID-19 pandemic conditions have constrained our business in Brazil since March 2020. Although most Members’ Nutrition Clubs are now permitted to be open, broader pandemic conditions in the country have adversely impacted sales volumes for this important DMO for the market. Home delivery is operating and is the primary distribution channel for the market, though the majority of other product access points are now open for pick-up. Brazil had a 4% price increase in March 2020.

Net sales in Peru were $17.1 million and $44.6 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $1.4 million, or 9.1%, and decreased $3.0 million, or 6.3%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 15.7% and decreased 2.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.0 million and $1.7 million on net sales for the three and nine months ended September 30, 2020, respectively. Sales volumes that were above the volumes for the prior year through mid-March declined significantly from that time through most of the second quarter due to pandemic conditions. We are taking orders by Internet and phone and shipping product to Member homes; during October 2020, our sales centers began to open for product pick-up as well as home delivery. Members’ Nutrition Clubs were also modified for home delivery only, though they are now beginning to re-open more fully with certain restrictions. These adaptations to pandemic conditions, as well as Members’ success leveraging social media and using the weight loss challenge DMO, contributed to strengthened business momentum and a sales volume increase for the third quarter versus the prior year period.

EMEA

The EMEA region reported net sales of $334.3 million and $893.3 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $92.0 million, or 38.0%, and $136.4 million, or 18.0%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 39.7% and 22.0% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 38.0% increase in net sales for the three months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 34.2% increase in Volume Points, and a 3.6% favorable impact of price increases; partially offset by a 1.7% unfavorable impact of fluctuations in foreign currency exchange rates. The 18.0% increase in net sales for the nine months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 19.4% increase in Volume Points, and a 3.8% favorable impact of price increases; partially offset by a 4.0% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Points were generally higher across the region for the quarter and year-to-date periods. The Volume Point growth that has been seen across the EMEA region for a number of years reflects, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. In addition to the major markets discussed below, strong business momentum in the United Kingdom, South Africa, and France contributed to region net sales growth for the third quarter and year to date.

Due to COVID-19 pandemic conditions, our sales centers and other product access points in many markets within the region are closed or open for limited operations only, leaving shipping for home delivery as the primary distribution channel while these conditions persist. Members are turning further to social media to carry out their sales and oversight activities. These adaptations have been successful in limiting the adverse impact of the pandemic.

Net sales in Spain were $48.8 million and $125.0 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $16.5 million, or 50.7%, and $19.2 million, or 18.1%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 43.7% and 17.6% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $2.3 million and $0.5 million on net sales for the three and nine months ended September 30, 2020, respectively. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships, as well as enhanced technology tools, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. In response to pandemic conditions, we are shifting our operations to primarily online activities to mitigate the negative impacts of being unable to conduct in-person meetings, trainings, and selling activities. Home delivery continues to be our prevailing distribution channel and has not seen significant disruption. After the first quarter of 2020 saw a small sales volume decline, subsequent quarters have seen significant volume increases as our Members appear to have adapted to pandemic conditions, such as leveraging online tools to reach their customers, and business momentum has increased.

Net sales in Russia were $36.7 million and $111.1 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $1.8 million, or 5.1%, and $8.4 million, or 8.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 19.8% and 17.9% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.2 million and $9.9 million on net sales for the three and nine months ended September 30, 2020, respectively. Russia achieved sales volume increases for the third quarter and year-to-date periods versus the prior year despite some pandemic disruption commencing late in the first quarter. Our sales centers are now reopened for product pick-up, although we continue to support home delivery for the market. Due to pandemic conditions, Nutrition Clubs are operating primarily online in the market and remain a key DMO, supported by new products, training, and promotion for all levels of Membership, as well as product access expansion. During the third quarter, we introduced Member segmentation to the market by adding a preferred customer program option for new Members. Russia had an approximate 5% price increase in September 2020.

Net sales in Italy were $39.5 million and $103.8 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $10.2 million, or 34.3%, and $6.1 million, or 6.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 28.0% and 5.9% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $1.9 million and $0.3 million on net sales for the three and nine months ended September 30, 2020, respectively. Sales volume increased for the third quarter and year to date versus the prior year periods. After weakened momentum in our business and pandemic conditions in the country contributed to a sales volume decline for the first quarter of the year, we believe adaptation by Members to pandemic conditions, such as online communication with customers, has been a contributing factor to our sales volume increase and strengthened momentum for subsequent quarters.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $355.8 million and $969.8 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $31.3 million, or 9.6%, and $51.2 million, or 5.6%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 10.9% and 7.5% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 9.6% increase in net sales for the three months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 10.4% increase in Volume Points, and a 1.8% favorable impact of price increases, partially offset by a 1.3% unfavorable impact of fluctuations in foreign currency exchange rates. The 5.6% increase in net sales for the nine months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 5.6% increase in Volume Points, and a 2.4% favorable impact of price increases, partially offset by a 1.9% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point and net sales increases in recent years for most markets in the region are a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line and access point expansion. However, COVID-19 pandemic conditions, such as closed sales centers and Members’ Nutrition Clubs and an increased reliance on home delivery for product distribution, have had an adverse impact on results commencing late in the first quarter, most significantly for India, South Korea, and Indonesia. The region has adapted to pandemic conditions and achieved sales volume increases for the third quarter as well as the year to date compared to the prior year periods. Volume increases were led by India and Vietnam, and the ongoing pandemic conditions contributed to decreases for South Korea and Indonesia.

Net sales in India were $96.2 million and $244.9 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $10.2 million, or 12.0%, and $9.6 million, or 4.1%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 18.2% and 9.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.4 million and $13.2 million on net sales for the three and nine months ended September 30, 2020, respectively. Sales volumes have increased in India in recent years, including the current quarter and year-to-date periods despite some pandemic disruption, as we continued to expand our product line and make it easier for our Members to do business such as by adding product access points and payment methods.

Although certain Indian states have implemented pandemic-related operating constraints, including reduced product manufacturing capacity and constrained ability to deliver product to Members, our manufacturing capacity has met demand. We continue to take Member orders and payments online. Although Company locations are now open for the taking of orders and payments and pick-up of product, home delivery volumes continue to exceed pre-pandemic levels. Disruption to our collections and expenditures of cash have eased, though we continue to move transactions to electronic collection and payment for operating efficiency purposes and for Member convenience.

Separately, regulatory restrictions on direct selling, including registration requirements for our Members that were implemented during February 2020, have reduced the number of new Members since that time, despite certain subsequent relaxations of regulations by the government in response to pandemic conditions. We have seen an increase in new Preferred Members, since these do not have similar registration requirements, but during a transition period, we may see some adverse impact on the net sales growth rate from these regulatory changes.

Net sales in Vietnam were $53.5 million and $149.9 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $12.9 million, or 31.5%, and $35.8 million, or 31.3%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 31.3% and 31.4% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $0.1 million and an unfavorable impact of $0.1 million on net sales for the three and nine months ended September 30, 2020, respectively. Vietnam continues to have strong momentum, having adapted to increased direct-selling regulatory requirements and as sales leadership continues to focus on sustainable, consumption-oriented business practices. COVID-19 pandemic-related operating constraints that we saw in the second quarter had eased somewhat for the third quarter and we and our Members have adapted to constraints by moving events, trainings, and product ordering online.

Net sales in Indonesia were $42.6 million and $131.3 million for the three and nine months ended September 30, 2020, respectively. Net sales decreased $5.7 million, or 11.8%, and $1.7 million, or 1.3%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 8.3% and increased 1.5% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.7 million and $3.7 million on net sales for the three and nine months ended September 30, 2020, respectively. Although Indonesia has increased sales volumes in recent years by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access, pandemic conditions have had an adverse impact on our operations and results for the third quarter and year to date. Our sales centers have continued to operate via online ordering, home delivery, and pick-up, which were already established methods for the market. Many Members’ Nutrition Clubs, the major DMO for the market, that have continued to operate experienced pandemic-related constraints on their activities and public movement. Our responsive measures include training and promotions targeted to sales leaders, non-sales leader Members, and their customers as appropriate.

Net sales in South Korea were $34.0 million and $97.4 million for the three and nine months ended September 30, 2020, respectively. Net sales decreased $4.8 million, or 12.3%, and $11.4 million, or 10.5%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales decreased 12.6% and 7.6% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $0.1 million and an unfavorable impact of $3.2 million on net sales for the three and nine months ended September 30, 2020, respectively. South Korea achieved Volume Point and net sales growth for 2019 after several years of transitionary impact from Marketing Plan changes that led to contraction in our business in the market, and this growth continued in the early part of 2020. Pandemic conditions, however, including the suspension of our training facilities and our Members’ Nutrition Clubs and restrictions on gatherings, have affected the market since mid-February and contributed to sales volume declines for the third quarter and year to date versus the prior year periods. Nutrition Clubs have begun to open on a limited basis, sales and training activities continue online, and delivery of product continues.

China

The China region reported net sales of $220.0 million and $619.4 million for the three and nine months ended September 30, 2020, respectively. Net sales increased $11.3 million, or 5.4%, and $73.3 million, or 13.4%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. In local currency, net sales increased 4.2% and 15.7% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The 5.4% increase in net sales for the three months ended September 30, 2020 was primarily due to a 1.2% favorable impact of fluctuations in foreign currency exchange rates, an increase in sales volume, as indicated by a 0.8% increase in Volume Points, a 2.4% favorable impact of sales mix, and a 1.1% favorable impact of timing differences between the recognition of net sales and Volume Points. The 13.4% increase in net sales for the nine months ended September 30, 2020 was primarily due to an increase in sales volume, as indicated by a 14.2% increase in Volume Points, a 2.4% favorable impact of sales mix, and a 1.0% favorable impact of price increases, partially offset by a 2.3% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.9% unfavorable impact of timing differences between the recognition of net sales and Volume Points.

The volume growth for the nine months ended September 30, 2020 versus the prior year period, despite some disruption due to the COVID-19 viral outbreak, was partially attributable to comparison to a weakened 2019 period. During 2019, our China net sales were negatively impacted by the Chinese government’s 100-day review, or Review, of the health products industry, which concluded in April 2019. The Review, combined with negative media coverage about the Review, impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members had begun conducting meetings again toward the end of 2019 and the first quarter of 2020, the COVID-19 pandemic resulted in travel restrictions and other temporary measures which commenced early in the first quarter and also negatively impacted our business, including renewed sales meeting restrictions and Nutrition Club closures. We and our Members have been able to mitigate the impact of these restrictions through 2020 by taking many sales and promotional activities online. By April 2020, though subject to additional changes in conditions, China operations had largely resumed on an adapted basis. Manufacturing plants and distribution centers are open and operating normally, as well as Nutrition Clubs, subject to certain social distancing measures. Some in-person sales meetings have begun to be held again, based on location and size and subject to government approval, though sales meetings also continue to be successfully held online.

During 2019 we expanded our e-commerce platform to provide the ability for our China Members to service their customers via personalized sites, and for their retail customers to purchase products directly from the Company. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

	Three Months Ended
	September 30, 2020					September 30, 2019
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$1,486.4	$(622.7)	$863.7	$46.7	$910.4	$1,241.1	$(513.0)	$728.1	$40.5	$768.6	18.4%
Targeted Nutrition	679.1	(284.6)	394.5	21.3	415.8	524.1	(216.7)	307.4	17.1	324.5	28.1%
Energy, Sports, and Fitness	204.4	(85.7)	118.7	6.5	125.2	153.4	(63.5)	89.9	5.0	94.9	31.9%
Outer Nutrition	46.1	(19.3)	26.8	1.4	28.2	37.1	(15.3)	21.8	1.2	23.0	22.6%
Literature, Promotional, and Other(1)	40.0	0.9	40.9	1.3	42.2	31.4	1.1	32.5	1.0	33.5	26.0%
Total	$2,456.0	$(1,011.4)	$1,444.6	$77.2	$1,521.8	$1,987.1	$(807.4)	$1,179.7	$64.8	$1,244.5	22.3%

	Nine Months Ended
	September 30, 2020					September 30, 2019
	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	Retail Value(2)	Distributor Allowance	Product Sales	Shipping and Handling	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,042.9	$(1,689.2)	$2,353.7	$130.6	$2,484.3	$3,696.6	$(1,546.4)	$2,150.2	$126.4	$2,276.6	9.1%
Targeted Nutrition	1,834.4	(766.5)	1,067.9	59.2	1,127.1	1,527.4	(638.9)	888.5	52.2	940.7	19.8%
Energy, Sports, and Fitness	525.5	(219.6)	305.9	17.0	322.9	427.5	(178.8)	248.7	14.6	263.3	22.6%
Outer Nutrition	131.0	(54.7)	76.3	4.2	80.5	113.1	(47.3)	65.8	3.9	69.7	15.5%
Literature, Promotional, and Other(1)	110.5	2.2	112.7	3.6	116.3	99.6	3.5	103.1	3.4	106.5	9.2%
Total	$6,644.3	$(2,727.8)	$3,916.5	$214.6	$4,131.1	$5,864.2	$(2,407.9)	$3,456.3	$200.5	$3,656.8	13.0%

(1)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
(2)

Retail value is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See “Presentation” above for a discussion of how we calculate retail value and why we believe the measure is useful to investors.

Net sales for all categories increased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,199.1 million and $1,001.1 million for the three months ended September 30, 2020 and 2019, respectively, and $3,289.9 million and $2,928.6 million for the nine months ended September 30, 2020 and 2019, respectively. Gross profit as a percentage of net sales was 78.8% and 80.4% for the three months ended September 30, 2020 and 2019, respectively, or an unfavorable net decrease of 164 basis points, and 79.6% and 80.1% for the nine months ended September 30, 2020 and 2019, respectively, or an unfavorable net decrease of 45 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2020 as compared to the same period in 2019 included the unfavorable impact of foreign currency fluctuations of 74 basis points (unfavorable impact of 58 basis points excluding Venezuela), unfavorable cost changes of 59 basis points relating to increased freight costs due to orders shifting toward home delivery versus Member pick-up, unfavorable changes in country mix of 54 basis points, unfavorable other cost changes of 49 basis points, and unfavorable cost changes related to self-manufacturing and sourcing of 15 basis points, which includes decreased costs related to Mexico tariffs, partially offset by the favorable impact of retail price increases of 63 basis points (favorable impact of 47 basis points excluding Venezuela) and the favorable impact of lower inventory write-downs of 24 basis points. There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended September 30, 2020 as compared to the same period in 2019.

The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2020 as compared to the same period in 2019 included unfavorable cost changes of 51 basis points relating to increased freight costs due to orders shifting toward home delivery versus Member pick-up, unfavorable cost changes related to self-manufacturing and sourcing of 32 basis points, which includes decreased costs related to Mexico tariffs, the unfavorable impact of foreign currency fluctuations of 29 basis points (unfavorable impact of 11 basis points excluding Venezuela), unfavorable other cost changes of 11 basis points, and unfavorable changes in country mix of 8 basis points, partially offset by the favorable impact of retail price increases of 72 basis points (favorable impact of 54 basis points excluding Venezuela) and the favorable impact of lower inventory write-downs of 14 basis points. There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the nine months ended September 30, 2020 as compared to the same period in 2019.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $463.1 million and $363.8 million for the three months ended September 30, 2020 and 2019, respectively, and $1,251.2 million and $1,090.1 million for the nine months ended September 30, 2020 and 2019, respectively. Royalty overrides as a percentage of net sales were 30.4% and 29.2% for the three months ended September 30, 2020 and 2019, respectively, and 30.3% and 29.8% for the nine months ended September 30, 2020 and 2019, respectively.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $529.7 million and $500.1 million for the three months ended September 30, 2020 and 2019, respectively, and $1,559.5 million and $1,412.5 million for the nine months ended September 30, 2020 and 2019, respectively. Selling, general, and administrative expenses as a percentage of net sales were 34.8% and 40.2% for the three months ended September 30, 2020 and 2019, respectively, and 37.7% and 38.6% for the nine months ended September 30, 2020 and 2019, respectively.

The increase in selling, general, and administrative expenses for the three months ended September 30, 2020 as compared to the same period in 2019 was driven by $24.1 million in higher labor and benefits costs; $6.1 million in higher foreign exchange losses; $5.7 million in higher Member event and promotion costs; and $5.5 million in higher charitable donations; partially offset by $16.8 million in lower non-income tax expenses, primarily from the $19.0 million Mexico VAT assessment accrual recorded in 2019.

The increase in selling, general, and administrative expenses for the nine months ended September 30, 2020 as compared to the same period in 2019 was driven by $83.1 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; $65.5 million in higher labor and benefits costs; and $47.5 million in higher service fees for China independent service providers due to higher sales in China; partially offset by $19.0 million of expenses relating to the SEC investigation relating to our disclosures regarding our marketing plan in China in 2019; $18.3 million in lower Member event and promotion costs, mostly resulting from cancellations of events and promotions due to the COVID-19 pandemic, $13.9 million in lower non-income tax expenses, primarily from the $19.0 million Mexico VAT assessment accrual recorded in 2019; and $13.7 million in lower travel and entertainment costs resulting from travel restrictions due to the COVID-19 pandemic.

Other Operating Income

The $0.6 million of other operating income for the three months ended September 30, 2020 consisted of $0.6 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The $6.4 million of other operating income for the three months ended September 30, 2019 consisted of $6.4 million of government grant income for China.

The $13.0 million of other operating income for the nine months ended September 30, 2020 consisted of $13.0 million of government grant income for China. The $33.7 million of other operating income for the nine months ended September 30, 2019 consisted of $27.7 million of government grant income for China and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7, Contingencies, to the Consolidated Financial Statements included in the 2018 10-K).

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in millions)
Interest expense	$37.0	$36.7	$96.4	$121.5
Interest income	(1.8)	(5.1)	(7.4)	(17.5)
Interest expense, net	$35.2	$31.6	$89.0	$104.0

The increase in interest expense, net for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to lower interest income earned as a result of lower interest rates. The decrease in interest expense, net for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to a decrease in our overall weighted-average borrowings and weighted-average interest rate, partially offset by lower interest income earned as a result of lower interest rates.

Other Income, Net

We did not recognize any other income, net for the three months ended September 30, 2020. The $1.3 million of other income, net for the three months ended September 30, 2019 consisted of a $1.3 million gain on the revaluation of the CVR (See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in the 2019 10-K).

We did not recognize any other income, net for the nine months ended September 30, 2020. The $15.7 million of other income, net for the nine months ended September 30, 2019 consisted of a $15.7 million gain on the revaluation of the CVR.

Income Taxes

Income taxes were $33.6 million and $31.8 million for the three months ended September 30, 2020 and 2019, respectively, and $104.4 million and $117.1 million for the nine months ended September 30, 2020 and 2019, respectively. The effective income tax rate was 19.5% and 28.1% for the three months ended September 30, 2020 and 2019, respectively, and 25.9% and 31.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of our income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the nine months ended September 30, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of our income, partially offset by a decrease in net benefits from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $5.3 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,034.6 million cash and cash equivalents as of September 30, 2020 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2020 and December 31, 2019.

For the nine months ended September 30, 2020, we generated $516.1 million of operating cash flow as compared to $300.9 million for the same period in 2019. The increase in our operating cash flow was the result of $161.4 million of favorable changes in operating assets and liabilities and $53.8 million of higher net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows. The $161.4 million change in operating assets and liabilities was primarily the result of favorable changes in inventories, royalty overrides, and other current liabilities, which included favorable changes in accrued compensation, income taxes payable, and advance sales deposits; partially offset by unfavorable changes in prepaid expenses and other current assets. The $53.8 million of higher net income excluding non-cash items was primarily driven by higher contribution margin driven by higher net sales (See Summary Financial Results above for further discussion), partially offset by higher selling, general, and administrative expenses primarily from the $83.1 million in expenses related to the SEC and DOJ investigations relating to the FCPA matter in China.

Capital expenditures, including accrued capital expenditures, were $74.8 million and $76.0 million for the nine months ended September 30, 2020 and 2019, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $110 million to $130 million for the full year of 2020.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2020 and December 31, 2019, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the 2018 Credit Facility, as amended, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Based on the 2019 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, we were not required to make a mandatory prepayment in 2020 toward the 2018 Term Loan B.

During the nine months ended September 30, 2020, we repaid a total amount of $15.6 million on amounts outstanding under the 2018 Credit Facility. During the nine months ended September 30, 2019, we repaid a total amount of $15.0 million on amounts outstanding under the 2018 Credit Facility. As of September 30, 2020 and December 31, 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $989.9 million and $975.0 million, respectively. Of the $989.9 million outstanding under the 2018 Credit Facility as of September 30, 2020, $254.9 million was outstanding under the 2018 Term Loan A and $735.0 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of September 30, 2020 and December 31, 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.55% and 5.52%, respectively.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2020, the total amount of our foreign subsidiary cash and cash equivalents was $645.7 million, of which $26.8 million was invested in U.S. dollars. As of September 30, 2020, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $388.9 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $682.9 million.

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

In August 2020, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 15.4 million of our common shares at an aggregate cost of approximately $750.0 million, or $48.75 per share. In addition, during the nine months ended September 30, 2020, we repurchased approximately 1.4 million of our common shares through open market purchases at an aggregate cost of approximately $67.1 million, or an average cost of $46.44 per share, and subsequently retired these shares. During the nine months ended September 30, 2019, we did not repurchase any of our common shares through open market purchases.

As of both September 30, 2020 and December 31, 2019, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

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

Working Capital and Operating Activities

As of September 30, 2020 and December 31, 2019, we had working capital of $639.4 million and $523.8 million, respectively, or an increase of $115.6 million. The increase was primarily due to increases in cash and cash equivalents, receivables, and prepaid expenses and other current assets, partially offset by increases in other current liabilities, royalty overrides, and accounts payable.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of September 30, 2020.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2020, we sold products in 95 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for each of the three and nine months ended September 30, 2020 and 2019.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $16.8 million and $15.1 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, we had goodwill of approximately $88.7 million and $91.5 million, respectively. As of both September 30, 2020 and December 31, 2019, we had marketing-related intangible assets of approximately $310.0 million. The decrease in goodwill during the nine months ended September 30, 2020 was due to foreign currency translation adjustments. No marketing-related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2020 and 2019. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2020 and December 31, 2019, the aggregate notional amounts of these contracts outstanding were approximately $49.4 million and $66.4 million, respectively. As of September 30, 2020, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2020, we recorded assets at fair value of $0.4 million and liabilities at fair value of $1.0 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, we recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2020 and December 31, 2019.

As of both September 30, 2020 and December 31, 2019, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of September 30, 2020 and December 31, 2019.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2020:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2020
Buy British pound sell Euro	0.92	$3.2	$—
Buy British pound sell U.S. dollar	1.28	1.4	—
Buy Canadian dollar sell Euro	1.57	0.7	—
Buy Chinese yuan sell Euro	8.04	60.8	0.6
Buy Chinese yuan sell U.S. dollar	7.13	99.3	3.4
Buy Colombian peso sell U.S. dollar	3,864.68	2.3	—
Buy Euro sell Australian dollar	1.65	1.8	—
Buy Euro sell Brazilian real	6.46	1.3	—
Buy Euro sell British pound	0.91	4.4	—
Buy Euro sell Canadian dollar	1.57	2.8	—
Buy Euro sell Chilean peso	915.43	0.9	—
Buy Euro sell Chinese yuan	8.01	91.6	(0.4)
Buy Euro sell Ghanaian cedi	7.06	2.0	—
Buy Euro sell Hong Kong dollar	9.07	4.3	—
Buy Euro sell Indonesian rupiah	17,706.53	31.8	(0.5)
Buy Euro sell Japanese yen	123.07	0.8	—
Buy Euro sell Kazakhstani tenge	503.50	1.5	—
Buy Euro sell Korean won	1,365.14	3.2	—
Buy Euro sell Malaysian ringgit	4.89	4.1	—
Buy Euro sell Mexican peso	26.58	44.2	(0.4)
Buy Euro sell Peruvian nuevo sol	4.20	3.1	—
Buy Euro sell Philippine peso	57.28	2.3	—
Buy Euro sell Russian ruble	92.60	2.2	—
Buy Euro sell South African rand	19.94	5.7	(0.1)
Buy Euro sell Taiwan dollar	34.06	1.2	—
Buy Euro sell Thai baht	37.03	1.7	—
Buy Euro sell Turkish lira	9.11	2.2	—
Buy Euro sell Ukrainian hryvnia	33.48	1.4	—
Buy Euro sell Vietnamese dong	27,364.37	19.5	(0.1)
Buy Indonesian rupiah sell Euro	17,524.80	27.1	0.1
Buy Mexican peso sell Euro	26.16	1.6	—
Buy Norwegian krone sell U.S. dollar	9.42	1.1	—
Buy South African rand sell Euro	19.91	1.2	—
Buy Swedish krona sell U.S. dollar	8.96	0.6	—
Buy Taiwan dollar sell U.S. dollar	28.75	9.4	—
Buy Thai baht sell Euro	36.99	0.1	—
Buy U.S. dollar sell Colombian peso	3,851.47	4.0	—
Buy U.S. dollar sell Euro	1.17	52.2	(0.3)
Buy U.S. dollar sell Korean won	1,168.08	15.4	—
Buy U.S. dollar sell Mexican peso	22.81	3.1	0.1
Buy U.S. dollar sell Philippine peso	48.84	8.2	—
Buy Vietnamese dong sell Euro	27,200.00	2.8	—
Total forward contracts		$528.5	$2.4

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2020, the aggregate annual maturities of the 2018 Credit Facility were expected to be $5.2 million for the remainder of 2020, $20.7 million for 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $875.2 million thereafter. As of September 30, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $251.6 million and $725.4 million, respectively, and the carrying values were $253.7 million and $727.5 million, respectively. As of December 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $235.7 million and $744.8 million, respectively, and the carrying values were $233.2 million and $732.1 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of September 30, 2020 and December 31, 2019. The 2018 Credit Facility bears variable interest rates, and as of September 30, 2020 and December 31, 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.55% and 5.52%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of September 30, 2020, we recorded liabilities at fair value of $1.2 million relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase by approximately $8.9 million or decrease by approximately $1.3 million.

As of September 30, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $503.1 million and the carrying value was $454.6 million. As of December 31, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $508.6 million, and the carrying value was $437.4 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of September 30, 2020, the fair value of the 2025 Notes was approximately $646.1 million and the carrying value was $592.6 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $19.4 million or increase by approximately $11.6 million.

As of September 30, 2020, the fair value of the 2026 Notes was approximately $410.9 million and the carrying value was $395.7 million. As of December 31, 2019, the fair value of the 2026 Notes was approximately $424.1 million and the carrying value was $395.3 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $10.4 million or increase by approximately $9.9 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include, among others, the following:

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
•

risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third-party importers, and pricing and currency devaluation risks, especially in countries such as Venezuela;

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

•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of our trademarks and other intellectual property rights;
•	product concentration;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our operations;
•	uncertainties relating to the United Kingdom’s exit from the European Union;
•	restrictions imposed by covenants in our existing indebtedness;
•	risks related to our convertible notes;
•	changes in, and uncertainties relating to, the application of transfer pricing, duties, value added taxes, and other tax laws, treaties, and regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise, and if so, the prices paid in connection with such acquisitions; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

Additional factors and uncertainties that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

We believe the COVID-19 pandemic may have an adverse impact on the pipeline of new Members, which is a factor to our net sales. Additionally, our Member organization has a high turnover rate, which is a common characteristic found in the direct-selling industry, and this turnover rate may increase as a result of the COVID-19 pandemic. See the COVID-19 Pandemic and Sales by Geographic Region sections in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of the impacts of the COVID-19 pandemic on our business and results of operations. For additional information regarding sales leader retention rates, see Part I, Item 1, Business of the 2019 10-K.

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

As previously disclosed, the Securities and Exchange Commission, or SEC, had requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. On September 27, 2019, the Company and the SEC entered into a settlement resolving this matter. Pursuant to the administrative order settling this matter, under which the Company neither admitted nor denied the SEC’s allegations (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder, and pay a $20 million civil penalty. The $20 million settlement amount, which had previously been recorded as an accrued liability within the Company’s condensed consolidated balance sheet as of June 30, 2019, was paid in October 2019.

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

As previously disclosed, the SEC and the DOJ conducted investigations into the Company’s compliance with the FCPA in China. Also, as previously disclosed, the Company conducted its own review and implemented remedial and improvement measures based upon this review, including, but not limited to, replacement of certain employees and enhancements of Company policies and procedures in China. The Company cooperated with the SEC and the DOJ and has now reached separate resolutions with each of them.

On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that the Company violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, the Company and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company is required to undertake compliance self-reporting obligations for the three-year term of the respective agreements with the SEC and the DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. In addition, the Company agreed to pay the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million. The $123 million settlement amount, which had previously been recognized in other current liabilities within the Company’s condensed consolidated balance sheet as of June 30, 2020, was paid in September 2020. If the Company fails to comply with the DPA, such failure or any resulting further government action could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

(a) None.

(b) None.

(c) On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $682.9 million. The following is a summary of our repurchases of common shares during the three months ended September 30, 2020, including the approximately 15.4 million common shares we repurchased in the August 2020 modified Dutch auction tender offer at an aggregate cost of approximately $750.0 million, or $48.75 per share. For further information on our share repurchases, including the August 2020 tender offer, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	—	$—	—	$1,482,932,978
August 1 — August 31	15,702,498	$48.76	15,702,498	$717,251,637
September 1 — September 30	693,217	$49.61	693,217	$682,860,678
	16,395,715	$48.80	16,395,715	$682,860,678

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(v)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(l)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(l)
4.4

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of August 16, 2018, governing the 7.250% Senior Notes due 2026

(o)
4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(o)
4.6	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(w)
4.7	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.6 hereto)	(w)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(t)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(t)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(m)
10.10#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.13#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(p)
10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(f)
10.16#	Herbalife Ltd. Executive Incentive Plan	(f)
10.17	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.18

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Associates Corp., Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(g)
10.19#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(h)
10.20#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(h)
10.21#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h)
10.22#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(i)
10.23	Agreement, dated August 21, 2017, by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates party thereto	(j)

Exhibit Number	Description	Reference
10.24#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(m)
10.25#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(k)
10.26#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10.27#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(k)
10.28#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(k)
10.29#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(k)
10.30#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(k)
10.31	Amendment dated May 29, 2018 to the Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc.	(n)
10.32

Credit Agreement, dated as of August 16, 2018, among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, Jefferies Finance LLC, as administrative agent for the Term B Lenders and collateral agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and as administrative agent for the Term A Lenders and the Revolving Credit Lenders

(o)
10.33#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	(p)
10.34#	Letter Agreement, dated July 11, 2019, by and between Michael O. Johnson and Herbalife International of America, Inc.	(q)
10.35#	Employment Agreement, dated as of October 23, 2019, by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(r)
10.36#	Employment Agreement, dated as of October 23, 2019, by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(r)
10.37

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(s)
10.38

Second Amendment to Credit Agreement, dated as of March 19, 2020, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Coöperatieve Rabobank U.A., New York Branch as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders

(u)
10.39	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	*
10.40	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(e)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(f)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(g)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(i)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(j)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(k)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(l)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(n)	Previously filed on August 1, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 and is incorporated herein by reference.
(o)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(q)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.
(r)	Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(s)	Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(t)	Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(u)	Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(v)	Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.
(w)	Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ BOSCO CHIU
Bosco Chiu Executive Vice President, Chief Financial Officer

Dated: November 5, 2020