Form 10-K
period 2020-12-31
HERBALIFE NUTRITION LTD.
filed 2021-02-17
CIK 1180262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
There were 117,916,776 common

shares outstanding as of February 10, 2021. The aggregate market value of the Registrant’s common shares held by non-affiliates
was approximately $
2,795
 million as of June 30, 2020, based upon the last reported sales price on the New York Stock Exchange on that date of $
44.98
. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III of this Annual Report on
Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures, or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the
COVID-19
pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include the following:

•	the potential impacts of the COVID-19 pandemic on us; our Members, customers, and supply chain; and the world economy;

•	our ability to attract and retain Members;

•	our relationship with, and our ability to influence the actions of, our Members;

•	our noncompliance with, or improper action by our employees or Members in violation of, applicable U.S. and foreign laws, rules, and regulations;

•	adverse publicity associated with our Company or the direct-selling industry, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

•	changing consumer preferences and demands;

•	the competitive nature of our business and industry;

•	legal and regulatory matters, including regulatory actions concerning, or legal challenges to, our products or network marketing program and product liability claims;

•	the Consent Order entered into with the FTC, the effects thereof and any failure to comply therewith;

•	risks associated with operating internationally and in China;

•	our dependence on increased penetration of existing markets;

•	any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, pandemics and/or other acts by third parties;

•
noncompliance by us or our Members with any privacy laws, rules, or regulations or any security breach involving the misappropriation, loss, or other unauthorized use or disclosure of confidential information;

•	contractual limitations on our ability to expand or change our direct-selling business model;

•	our reliance on our information technology infrastructure and manufacturing facilities and those of our outside manufacturers;

•	the sufficiency of our trademarks and other intellectual property;

•	product concentration;

•	our reliance upon, or the loss or departure of any member of, our senior management team;

•	restrictions imposed by covenants in the agreements governing our indebtedness;

•	risks related to our convertible notes;

•	changes in, and uncertainties relating to, the application of transfer pricing, customs duties, value added taxes, and other tax laws, treaties, and regulations, or their interpretation;

•	our incorporation under the laws of the Cayman Islands; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.
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
GENERAL
Founded in 1980, we are a premier global nutrition company that provides consumers with nutrition solutions in the areas of weight management, sports nutrition, and health and wellness. We use a direct-selling business model to distribute and market our nutrition products to and through a network of independent members, or Members. We believe that direct selling is ideally suited for our business because the distribution and sales of nutrition products are reinforced by the personal support, coaching, education, and understanding community of like-minded people that our entrepreneurial Members have to offer.
We sell high-quality, science-backed products in the categories of weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature, promotional, and other in 95 markets globally as of December 31, 2020. In addition to the effectiveness of personalized selling through a direct-selling business model, we believe the primary drivers for our success throughout our
41-year
operating history have been enhanced consumer awareness and demand for our products due to global trends such as the obesity epidemic, increasing interest in a fit and active lifestyle, living healthier, and the rise of entrepreneurship.
PRODUCT SALES
Our Members use high-quality and science-backed products to help other Members and their customers manage their weight, improve their overall health, enhance their fitness and sport goals, and experience life-changing results. As of December 31, 2020 we marketed and sold approximately 120 product types. Our products are often sold as part of a program and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. Our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 28% of our net sales for the year ended December 31, 2020.
The following table summarizes our products by product category:

	Percentage of Net Sales
	2020	2019	2018	Description	Representative Products
Weight Management	59.8%	61.8%	63.5%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control ® , Formula 2 Multivitamin Complex, Prolessa ™ Duo , and Protein Bars

Targeted Nutrition	27.6%	26.2%	25.4%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks ® , and Herbalifeline ®

Energy, Sports, and Fitness	7.9%	7.2%	6.3%	Products that support a healthy active lifestyle	Herbalife24 ® product line, N-R-G Tea, and Liftoff ® energy drink

Outer Nutrition	2.0%	2.0%	1.9%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line

Literature, Promotional, and Other	2.7%	2.8%	2.9%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and Biz Works

Product returns and buyback policies
In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer or preferred member who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days from the time of receipt for a full refund or credit toward the exchange of another Herbalife product. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but it generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period in exchange for a refund of the net price paid for the product and, in most markets, the cost of returning the products and materials to us. Together, product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2020, 2019, and 2018.
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
We continue to invest in scientific and technical functions, including research and development associated with creating new or enhancing current product formulations and the advancement of personalized nutrition solutions; clinical studies of existing products or products in development; technical operations to improve current product formulations; quality assurance and quality control to establish the appropriate quality systems, controls, and standards; and rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Our personalized nutrition solutions include tools which aid in the development of optimal product packages specific to our customers’ individual nutritional needs, based on their expected wellness goals.
Our product development strategy is twofold: (1) to increase the value of existing customers by investing in products to fill perceived gaps in our portfolios, adding flavors, increasing convenience by investing in snacks and bars, and expanding afternoon and evening consumption with products like savory shakes or soups; and (2) to attract new customers by entering into new categories, offering more choices, increasing individualization, and expanding our current sports line. We have a keen focus on product innovation and aim to launch new products and variations on existing products on a regular basis. Once a particular market opportunity has been identified, our scientists, along with our operations, marketing, and sales teams, work closely with Member leadership to introduce new products and variations on existing products.
Our Nutrition Advisory Board and Dieticians Advisory Board are comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity, diet, and healthy lifestyle. We rely on the scientific contributions from members of our Nutrition Advisory Board and our in-house
scientific team to continually upgrade existing products or introduce new products as new scientific studies become available and are accepted by regulatory authorities around the world.
MARKETS
Competition
The categories of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products are highly competitive. We compete against products sold in a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. In particular, our direct-selling competitors include Nu Skin, Tupperware, and USANA and our other competitors include Conagra Brands, Hain Celestial, and Post. We have differentiated ourselves from our competitors through our Members’ focus on the consultative sales process through product education and the frequent contact and support that many Members have with their customers through a community-based approach to help customers achieve nutrition goals. Some methods include Nutrition Clubs, Weight Loss Challenges, Wellness Evaluations, and Fit Camps.
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
For additional information regarding competition, see the risk factors titled “
Our failure to establish and maintain Member and sales leader relationships could negatively impact sales of our products and materially harm our business, financial condition, and operating results
” and “
Our failure to compete successfully could materially harm our business, financial condition, and operating results
” in Part I, Item 1A,
Risk Factors
, of this Annual Report on Form 10-K.
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
In certain geographic markets such as the United States, Brazil, India, Russia, and Italy, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. One of the key outcomes of this new member segmentation is to provide clear differentiation between those interested in retailing our products or building a sales organization, and those simply consuming our products as discount customers. This distinction allows us to both better communicate and market to each group, while also providing us with better information regarding our Members within the context of their stated intent and goals. As of December 31, 2020, we had approximately 6.2 million Members, including 1.7 million preferred members and 1.5 million distributors in these markets where we have established these two categories and 0.4 million sales representatives and independent service providers in China. Future increases in the number of preferred members, as conversions take place or as we introduce segmentation into other markets, does not in and of itself represent an increase in the total number of Members, nor is it necessarily indicative of our future expected financial performance.
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
Our Members
We believe our Members are the most important differentiator as we go to market with our nutrition products, because of the one-on-one
direct contact they have with their customers, along with the education, training and community support services that we believe help improve the nutrition habits of consumers. People become Herbalife Members for a number of reasons. Many first start out as consumers of our products who want to lose weight or improve their nutrition, and are customers of our Members. Some later join Herbalife and become Members themselves, which makes them eligible to purchase products directly from us, simply to receive a discounted price on products for them and their families. Some Members are interested in the entrepreneurial opportunity to earn compensation based on their own skills and hard work and join Herbalife to earn part-time or full-time income.
We work closely with our entrepreneurial Members to improve the sustainability of their businesses and to reach consumers As a leading direct seller, we require our Members to fairly and honestly market both our products and the Herbalife business opportunity. Our relationship with our Members is key to our continued success as they allow us direct access to the voice of consumers.
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
fitness programs, or Fit Camps, and
Member-led
Wellness Evaluations. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges, and Fit Camps, as Daily Methods of Operations, or DMOs.
We believe that personal and professional development is key to our Members’ success and, therefore, we and our sales leader Members have meetings and events to support this important objective. We and our Member leadership conduct in-person
and virtual training sessions on local, regional, and global levels attended by thousands of Members to provide updates on product education, sales and marketing training, and instruction on available tools. These events are opportunities to showcase and disseminate our Members’ evolving best marketing practices and DMOs from around the world and to introduce new or upgraded products. A variety of training and development tools are also available through online and mobile platforms.
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
We assign point values, known as Volume Points, to each of our products to determine a Member’s sales achievement level. See Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Operating Results
, for a further description of Volume Points. To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify
once each year. Qualification criteria can vary somewhat by market. We have qualification methods of up to 12 months to encourage a more gradual qualification. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based DMOs, and the business opportunity prior to becoming a sales leader.
The basis for calculating Marketing Plan payouts varies depending on product and market and for 2020 utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.
Our compensation system requires each sales leader to
re-qualify
for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification
requirements during the preceding twelve months. The
re-qualification
requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification
of the prior year). Volume Points are the basis for sales leader qualification. Typically, a Member accumulates Volume Points for a given sale at the time the Member pays for the product. However, effective beginning in May 2017, a Member does not receive Volume Point credit for a transaction in the United States until that product is sold to a customer at a profit and it is documented in compliance with the Consent Order entered into with the Federal Trade Commission.
As of December 31, 2020, prior to our February
re-qualification
process, approximately 783,000 of our Members have attained the level of Sales Leader, of which approximately 676,000 have attained this level in the 94 markets globally where we use our worldwide Marketing Plan and 107,000 independent service providers operating under our China Marketing Plan.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification
process) and sales leader retention rate by year and by region:

	Number of Sales Leaders			Sales Leader Retention Rate
	2020	2019	2018	2020	2019	2018
North America	71,202	66,264	49,379	65.4%	73.2%	65.9%
Mexico	72,866	75,475	71,719	66.6%	69.9%	66.3%
South and Central America	61,535	64,929	66,325	60.7%	62.2%	59.0%
EMEA	130,438	121,297	107,528	70.6%	71.3%	68.7%
Asia Pacific	158,815	133,817	114,818	65.7%	64.4%	59.0%

Total sales leaders	494,856	461,782	409,769	66.5%	67.9%	63.6%
China	70,701	89,077	76,600

Worldwide total sales leaders	565,557	550,859	486,369

The number of sales leaders as of December 31 will exceed the number immediately subsequent to the preceding re-qualification
period because sales leaders qualify throughout the year but sales leaders who do not re-qualify
are removed from the rank of sales leader the following February.
For the latest twelve-month
re-qualification
period ending January 2021, approximately 67.9% of our sales leaders, excluding China, re-qualified,
versus 66.5% for the twelve-month period ended January 2020. For each of these years, certain markets have utilized a lower re-qualification
threshold, and these figures include the effect of the lower threshold. Excluding the impact of the lower re-qualification thresholds, the retention rates for 2021 and 2020 would have been 62.9% and 62.3%, respectively. Separately, with revised business requirements in place for U.S. and U.S. Territories, as described in
Network Marketing Program
below, we now utilize a
re-qualification
equalization factor for U.S. Members to better align their
re-qualification
thresholds with Members in other countries, and retention results for each of the years presented include the effect of the equalization factor. We believe this factor preserves retention rate comparability across markets. Also, for each of the years presented, the retention results exclude certain markets for which, due to local operating conditions, sales leaders were not required to requalify; such exclusions are not material to our retention results.
We believe the sales leader retention rate of 67.9% for the year ended January 2021 is the result of efforts we have made to improve the sustainability of sales leaders’ businesses, such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader. As our business operations evolve, including the segmentation of our Member base in certain markets and changes in sales leader re-qualification
thresholds for other markets, management continues to evaluate the importance of sales leader retention rate information.
Member Technology
Many Members today also rely on the use of technology to support their businesses. With the increasing use of technology in our everyday lives and the increased Member activity on our online and mobile tools, we have also enhanced our product access and distribution network to support higher volumes of online or mobile orders. Placing orders through these media also allows Members and their customers to select home or business delivery options. We continue to adapt our access points to accommodate the increase in online or mobile ordering activity. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business, and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as HN MyClub, Engage, HNconnect, BizWorks, MyHerbalife, GoHerbalife, and Herbalife.com. Additionally, we support a growing suite of point-of-sale
tools to assist our Members with the ordering, tracking and their customer relationship management. These tools allow our Members to manage their business and communicate with their customers more efficiently and effectively.

Business in China
Our business model in China includes unique features as compared to our traditional business model in order to ensure compliance with Chinese regulations. As a result, our business model in China differs from that used in other countries. Members in China are categorized differently than those in other countries. In China, we sell our products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary.
In China, while multi-level marketing is not permitted, direct selling is permitted. Chinese citizens who apply and become Members are referred to as sales representatives. These sales representatives are permitted to sell away from fixed retail locations in the provinces where we have direct selling licenses, including in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui, Yunnan, Gansu, Ningxia, and Inner Mongolia. In Xinjiang province, where we do not have a direct selling license, we have a Company-operated retail store that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.
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
RESOURCES
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
We analyze our finished products for label claims and microbiological purity, thereby verifying product safety and shelf life. For our self-manufactured products, we do substantially all of our testing in-house
at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California; Winston-Salem, North Carolina; Suzhou, China; Nanjing, China; and our Worldwide Quality Center of Excellence in Changsha, China. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which produce products for the U.S. and most of our international markets, we operate and test to the regulations established by the U.S. Food and Drug Administration, or FDA, and strict Current Good Manufacturing Practice regulations, or CGMPs, for food, acidified food, and dietary supplements.
We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at audited contract manufacturer labs or third-party labs. For these products manufactured at other facilities, we combine four elements to ensure quality products: (1) the same selectivity and assurance in ingredients as noted above; (2) use of reputable, CGMP-compliant, quality-minded manufacturing partners; (3) a significant supplier qualification and annual audit program; and (4) significant product quality testing. During 2020, we purchased approximately 20% of our products from our top three third-party manufacturers.
Intellectual property and branding
Marketing foods and supplement products on the basis of sound science means using ingredients in the exact composition and quantity as demonstrated to be effective in the relevant scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods suppliers and consultants to execute supply and non-disclosure
agreements that contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain product registrations in many countries. We also make efforts to protect certain unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees.
We use the umbrella trademarks
Herbalife
®
,
Herbalife Nutrition
®
, and the
Tri-Leaf
design worldwide, and protect several other trademarks and trade names related to our products and operations, such as
Niteworks
®
and
Liftoff
®
. Our trademark registrations are issued through the United States Patent and Trademark Office, or

USPTO, and comparable agencies in the foreign countries. We believe our trademarks and trade names contribute to our brand awareness.
To increase our brand awareness, we and our Members use a variety of tools and marketing channels. These can include anything from traditional media to social media and alliances with partners who can promote our goal of better living through nutrition. Herbalife Nutrition sponsorships of and partnerships with featured athletes, teams, and events promote brand awareness and the use of Herbalife products. We continue to build brand awareness with a goal towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife Nutrition brand logo and marketing materials for use in their marketing efforts.
Infrastructure
Our direct-selling business model enables us to grow our business with moderate investment in infrastructure and fixed costs. We incur no direct incremental cost to add a new Member in our existing markets, and our Member compensation varies directly with product sales. In addition, our Members also bear a portion of our consumer marketing expenses, and our sales leaders sponsor and coordinate Member recruiting and most meeting and training initiatives. Additionally, our infrastructure features scalable production and distribution of our products as a result of having our own manufacturing facilities and numerous third-party manufacturing relationships, as well as our global footprint of in-house
and third-party distribution centers.
An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, one focus of this strategy is to provide more product access points closer to our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size
distribution centers in major countries, to small pickup locations spread throughout the world. We also expect to continue to improve our distribution channels relating to home delivery as we expect to see continued increased demands for our products being shipped to our Members in certain of our larger markets. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. In aggregate, we have over 1,700 distribution points and partner retail locations around the world. In addition to our distribution points, we contract third party-run
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

REGULATION
General
In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints that regulate the conduct of our business. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, and include regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Members, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Members (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); (6) our international operations, such as import/export, currency exchange, repatriation and anti-bribery regulations; (7) antitrust issues; and (8) privacy and data protection. See Part I, Item 1A,
Risk Factors
, of this Annual Report on
Form 10-K
for additional information.
Products
In the United States, the formulation, manufacturing, packaging, holding, labeling, promotion, advertising, distribution, and sale of our products are subject to regulation by various federal governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities, and foreign countries in which our products are manufactured, distributed, or sold. The FDA, in particular, regulates the formulation, manufacture, and labeling of over-the-counter,
or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the Federal Food, Drug and Cosmetic Act, or FFDCA. Internationally, the majority of products marketed by us are classified as foods, health supplements, or food supplements.
FDA regulations govern the preparation, packaging, labeling, holding, and distribution of foods, OTC drugs, cosmetics, and dietary supplements. Among other obligations, they require us and our contract manufacturers to meet relevant CGMP regulations for the preparation, packaging, holding, and distribution of OTC drugs and dietary supplements. The FDA also requires identity testing of all incoming dietary ingredients used in dietary supplements, unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The CGMPs are designed to ensure that OTC drugs and dietary supplements are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have implemented a comprehensive quality assurance program that is designed to maintain compliance with the CGMPs for products manufactured by us or on our behalf for distribution in the United States. As part of this program, we have regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes. We believe that we and our contract manufacturers are compliant with the FDA’s CGMP and other applicable manufacturing regulations in the United States.
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
In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims documents. ESFA’s opinions, which have been accepted by the European Commission, have limited the use of certain nutrition-specific claims made for foods and food supplements. Accordingly, we revised affected product labels to ensure regulatory compliance.
We are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us from making specified claims in advertising of our products, but does not prevent us from continuing to make specified claims concerning our products, provided that we have a reasonable basis for making the claims. The injunction also prohibits certain recruiting-related investments from Members and mandates that payments to Members be premised on retail value (as defined); the injunction provides that we may establish a system to verify or document such compliance.
Network Marketing Program
Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state regulators as well as regulations in foreign markets administered by foreign regulators.

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
On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of us. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we implemented and continue to enhance certain procedures in the U.S. and agreed to be subject to certain audits by an independent compliance auditor (Affiliated Monitors, Inc.) for a period of seven years. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase product for their own household use – or “distributors” – who are Members who wish to resell some products or build a sales organization. We also agreed to compensate distributors on U.S. eligible sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States.
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
The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We have implemented new and enhanced procedures required by the terms of the Consent Order and will continue to do so. We continue to monitor the impact of the Consent Order and our board of directors established the Implementation Oversight Committee in connection with the Consent Order, and more recently, our Audit Committee assumed oversight of continued compliance with the Consent Order. The Implementation Oversight Committee had met regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the Consent Order to have a long-term and material adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., have been in the past, and may in the future, be negatively impacted as we and they adjust to the changes. However, the terms of the Consent Order and the ongoing costs of compliance may adversely affect our business operations, our results of operations and our financial condition. See Part I, Item 1A,
Risk Factors
, of this Annual Report on
Form 10-K
for a discussion of risks related to the settlement with the FTC.
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

Additionally, the FTC has promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the typical results that consumers can generally expect. The revised Guides also require advertisers to disclose connections between the advertiser and any endorsers that consumers might not expect, known as “material connections.” We have adapted our practices and rules regarding the practices of its Members to comply with the Guides and to comply with the Consent Order.
We also are subject to the risk of private party challenges to the legality of our network marketing program both in the United States and internationally. For example, in
Webster v. Omnitrition International, Inc.
, 79 F.3d 776 (9th Cir. 1996), the network marketing program of Omnitrition International, Inc., or Omnitrition, was challenged in a class action by Omnitrition distributors who alleged that it was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies federal and other applicable state statutes and case law.
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
We also are subject to regulations in various foreign markets pertaining to social security assessments and employment and severance pay requirements. As an example, in some markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on Members without having to pay social security assessments on behalf of the Members and without incurring severance obligations to terminated Members. In some countries, we may be subject to these obligations in any event.
It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial or regulatory determination with respect to our network marketing program could have a material adverse effect on our business, financial condition, and operating results and may also result in negative publicity, requirements to modify our network marketing plan, or a negative impact on Member morale. In addition, adverse rulings by courts in any proceedings challenging the legality of network marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.
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
In order to comply with regulations that apply to both us and our Members, we research the applicable regulatory framework prior to entering any new market to identify necessary licenses and approvals and applicable limitations relating to our operations in that market and then work to bring our operations into compliance with the applicable limitations and to maintain such licenses. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We also research laws applicable to Member operations and revise or alter our Member applications, rules, and other training materials and programs to provide Members with guidelines for operating their independent business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. While we have rules and guidelines for our Members and monitor their market conduct, we are, however, unable to ensure that our Members will not distribute our products in countries where we have not commenced operations.
In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our Members are in compliance with all applicable regulations, new regulations are being added regularly and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products, or our network marketing program, so that extensive adverse publicity about us, our products, or our network marketing program may increase the likelihood regulatory scrutiny or action.

HUMAN CAPITAL
We believe in promoting a diverse, equitable, and inclusive work environment. We believe these practices are important to recruiting and retaining the talent to allow our organization to achieve its goals and objectives. We monitor the appropriate human capital needs of our departments and functions with particular focus on the areas where human capital resources are important to daily operations to ensure we can timely manufacture, distribute, and sell products to our Members. As of December 31, 2020, we had approximately 9,900 employees, of which approximately 3,000 were located in the United States. In certain countries, we have employees who are subject to labor union agreements.
We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate human capital. Having a business presence in multiple jurisdictions also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We offer our employees wages and benefits packages that are in line with respective local labor markets and laws.
The
COVID-19
pandemic has increased the resources required to keep our employees safe and healthy and we are making what we believe are the necessary investments to achieve this goal. In response to the pandemic, we have taken several actions, including supporting our employees to work from home when possible, implementing safety measures in all our facilities, and offering incremental compensation to certain of our employees. We believe our proactive efforts have been successful in supporting our business growth despite the obstacles and challenges presented by
COVID-19.
We are dependent on our third-party independent distributors to sell and promote our products to consumers. We frequently interact and work directly with our sales leader distributors to explore ways to support our mission and our third-party independent members’ businesses, and their customers’ personal goals of living a healthier and more active lifestyle. See the
Network Marketing Program – Member Compensation and Sales Leader Retention and Requalification
section above for sales leader and requalification metrics and further discussion on our sales leaders.
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
We also make available free of charge on our investor relations website at
ir.herbalife.com
our Principles of Corporate Governance, our Corporate Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and ESG Committee of our Board of Directors. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on
Form 10-K
and should not be considered part of this Annual Report on
Form 10-K
or any other filing we make with the SEC.

Item 1A.	R isk Factors
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment decision regarding our securities risky. The factors, events, uncertainties, and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price. These risk factors do not identify all risks that we face. We could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present material risks.

Additionally, the
COVID-19
pandemic has also amplified many of the other risks discussed below to which we are subject. We are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and operating results as well as our share price. In addition, given the unpredictable, unprecedented, and fluid nature of the pandemic, it may also materially and adversely affect our business, financial condition, and operating results in ways that are not currently anticipated by or known to us or that we do not currently consider to present material risk.
Risk Factor Summary
This risk factor summary contains a high-level summary of certain of the principal factors, events and uncertainties that make an investment in our securities risky, including risks related to our business and industry, risks related to regulatory and legal matters, risks related to our international operations, risks related to our indebtedness and risks related to our common shares. The following summary is not complete and should be read together with the more detailed discussion of these and the other factors, events and uncertainties set forth below before making an investment decision regarding our securities. The principal factors, events and uncertainties that make an investment in our securities risky include the following:
Risks Related to Our Business and Industry

•	Our failure to establish and maintain Member and sales leader relationships could negatively impact sales of our products and materially harm our business, financial condition, and operating results.

•
Because we cannot exert the same level of influence or control over our Members as we could if they were our employees, our Members could fail to comply with applicable law or our rules and procedures, which could result in claims against us that could materially harm our business, financial condition, and operating results.

•	Adverse publicity associated with our Company or the direct-selling industry could materially harm our business, financial condition, and operating results.

•	Our failure to compete successfully could materially harm our business, financial condition, and operating results.

•
Since one of our products constitutes a significant portion of our net sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement, could materially harm our business, financial condition, and operating results.

•	Our contractual obligation to sell our products only through our Herbalife Member network and to refrain from changing certain aspects of our Marketing Plan may limit our growth.

•
Our failure to appropriately respond to changing consumer trends, preferences, and demand for new products and product enhancements could materially harm our Member relationships and our Members’ customer relationships and product sales or otherwise materially harm our business, financial condition, and operating results.

•	If we fail to further penetrate existing markets, the growth in sales of our products, along with our operating results could be negatively impacted.

•
Our business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, pandemics, and/or other acts by third parties.

•
We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.

•
If any of our manufacturing facilities or third-party manufacturers fail to reliably supply products to us at required levels of quality or fail to comply with applicable laws, our financial condition and operating results could be materially and adversely impacted.

•	If we lose the services of members of our senior management team, our business, financial condition, and operating results could be materially harmed.

•	Our share price may be adversely affected by third parties who raise allegations about our Company.

Risks Related to Regulatory and Legal Matters

•
Our products are affected by extensive regulations, and our failure or our Members’ failure to comply with any regulations could lead to significant penalties or claims, which could materially harm our financial condition and operating results.

•
Our network marketing program is subject to extensive regulation and scrutiny and any failure to comply, or alteration to our compensation practices in order to comply, with these regulations could materially harm our business, financial condition, and operating results.

•	We are subject to the Consent Order with the FTC, the effects of which, or any failure to comply therewith, could materially harm our business, financial condition, and operating results.

•	Our actual or perceived failure to comply with privacy and data protection laws, rules, and regulations could materially harm our business, financial condition, and operating results.

•	We are subject to material product liability risks, which could increase our costs and materially harm our business, financial condition, and operating results.

•	If we fail to protect our intellectual property, our ability to compete could be negatively affected, which could materially harm our financial condition and operating results.

•	If we infringe the intellectual property rights of others, our business, financial condition, and operating results could be materially harmed.

•
We may be held responsible for additional compensation, certain taxes, or assessments relating to the activities of our Members, which could materially harm our financial condition and operating results.

Risks Related to Our International Operations

•	A substantial portion of our business is conducted in foreign jurisdictions, exposing us to the risks associated with international operations.

•	We are subject to the anti-bribery laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.

•
If we do not comply with transfer pricing, customs duties VAT, and similar regulations, we may be subject to additional taxes, customs duties, interest, and penalties in material amounts, which could materially harm our financial condition and operating results.

•
Our business in China is subject to general, as well as industry-specific, economic, political, and legal developments and risks and requires that we utilize a modified version of the business model we use elsewhere in the world.

•	The United Kingdom’s exit from the European Union could adversely impact us.
Risks Related to Our Indebtedness

•	The terms and covenants in our existing indebtedness could limit our discretion with respect to certain business matters, which could harm our business, financial condition, and operating results.

•
The conversion or maturity of our convertible notes may adversely affect our financial condition and operating results, and their conversion into common shares could have a dilutive effect that could cause our share price to go down.

Risks Related to Our Common Shares

•	Holders of our common shares may difficulties in protecting their interests because we are incorporated under Cayman Islands law.

•
Provisions of our articles of association and Cayman Islands law may impede a takeover or make it more difficult for shareholders to change the direction or management of the Company, which could reduce shareholders’ opportunity to influence management of the Company.

•	There is uncertainty as to shareholders’ ability to enforce certain foreign civil liabilities in the Cayman Islands.

•	U.S. Tax Reform may adversely impact certain U.S. shareholders of the Company.

Risks Related to Our Business and Industry
Our failure to establish and maintain Member and sales leader relationships could negatively impact sales of our products and materially harm our business, financial condition, and operating results.
We distribute our products exclusively to and through our independent Members, and we depend on them directly for substantially all of our sales. To increase our revenue, we must increase the number and productivity of our Members. Accordingly, our success depends in significant part on our ability to recruit, retain, and motivate a large base of Members, including through an attractive compensation plan, the maintenance of an attractive product portfolio, and other incentives. The loss of a significant number of Members, our inability to generate sufficient interest in our business opportunities and products, or any legal or regulatory impact to our Members’ ability to conduct their business could negatively impact sales of our products and our ability to attract and retain Members, each of which could have a material adverse effect on our business, financial condition, and operating results. In our efforts to attract and retain Members, we compete with other direct-selling organizations. In addition, our Member organization has a high turnover rate, which is common in the direct-selling industry, in part because our Members, including our sales leaders, may easily enter and exit our network marketing program without facing a significant investment or loss of capital. For example, the upfront financial cost to become a Member is low, we do not have time or exclusivity requirements, we do not charge for any required training, and, in substantially all jurisdictions, we maintain a buyback program.
We believe the
COVID-19
pandemic could have an adverse impact on the pipeline of new Members and our Member turnover rate, and may impact our future net sales. See the
COVID-19
Pandemic
and
Sales by Geographic Region
sections in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of this Annual Report on
Form 10-K
for further discussion of the impacts of the
COVID-19
pandemic on our business and results of operations. For additional information regarding sales leader retention rates, see Part I, Item 1,
Business
, of this Annual Report on
Form 10-K.
Because we cannot exert the same level of influence or control over our Members as we could if they were our employees, our Members could fail to comply with applicable law or our rules and procedures, which could result in claims against us that could materially harm our business, financial condition, and operating results.
Our Members are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation and oversight as we could if Members were our employees. As a result, there can be no assurance that our Members will participate in our marketing strategies or plans, accept our introduction of new products, or comply with applicable legal requirements or our rules and procedures.
We are subject to extensive federal, state, local, and foreign laws, rules, and regulations that regulate our business, products, direct sales channel, and network marketing plan. See the
Regulation
section of Part I, Item 1,
Business
, of this Annual Report on
Form 10-K
for additional information. While we have implemented policies and procedures designed to govern Member conduct and to protect the goodwill associated with Herbalife Nutrition, it can be difficult to enforce these policies and procedures because of our large number of Members and their status as independent contractors and because our policies and procedures differ by jurisdiction as a result of varying local legal requirements. In addition, although we train our Members and attempt to monitor our Members’ marketing materials, we cannot ensure that our Members will comply with applicable legal requirements or our policies and procedures or that such marketing materials or other Member practices comply with applicable laws, rules, and regulations. It is possible that a court could hold us liable for the actions of our Members, which could materially harm our business, financial condition, and operating results.

Adverse publicity associated with our Company or the direct-selling industry could materially harm our business, financial condition, and operating results.
The size of our Member organization, our operating results, and our share price may be significantly affected by the public’s perception of Herbalife Nutrition and other direct-selling companies. This perception is dependent upon opinions concerning a number of factors, including:

•	the safety, quality, and efficacy of our products, as well as those of similar companies;

•	our Members;

•	our network marketing program or the attractiveness or viability of the financial opportunities it may provide;

•	the direct-selling business generally;

•
actual or purported failure by us or our Members to comply with applicable laws, rules, and regulations, including those regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the registration of our products for sale in our target markets or other aspects of our business;

•	the security of our information technology infrastructure; and

•	actual or alleged impropriety, misconduct, or fraudulent activity by any person formerly or currently associated with our Members or us.
Adverse publicity concerning any of the foregoing whether or not accurate or resulting in investigation, enforcement, or other legal or regulatory actions or the imposition of fines, penalties, or other sanctions, could negatively impact the goodwill of our Company, our ability to attract, motivate, and retain Members, and our ability to generate revenue.
In addition, our Members’ and consumers’ perception of Herbalife Nutrition and our direct-selling business as well as similar companies can be significantly influenced by media attention, publicized scientific research or findings, product liability claims, and other publicity, whether or not it is legitimate. For example, as a result of the prevalence and marked increase in the use of blogs, social media platforms, and other forms of Internet-based communications, the opportunity for dissemination of information, both accurate and inaccurate, is seemingly limitless and readily available, and often does not provide any opportunity for correction or other redress.
Adverse publicity that associates use of our products or any similar products with adverse effects, questions the benefits of any such products, or claims that any such products are ineffective, inappropriately labeled, or have inaccurate instructions as to their use, could lead to lawsuits or other legal or regulatory challenges and could materially and adversely impact our reputation, the demand for our products, and our business, financial condition, and operating results.
Adverse publicity relating to us has had, and could again have, a negative effect on our ability to attract, motivate, and retain Members, and on our share price. For example, the resulting adverse publicity from the 1986 permanent injunction entered in California caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. See also the risk factor titled “
Our share price may be adversely affected by third parties who raise allegations about our Company.
” We expect that adverse publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

Our failure to compete successfully could materially harm our business, financial condition, and operating results.
The business of developing and marketing weight management and other nutrition and personal care products is highly competitive and sensitive to the introduction of new products and weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. Our competitors include numerous manufacturers; distributors; marketers; online, specialty, mass, and other retailers; and physicians that actively compete for the business of consumers both in the United States and abroad. Some of our competitors have longer operating histories, significantly greater resources, better-developed and more innovative sales and distribution channels and platforms, greater name recognition, and larger established customer bases than we do. Our present and future competitors may be able to better withstand reductions in prices or other adverse economic or market conditions than we can; develop products that are comparable or superior to those we offer; adapt more quickly or effectively to new technologies, changing regulatory requirements, evolving industry trends and standards, and customer requirements than we can; and/or devote greater resources to the development, promotion, and sale of their products than we do. We are also subject to significant competition for the recruitment of Members from other direct-selling organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members are involved. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge that will compete with us, including for our Members and their customers. Accordingly, competition may intensify and we may not be able to compete effectively in our markets. If we are not able to retain our Members and their customers or otherwise compete successfully, our business, financial condition, and operating results would be materially adversely affected.
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
Our failure to appropriately respond to changing consumer trends, preferences, and demand for new products and product enhancements could materially harm our Member relationships and our Members’ customer relationships and product sales or otherwise materially harm our business, financial condition, and operating results.
Our business is subject to rapidly changing consumer trends and preferences and product introductions, especially with respect to our nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes and introductions, and we may not respond or develop new products or product enhancements in a cost-effective, timely, or commercially appropriate manner, or at all, particularly while the
COVID-19
pandemic persists. The success of our new product offerings and enhancements depends on a number of factors, including our ability to:

•	accurately anticipate consumer needs;

•	innovate and develop new products and product enhancements that meet these needs;

•	successfully commercialize new products and product enhancements;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a cost-effective and timely manner; and

•
differentiate our product offerings from those of our competitors and successfully respond to other competitive pressures, including technological advancements, evolving industry standards, and changing regulatory requirements.

Our failure to accurately predict changes in consumer demand and technological advancements could negatively impact consumer opinion of our products or our business, which in turn could harm our Member relationships and the Members’ relationships with their customers, and cause the loss of sales. In addition, if we do not introduce new products or make enhancements to meet the changing needs of our Members and their customers in a cost-effective, timely, and commercially appropriate manner, or if our competitors release new products or product enhancements before we do, some of our product offerings could be rendered obsolete, which could cause our market share to decline and negatively impact our business, financial condition, and operating results.
If we fail to further penetrate existing markets, the growth in sales of our products, along with our operating results, could be negatively impacted.
The success of our business is to a large extent contingent on our ability to further penetrate existing markets, which is subject to numerous factors, many of which are out of our control. Our ability to increase market penetration may be limited by the finite number of persons in a given country inclined to pursue a direct-selling business opportunity or consumers aware of, or willing to purchase, Herbalife Nutrition products. Moreover, our growth in existing markets will depend upon increased brand awareness and improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our foreign markets, we cannot assure you that such growth levels will continue in the immediate or long-term future. Furthermore, our efforts to support growth in such foreign markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets, such as the United States. For example, there can be no assurances that we will be able to successfully manage expansion of manufacturing operations and a growing and dynamic sales force in China. If we are unable to effectively scale our supply chain and manufacturing infrastructure to support future growth in China or other foreign markets, our operations in such markets may be adversely impacted. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our business, financial condition, and operating results could materially suffer.
Since one of our products constitutes a significant portion of our net sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement could materially harm our business, financial condition, and operating results.
Our Formula 1 Healthy Meal, which is our best-selling product line, approximated 28% of our net sales for the year ended December 31, 2020. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, or if the replacement product fails to gain market acceptance, our business, financial condition, and operating results could be materially harmed.
Our business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, pandemics, and/or other acts by third parties.
We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day
selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by unforeseen or catastrophic events, such as (i) natural disasters or severe weather conditions, including fires, floods, hurricanes, volcanic eruptions, and earthquakes; (ii) power loss or shortages; (iii) telecommunications or information technology infrastructure failures; (iv) acts or threats of war, terrorism, or other armed hostilities; (v) outbreaks of contagious diseases, epidemics, and pandemics; (vi) cybersecurity incidents, including intentional or inadvertent exposure of content perceived to be sensitive data; (vii) employee misconduct or error; and/or (viii) other actions by third parties and other similar disruptions, could adversely affect our ability to conduct business and our Members’ selling activities. For example, our operations in Mexico were impacted by flooding in September 2017, when severe weather conditions damaged or otherwise destroyed inventory stored at one of our facilities. Furthermore, our headquarters and one of our distribution facilities and manufacturing facilities are located in Southern California, an area susceptible to fires and earthquakes. Although the events in Mexico did not have a material negative impact on our Mexico operations, we cannot make assurances that any future catastrophic events will not adversely affect our ability to operate our business or our financial condition and operating results. In addition, catastrophic events may result in significant cancellations of Member orders; contribute to a general decrease in local, regional, or global economic activity; directly impact our marketing, manufacturing, financial, or logistics functions; impair our ability to meet Member demands; harm our reputation; and expose us to significant liability, losses, and legal proceedings, any of which could materially and adversely affect our business, financial condition, and operating results.
In March 2020, the World Health Organization declared the
COVID-19
outbreak a global pandemic. The
COVID-19
pandemic has significantly impacted health and economic conditions globally, and has adversely affected the Company’s business and that of its Members in certain of the Company’s markets and may continue to so impact those markets or others in the future. Government, agency, and other regulatory recommendations, guidelines, mandates, and actions to address public health concerns, including restrictions on movement, public gatherings, and travel and restrictions on, or in certain cases outright prohibitions of, companies’ ability to conduct normal business operations, have and may continue to adversely affect our business. Although we have been classified as an essential business in most jurisdictions where we operate, there is no guarantee that this classification will not change. We may also be forced to or voluntarily elect to limit or cease operations in one or more markets for other reasons, such as the health and safety of our employees or because of disruptions in the operation of our supply chain and sources of supply. For example, it is possible that closures of our manufacturing facilities could impact our distribution centers and our ability to manufacture and deliver products to our Members. In general, our inventory of products continues to be adequate to meet demand, but we do expect our supply chain and our ability to source and/or manufacture products will be negatively impacted if the negative effects of the pandemic continue for a prolonged period of time or worsen. The pandemic has had an adverse impact on Members’ product access in some markets, which may, and in some cases will, continue until conditions improve. Our Members’ businesses are also subject to many of the same risks and uncertainties related to the
COVID-19
pandemic, as well as other pandemic-related risks and uncertainties that may not directly impact our operations, any of which could adversely affect demand for our products. For example, limitations on public gatherings has restricted our Members’ ability to hold meetings with their existing customers and to attract new customers. Significant limitations on cash transactions could also have an adverse effect on sales of products in certain markets.
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
Considerable uncertainty still surrounds the
COVID-19
pandemic, its potential effects and the extent and effectiveness of government responses to the pandemic. If the pandemic is not contained, or if effective vaccines are not made available and utilized quickly enough, the adverse impacts of the
COVID-19
pandemic could worsen, impacting all segments of the global economy, and result in a significant recession or worse. However, the unprecedented and sweeping nature of the
COVID-19
pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. Accordingly, our ability to conduct our business in the manner previously done or planned for the future could be materially and adversely affected, and any of the foregoing risks, or other cascading effects of the
COVID-19
pandemic that are not currently foreseeable, could materially and adversely affect our business, financial condition, and operating results. See the
COVID-19
Pandemic
and
Sales by Geographic Region
sections in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of this Annual Report on
Form 10-K
for further discussion of the impacts of the
COVID-19
pandemic on our business and operating results.
We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.
Our business, including our ability to provide products and services to and manage our Members, depends on the performance and availability of our information technology infrastructure, including our core transactional systems. The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses, and other incentives. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our business needs. Our information technology infrastructure, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or breached or otherwise fail for a number of reasons, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, or catastrophic events such as natural disasters, severe weather conditions, or acts of war or terrorism. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, such as unauthorized attempts to access, disable, improperly modify, exfiltrate, or degrade our information technology infrastructure, or the introduction of computer viruses, malware, “phishing” emails, and other destructive software, and social engineering schemes, could compromise the confidentiality, availability, and integrity of our information technology infrastructure as well as those of the third parties with which we interact. These attacks may come from external sources, such as governments or hackers, or may originate internally from an employee or a third party with which we interact. We have been the target of, and may be the target of in the future, malicious cyber-attacks, although to date none of these attacks have had a meaningful adverse impact on our business, financial condition, or operating results. Additionally, in response to the
COVID-19
pandemic, many of our employees have been encouraged to work remotely, which may increase our exposure to significant systems interruptions, cybersecurity attacks, and otherwise compromise the integrity and reliability of our information technology infrastructure and our internal controls.
Any disruptions to, or failures or inadequacies of, our information technology infrastructure that we may encounter in the future may result in substantial interruptions to our operations, expose us to significant liability, and may damage our reputation and our relationships with, or cause us to lose, our Members, especially if the disruptions, failures, or inadequacies impair our ability to track sales and pay royalty overrides, bonuses, and other incentives, any of which would harm our business, financial condition and operating results. Any such disruptions, failures, or inadequacies could also create compliance risks under the Consent Order and result in penalties, fines, or sanctions under any applicable laws or regulations. Furthermore, it may be expensive or difficult to correct or replace any aspect of our information technology infrastructure in a timely manner, if at all, and we may have little or no control over whether any malfunctioning information technology services supplied to us by third parties are appropriately corrected, if at all. We have encountered, and may encounter in the future, errors in our software and our enterprise network, and inadequacies in the software and services supplied by certain of our vendors, although to date none of these errors or inadequacies have had a meaningful adverse impact on our business, financial condition or operating results.
If any of our manufacturing facilities or third-party manufacturers fail to reliably supply products to us at required levels of quality or fail to comply with applicable laws, our financial condition and operating results could be materially and adversely impacted.
Any significant interruption of production at any of our manufacturing facilities or third-party contract manufacturers may materially harm our business, financial condition, and operating results. For example, natural disasters, including earthquakes, fires, hurricanes, or floods, technical issues, work stoppages, or other unforeseen or catastrophic events, that result in significant interruption of production at any of our facilities or third-party contract manufacturers could impede our ability to conduct business. While we have business continuity programs for our manufacturing facilities which contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing could be expensive and time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members, and damage our reputation, any of which could harm our business, financial condition, and operating results. Additionally, we cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including the FDA’s CGMP regulations. Our product supply contracts generally have three-year terms. Except for force majeure events, such as natural disasters and other acts of God, and non-performance
by Herbalife Nutrition, our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time-period and we have exercised this right in the past. Globally, we have over 50 contract manufacturers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Our contract manufacturers are also located in the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of our products, including any interruptions that may arise as a result of the
COVID-19

pandemic, would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.
As a result of the
COVID-19
pandemic, we and our contract manufacturers have experienced some delays in receiving and delivering certain ingredients and packaging components. While these delays have not materially impacted our supply levels, there is no guarantee that there will be sufficient global supply for us or our contract manufacturers to manufacture our products at sufficient levels to meet demand or at the pre-pandemic
levels. We are actively monitoring the pandemic and its potential impact on our supply chain and operations. Given the uncertainties surrounding
COVID-19,
including the severity of the disease, the duration and extent of the outbreak, and actions taken or to be taken by governmental authorities and the resulting impacts from those responses to our third-party contract manufacturers, we cannot guarantee that we will have a sufficient and reliable supply of ingredients from our third-party vendors or products from our contract manufacturers. Additionally, while we are not presently aware of any current liquidity issues with our suppliers or contract manufacturers, we cannot assure you that they will not experience financial hardship as a result of the
COVID-19
pandemic or otherwise, which could impact their ability to meet our needs.
If we lose the services of members of our senior management team, our business, financial condition, and operating results could be materially harmed.
We depend on the continued services of our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation, and entrepreneurial business success. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that all members of our senior management team will remain with us. The loss or departure of any member of our senior management team could adversely impact our Member relations and operating results. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. Further, to the extent we are required to replace members of senior management or key personnel, any significant leadership change or transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning and execution, adversely impact our Member relations, or cause our business to suffer. While we strive to mitigate any negative impact associated with changes to our senior management team or key personnel, there may be uncertainty among investors, employees, Members, and others concerning our future direction and performance. Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition, and operating results. We currently do not maintain “key person” life insurance with respect to our senior management team.
Our share price may be adversely affected by third parties who raise allegations about our Company.
Short sellers and others who raise allegations regarding our business activities, some of whom are positioned to profit if our share price declines, can negatively affect our share price. For example, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program, our product safety, our accounting practices, and other matters, and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant share price volatility. Following this public announcement, our share price dropped significantly. Additionally, from time to time we are subject to various legal proceedings, including governmental and regulatory inquiries and inquiries from legislators, that may adversely affect our share price. Significant volatility of our share price may cause the value of a shareholder’s investment to decline rapidly.

Risks Related to Regulatory and Legal Matters
Our products are affected by extensive regulations and our failure or our Members’ failure to comply with any regulations could lead to significant penalties or claims, which could materially harm our financial condition and operating results.
The majority of our products are classified as foods, dietary supplements, and cosmetics. In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale, and storage of our products are subject to extensive government regulation. This regulation takes the form of laws, governmental regulations, administrative determinations, court decisions, and other similar constraints and exists at the federal, state, and local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are, or will remain, in compliance with all of these regulations. Our failure or our Members’ failure to comply with applicable regulations could disrupt the manufacturing of our products, our marketing activity, our Members’ sale of our products, or lead to increased costs, legal or regulatory proceedings, the imposition of significant penalties, or harm our reputation, any of which could adversely impact our business, financial condition, and operating results. In addition, regulatory authorities periodically review legislative and regulatory policies and initiatives, and may promulgate new or revised, or adopt changes in the interpretation and enforcement of existing, regulations at any time. The adoption of new regulations or changes in the interpretations of existing regulations, such as those relating to genetically modified foods, may result in significant compliance costs or discontinuation of impacted product sales and may negatively impact the marketing of our products or require us to change or cease aspects of our business, any of which could result in significant loss of sales and harm our business, financial condition, and operating results.
For example, we are subject to the rules of the FDA, including for CGMPs. Any failure by us or our contract manufacturers to comply with the CGMPs could negatively impact our reputation and ability to sell our products even after the situation has been rectified and, in the case of our contract manufacturers, even though we are not directly liable under the CGMPs for their compliance. In complying with the dietary supplement CGMPs, we have experienced increases in production costs due to increases in required testing of raw ingredients, work in process, and finished products. In addition, regulators and other governmental authorities limit the types of claims that we and our Members can make about our products, including nutrition content claims, health claims, and therapeutic claims and otherwise regulate the marketing of our products. For example, the FTC’s Guides explain how the FTC interprets prohibitions on unfair or deceptive acts or practices. Consequently, the FTC could bring an enforcement action based on practices that are inconsistent with the Guides. The Consent Order entered into with the FTC in 2016 also includes restrictions regarding the marketing of our products. It is possible that our use, and that of our Members, of marketing materials, including testimonials about our products, may be significantly impacted by laws, rules, and regulations governing the marketing of our products and therefore might negatively impact our sales.
From time to time, we receive inquiries from regulators and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical documents addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators, including in countries where we plan to commence or expand operations, will not take actions that may adversely affect our business and our sales, including preventing or delaying entry into markets or the introduction of new products or requiring the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets. Any such regulatory action, regardless of whether it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales. For example, the Chinese government carried out a
100-day
review, or the Review, in 2019 to investigate the unlawful promotion and sales of health products, which resulted in negative media attention to the health products industry and materially and adversely impacted our business in China in 2019 as Members significantly reduced activities and sales meetings during and following the Review. Additionally, in response to the
COVID-19
pandemic, the FTC has increased its scrutiny of claims being made by companies and issued hundreds of warning letters to, and initiated enforcement actions against, companies making health claims related to the ability of their products to treat, cure, or prevent
COVID-19
or business opportunity claims related to
COVID-19.
Our network marketing program is subject to extensive regulation and scrutiny and any failure to comply, or alteration to our compensation practices in order to comply, with these regulations could materially harm our business, financial condition, and operating results.
Our network marketing program, like the compensation practices of other direct-selling organizations, is subject to a number of federal, state, and foreign regulations administered by the FTC and other federal, state, and foreign agencies. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on genuine demands and sales of the organization’s products rather than investments in the organization or other non-retail
sales-related criteria. For example, in certain foreign countries, compensation to distributors in the direct-selling industry may be limited to a certain percentage of sales.
The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. Regulatory authorities also periodically review legislative and regulatory policies and initiatives and may promulgate new or revised regulations. For example, in 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of the Company and our business model. For example, in the past, allegations regarding the legality of our network marketing program have been raised, which led to intense public scrutiny and significant share price volatility.
From time to time, we are a party to various regulatory proceedings related to compliance with regulations applicable to our network marketing program. We are also subject to the risk of private party challenges to the legality of our network marketing program, and similar programs of other companies have been successfully challenged in the past. Legal proceedings may cause us to incur significant expenses, including legal fees and costs for remediation efforts, and result in fines, penalties, sanctions, adverse judgments, or negative publicity, any of which could materially harm our business, financial condition, and operating results and impact our share price. For example, in one or more markets, our network marketing program could be found not to be in compliance, or a court could issue an adverse determination with respect to our network marketing program specifically or with respect to network marketing practices generally in proceedings not involving us, any of which may require us to alter our compensation practices under our network marketing program and adversely impact our ability to recruit and maintain Members or to obtain or maintain a license, permit, or similar certification. As previously disclosed, the Consent Order entered into with the FTC in 2016 and the 1986 permanent injunction entered in California required us to make changes to our network marketing program and our business operations. There can be no assurances that federal, state, or foreign regulators or courts will not require similar actions in the future. While we believe we are in compliance with regulations applicable to our network marketing program, including those enforced by the Consent Order and the permanent injunction in California, there is no assurance that any federal, state, or foreign courts or regulators or the independent compliance auditor under the Consent Order would agree. The failure of our network marketing program to comply with current or newly adopted laws, rules, and regulations, the Consent Order, or the California injunction, or any allegations or charges to that effect brought by federal, state, or foreign regulators, could have a material adverse impact our business in a particular market or in general and may adversely affect our share price.

We are subject to the Consent Order with the FTC, the effects of which, or any failure to comply therewith, could materially harm our business, financial condition, and operating results.
As previously disclosed, in July 2016, we entered into the Consent Order with the FTC. As part of the Consent Order, we agreed to make a payment of $200 million and to implement, and continue to enhance, certain procedures in the United States. We also agreed, among other things, to (i) be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; (ii) requirements regarding compliance certification and record creation and maintenance; (iii) a prohibition on misrepresentations and misleading claims made by us or our Members regarding the income potential of participants in our network marketing program and misleading depictions of lavish lifestyles; and (iv) restrictions on distributors’ ability to open Nutrition Clubs in the United States. The FTC and ICA have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. The terms of the Consent Order are described in greater detail in our Current Report on
Form 8-K
filed on July 15, 2016.
The Consent Order, including our compliance therewith and the procedures implemented as a result thereof, has impacted, and may continue to impact, our business operations, including our net sales and profitability. For example, the Consent Order includes a number of restrictions and requirements, including regarding the verification and receipting of sales, and therefore creates compliance risks and costs. As a result, we have implemented a number of enhanced procedures regarding, among other things, tracking retail sales and internal consumption by distributors. We have also instituted controls and procedures and developed technology solutions that we believe address our Consent Order requirements, including tools and software used by distributors to document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will continue to operate as expected. These controls and procedures and technology solutions have been, and may continue to be, costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and operating results. In addition, any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order.
Further, management and our board of directors have been, and may continue to be, required to focus a substantial amount of time on Consent Order compliance activities, which could divert their attention from running and growing our business. At any time, we may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of any guidance or analyst or investor expectations. In addition, while we believe the Consent Order has set new standards within the direct-selling industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, customers, and ultimately sales.
A number of our Members disagreed with our decision to enter into the Consent Order, whether because they disagreed with certain terms thereof, they believed it would negatively impact their personal business, or they would not have settled the investigation on any terms. Compliance with the Consent Order, however, requires the cooperation of our Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we would if they were our employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. In addition, the Consent Order provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels, or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife Nutrition as a distributor.

The Consent Order also creates additional third-party risks. The Consent Order does not prevent other third parties from bringing actions against us, whether in the form of other federal, state, or foreign regulatory proceedings or private litigation, any of which could lead to monetary settlements, fines, penalties, or injunctions. Although we neither admitted nor denied the allegations in the FTC’s complaint (except as to the Court having jurisdiction over the matter), third parties may use specific statements or other matters addressed in the Consent Order as the basis for their action. The Consent Order has caused, and any subsequent legal or regulatory claim may also lead to, negative publicity, whether because some view it as a condemnation of the Company or our direct-selling business model or because other third parties use it as justification to make unfounded and baseless assertions against us, our business model, or our Members. An increase in the number, severity or scope of third-party claims, actions or public assertions may result in substantial costs and harm to our reputation. The Consent Order may also impact third parties’ willingness to work with us as a company.
We believe we have complied with the Consent Order and we will continue to do so. However, the FTC or ICA may not agree now or in the future. In the event we are found to be in violation of the Consent Order, the FTC could take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors. Further, the impact of the Consent Order on our business, including the effectiveness of the controls, procedures, and technology solutions implemented to comply therewith, and on our Member base could be significant. If our business or Member base is adversely impacted, it is uncertain as to whether, or how quickly, we would be able to restructure or rebuild, irrespective of market conditions. Our financial condition and operating results could be materially harmed if we fail to comply with the Consent Order, if costs related to compliance exceed our estimates, if it has a negative impact on net sales, or if it leads to further legal, regulatory, or compliance claims, proceedings, or investigations or litigation.
Our actual or perceived failure to comply with privacy and data protection laws, rules, and regulations could materially harm our business, financial condition, and operating results.
Our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personally identifiable information of our Members, customers, leads, vendors, and employees in various information technology systems that we maintain and in those maintained by third parties with which we interact. Anyone who is able to circumvent our security measures or those of our third-party service providers could misappropriate such confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our information technology infrastructure or otherwise damage our business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could result in legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and operating results and our reputation as a brand, business partner, and employer. In addition, employee error or malfeasance or other errors in the storage, use, or transmission of any such information could result in disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Member, customer, and vendor information, including credit card banking information, these risks are heightened. In addition, our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. See also the risk factor titled “
We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.
”
In addition, the use and handling of certain types of information, including personally identifiable and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the European Union General Data Protection Regulation, which became effective in May 2018, the Brazil Law on General Data Protection, which became effective in September 2020, the California Consumer Privacy Act, or the CCPA, which became effective in January 2020, and the European Union Payment Services Directive 2, which became effective in January 2021 and requires stronger customer authentication for online transactions in that region. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personally identifiable and financial information of our customers and Members and could present technological challenges and negatively impact our sales. These privacy and data security laws, rules, and regulations are increasing in their complexity, enactment, and amendments. As such, compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance risk and cost for us. If we fail to comply with these privacy and data security laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.
We are subject to material product liability risks, which could increase our costs and materially harm our business, financial condition, and operating results.
Our ingestible products include vitamins, minerals, botanicals, and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market
regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption or use. Although we rely upon published and unpublished safety information, including clinical studies on ingredients used in our products, and conduct limited clinical studies on some key products, unknown adverse reactions resulting from human consumption or use of these ingredients could occur. We have been, and may again be, subjected to various product liability claims, including claims that the products contain contaminants, include inadequate instructions as to their uses, and include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and materially adversely affect our business, financial condition, and operating results. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Moreover, product liability claims may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may not cover all product liability claims, which may require us to pay substantial monetary damages. Finally, even if our insurance covers a claim, given the level of self-insured retentions that we have accepted under our current product liability insurance policies, which is $12.5 million, in certain cases we may be subject to the full amount of liability associated with any claims, which could be substantial.
If we fail to protect our intellectual property, our ability to compete could be negatively affected, which could materially harm our financial condition and operating results.
Our success and the market for our products depend to a significant extent upon the goodwill associated with our trademark and tradenames and our ability to protect our proprietary rights in our innovative products and product enhancements. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing, and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection or obtaining new trademark registrations. We permit the limited use of our trademarks by our Members to assist them in marketing our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our Members, or they may be used in association with claims or products in a manner not permitted under applicable laws, rules, and regulations. Were these to occur, it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.
We attempt to protect our innovative products and product enhancements under a combination of copyright, trademark, and trade secret laws, confidentiality procedures, and contractual provisions. However, our products are generally not patented domestically or abroad, and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection.

Monitoring infringement or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every infringement or misappropriation of our proprietary rights or to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing
products that are competitive with, equivalent to, or superior to our products. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations and may result in the impairment or loss of all or portions of our proprietary rights. Further, the laws of some foreign countries do not protect our intellectual property to the same extent as do the laws of the United States. For example, there is limited protection of intellectual property available under Chinese law. Accordingly, we face an increased risk in China that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, product formulations or other intellectual property. Further, because Chinese commercial law is relatively undeveloped, we may have limited legal recourse in the event we encounter significant difficulties with intellectual property theft or infringement. As a result, we cannot assure you that we will be able to adequately protect our intellectual property in any jurisdictions. The loss or infringement of our trademarks or tradenames or other proprietary rights could impair the goodwill associated with our brands and harm our reputation, which could materially harm our business, financial condition, and operating results.
If we infringe the intellectual property rights of others, our business, financial condition, and operating results could be materially harmed.
Third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third-party intellectual property rights in the future and we may need to settle disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment. Defending these and other intellectual property infringement claims can be time-consuming and costly and require the attention of management. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease, or seek a license to continue, using products or marks found to be in violation of third-party intellectual property rights. A license may not be available on reasonable terms, or at all, and we may be required to develop alternative non-infringing
products or marks or discontinue use of such products or marks. Any development efforts could require significant effort and expense. Any of the foregoing could have a material adverse effect on our business, financial condition, and operating results.
We may be held responsible for additional compensation, certain taxes, or assessments relating to the activities of our Members, which could materially harm our financial condition and operating results.
Our Members are subject to certain taxation, and in some instances, we are required to collect taxes from our Members, such as value-added tax, or VAT, and social contributions, and to maintain appropriate records. In addition, if local laws, rules, and regulations or their interpretation change to require us to treat our Members as employees, or if our Members are deemed by regulatory authorities to be our employees rather than independent contractors, in any such jurisdictions we may be held responsible for additional compensation, social security or similar contributions, withholding, and related taxes, and workers’ compensation insurance, plus any related assessments and penalties, which could materially harm our financial condition and operating results. Our Members could face similar risks with respect to other Members in their sales organizations who may claim they are employees of that Member rather than independent contractors or independent business owners, which could impact their sales operations or lead them to cease their participation in our network marketing program. For example, California passed legislation, taking effect January 1, 2020, which seeks to expand the classification of employees. Other states may propose similar legislation or interpret existing laws, rules, and regulations to expand the classification of employees. Although the California legislation provides an exemption for direct sellers, there can be no assurance that other jurisdictions will provide such an exemption or that judicial or regulatory authorities will not assert interpretations that would mandate that we change our classification. See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial
Statement Schedules
, of this Annual Report on
Form 10-K
for a more specific discussion of contingencies related to the activities of our Members.

Risks Related to Our International Operations
A substantial portion of our business is conducted in foreign jurisdictions, exposing us to the risks associated with international operations.
Approximately 76% of our net sales for the year ended December 31, 2020 were generated outside the United States, exposing our business to risks associated with international operations. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions.
For example, a foreign government may impose trade restrictions or increased tariffs, require compliance with trade and economic sanctions laws, rules, or regulations, such as those administered by U.S. Customs and Border Protection and the U.S. Treasury Department’s Office of Foreign Assets Control, implement new or change existing trade policies, or otherwise limit or restrict our ability to import products in a cost-effective manner, or at all, any of which could negatively impact our operations. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulators.
Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, as well as by economic and political tensions between governments. For example, tariffs enacted by the United States and other foreign governments, such as China or Mexico, that apply to our products or our ingredients may have an adverse impact on the costs and future sales of our products, particularly if we deem it necessary to increase product prices. In addition, our compliance with anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate. See the risk factor titled “
We are subject to the anti-bribery, laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.
”
Our ability to staff and manage our international operations could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of
non-U.S.
employees in our U.S. locations or our ability to hire new
non-U.S.
employees in such locations and may adversely affect the ability of
non-U.S.
Members from entering the United States.
We are also exposed to risks associated with foreign currency fluctuations, foreign exchange controls, limitations on the repatriation of funds, and changes in currency policies or practices. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, any strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. In addition, due to the possibility of government restrictions on transfers of cash out of a country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, operating results, or cash flows. For example, currency restrictions enacted by the Venezuelan government continue to impact the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars at the official foreign exchange rate and limit Herbalife Venezuela’s ability to import U.S. dollar denominated raw materials and finished goods, both of which have significantly negatively impacted our Venezuelan operations. We may be required to fundamentally change or cease operations in Venezuela or any other jurisdiction that may be similarly affected in the future. If these restrictions intensify or do not improve and impact our ability to control our Venezuelan operations, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of further impairments.

Our overall success depends, in part, on our ability to anticipate and effectively manage these risks, and to coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change, and there can be no assurance that we will be able to do so without incurring unexpected or increased costs or at all. In certain regions, the degree of these risks may be higher due to more volatile economic, political, or social conditions; less developed and predictable legal and regulatory regimes; and increased potential for various types of adverse governmental action. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations will likely increase, which could materially harm our business, financial condition, and operating results.
We are subject to the anti-bribery laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.
We are subject to a variety of anti-bribery laws, rules, and regulations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws, rules, and regulations in the other foreign jurisdictions in which we operate. These regimes generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. There has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and criminal and civil enforcement proceedings brought against companies and individuals by regulators, including the Department of Justice, or DOJ, and the SEC. Our policies mandate compliance with these anti-bribery laws, rules, and regulations, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws, rules, and regulations may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope, or effect of future anti-bribery requirements or the manner in which existing or new requirements might be administered or interpreted. Alleged or actual violations of any such existing or future laws, rules, or regulations, whether due to our own acts or inadvertence or to the acts or inadvertence of others, may result in criminal or civil sanctions, including fines, penalties, contract cancellations, or debarment, increased compliance costs, changes to our activities, and loss of reputation, any of which could have a material adverse effect on our business, financial condition, and operating results.
As previously disclosed, the SEC and the DOJ conducted investigations into our compliance with the FCPA in China. Also, as previously disclosed, we conducted our own review and implemented remedial and improvement measures based upon this review, including replacement of certain employees and enhancements of our policies and procedures in China. We cooperated with the SEC and the DOJ and have now reached separate resolutions with each of them. On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that we violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, we and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, we are required to undertake compliance self-reporting obligations for the three-year terms of the agreements with the SEC and the DOJ. If we remain in compliance with the DPA during its three-year term, the deferred charge against us will be dismissed with prejudice. In addition, we paid the SEC and the DOJ aggregate penalties, disgorgement, and prejudgment interest of approximately $123 million in September 2020. Any failure to comply with these agreements, or any resulting further government action, could result in a material and adverse impact to our business, financial condition, and operating results.

If we do not comply with transfer pricing, customs duties, VAT, and similar regulations, we may be subject to additional taxes, customs duties, interest, and penalties in material amounts, which could materially harm our financial condition and operating results.
As a multinational corporation operating in many countries, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States and local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.
If the United States Internal Revenue Service, or the IRS, or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, and sales and use and other taxes, we could become subject to higher taxes and may increase product prices in certain jurisdictions accordingly. The imposition of new taxes, even pass-through taxes such as VAT could result in increased product prices in certain jurisdictions. Any increases in prices could adversely affect product demand and therefore could have a negative impact on our business, financial condition, and operating results. From time to time, we are a party to various regulatory proceedings related to compliance with applicable tax regulations, including audits, examinations, and investigations. We are currently subject to ongoing audits that are at various levels of review, assessment, or appeal in a number of jurisdictions involving issues of transfer pricing, income taxes, customs duties, value added taxes, withholding taxes, and sales and use and other taxes. In some circumstances, additional taxes, interest, and penalties have been assessed. We have reserved in our consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these audits, but if we are incorrect in our assessment we may have to pay additional amounts, which could potentially be material. Ultimate resolution of these ongoing audits may take several years, and the outcome is uncertain. See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for further information on contingencies relating to tax matters.
In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, The Organisation for Economic
Co-operation
and Development has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. The anticipated implementation of BEPS by
non-U.S.
jurisdictions in which we operate could result in changes to tax laws, rules, and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.
Our business in China is subject to general, as well as industry-specific, economic, political, and legal developments and risks and requires that we utilize a modified version of the business model we use elsewhere in the world.
Our business and operations in China, which generated approximately 15% of our net sales for the year ended December 31, 2020, are subject to unique risks and uncertainties related to general economic, political and legal developments. The Chinese government exercises significant control over the Chinese economy, including by controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

China has published regulations governing direct selling, prohibiting pyramid promotional schemes, regulating
e-commerce,
and a number of related administrative methods and proclamations have been issued. To operate under these regulations, we created and introduced a modified business model specific to China based on our understanding of how Chinese regulators interpret and enforce these regulations, our own interpretation of applicable regulations and the enforcement thereof, and our understanding of the practices of other licensed direct-selling organizations in China.
In China, we sell our products to and through independent service providers and sales representatives, to preferred customers and other customers, as well as through Company-operated retail platforms when necessary. We also have a social
e-commerce
business in China, which enables our sales representatives who are also individual
e-commerce
promoters and independent service providers to promote our products and provide services to our customers in China through virtual online stores. Our independent service providers must meet requirements to operate their own business under Chinese law, which prohibits fraudulent or misleading claims and engaging in any pyramid sales schemes, as well as our policies. In China, our independent service providers receive compensation for marketing, sales support, and other services instead of the Member allowances and royalty overrides utilized in our network marketing plan outside China. The service hours and related fees eligible to be earned by the independent service providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which can generally be comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each independent service provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services and submit a timesheet of such services and, upon the Company’s request, service providers may be required to submit additional supporting documents for the Company’s further verification. These and other business model features in China are not common to the business model we employ elsewhere in the world, and we expect our business model in China will continue to incorporate some or all of these features, and any failure of this model or our business to comply with Chinese law could materially and negatively impact our business, financial condition, and operating results.
Direct-selling regulations in China require us to apply for various approvals to conduct direct selling in China. The process for obtaining the necessary licenses to conduct direct selling is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct-selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained, and such approvals are generally awarded on local and provincial bases. The approval process is guided by distinct Chinese practices and customs, and is subject to applicable laws of China and the other jurisdictions in which we operate our business, including the United States, as well as our internal policies, such as our code of ethics. There is a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with applicable requirements or violate the laws of another jurisdiction, any of which could prevent us from obtaining direct-selling licenses or other approvals or result in adverse publicity or legal or regulatory proceedings. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. Accordingly, there can be no assurance that we will obtain additional, or maintain our existing, direct-selling licenses and approvals in China that are important to our business, which could materially and negatively impact our business, financial condition, and operating results.
Additionally, there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China continues to evolve, and officials at all levels of the Chinese, provincial, and local government exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate. Regulators in China may modify existing, or introduce new, regulations or interpretations. There can be no guarantee that changes in regulations, or their interpretation or enforcement, will not negatively impact our business in China, create industry reputational risk, result in regulatory proceedings, or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and service fees they are eligible to earn and receive, we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact on our business in China. In addition, the Chinese government rigorously monitors markets, including the direct-selling market, in China and in the past has taken serious action against companies engaged in activities that the government regarded as in violation of applicable law, including shutting down their businesses and imposing substantial fines, such as the Review, which investigated unlawful promotion and sales within the health products industry. There is no guarantee the government will not revisit its focus on health products, expand its investigation to cover direct-selling business models, or otherwise launch into a new investigation or multiple investigations that may result in a material adverse effect to our business in China.
The United Kingdom’s exit from the European Union could adversely impact us.
In June 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union and, in March 2017, the British government delivered formal notice of the U.K.’s intention to leave the European Union. On January 31, 2020, the U.K. formally exited the European Union. The British government has reached a formal agreement with the European Union regarding the terms of the U.K.’s exit, but it is unclear whether additional agreements will need to be negotiated in the future and what long-term economic, financial, trade, and legal implications the exit of the U.K. from the European Union will have and how such exit could affect our business globally and in the region. The exit could potentially disrupt the free movement of goods, services, and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. It could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and globally and materially harm our business, financial condition, and operating results.
Risks Related to Our Indebtedness
The terms and covenants in our existing indebtedness could limit our discretion with respect to certain business matters, which could harm our business, financial condition, and operating results.
Our senior secured credit facility, or the 2018 Credit Facility, and the indentures governing the senior notes due September 1, 2025, or the 2025 Notes, and the senior notes due August 15, 2026, or the 2026 Notes, have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

•	pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

•	sell assets or merge, consolidate, or transfer all or substantially all of our subsidiaries’ assets;

•	incur or guarantee additional debt;

•	impose dividend or other distribution restrictions on our subsidiaries; and

•	create liens on our and our subsidiaries’ assets.

In addition, the 2018 Credit Facility requires us to meet certain financial ratios and financial conditions. These covenants could limit our ability to grow our business, take advantage of attractive business opportunities, successfully compete, obtain future financing, withstand future downturns in our business or the economy in general, or otherwise conduct necessary corporate activities.
Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in an event of default. Upon the occurrence of an event of default under any of our debt agreements, the lenders or noteholders, as applicable, could cause all outstanding amounts under such agreements to become due and payable, and it could trigger a cross-default with respect to other outstanding indebtedness under certain circumstances. The 2018 Credit Facility is secured by the equity interests of certain of our subsidiaries and substantially all of the assets of the domestic loan parties, and the lenders thereunder could proceed to foreclose on such assets if we are unable to repay or refinance any accelerated debt under the 2018 Credit Facility. Following an event of default, the lenders under our revolving credit facility would also have the right to terminate any commitments they have to provide further borrowings.
The required interest payments on our indebtedness under the 2018 Credit Facility or other agreements may be impacted by expected reforms related to the London Interbank Offered Rate, or LIBOR. The variable interest rates applicable under the 2018 Credit Facility are linked to LIBOR as the benchmark rate for establishing such rates. Recent national, international, and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Although the 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR, no assurance can be made that such alternative benchmark rate will perform in a manner similar to LIBOR or result in interest rates that are at least as favorable to us as those that would have resulted had LIBOR remained in effect, which could result in an increase in our interest expense and other debt service obligations. In addition, the overall credit market may be disrupted as a result of the replacement of LIBOR or in the anticipation thereof, which could have an adverse impact on our ability to refinance, reprice, or amend our existing indebtedness or incur additional indebtedness on favorable terms or at all.
The conversion or maturity of our convertible notes may adversely affect our financial condition and operating results, and their conversion into common shares could have a dilutive effect that could cause our share price to go down.
We issued convertible senior notes due on March 15, 2024, or the 2024 Convertible Notes, in the aggregate principal amount of $550 million. Prior to December 15, 2023, under certain circumstances, holders of our 2024 Convertible Notes may convert their notes at their option. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time.
The 2024 Convertible Notes may be settled in cash, common shares, or a combination of cash and common shares, at our option. If one or more holders elect to convert their 2024 Convertible Notes when conversion is permitted, we could elect to make cash payments to satisfy our conversion obligations, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2024 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of our 2024 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Payment of cash upon conversion of the 2024 Convertible Notes, or any adverse change in the accounting treatment of the 2024 Convertible Notes, may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.
In addition, if any or all of the 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our share price may decline. Furthermore, the perception that such dilution could occur may cause our share price to decline. Because the conversion rate of the 2024 Convertible Notes adjusts upward upon the occurrence of certain events, existing shareholders may experience further dilution if any or all of the 2024 Convertible Notes are converted into common shares and the currently effective adjusted conversion rate is further adjusted. For more information regarding the conversion features of our 2024 Convertible Notes, including the events that allow for early conversion and the current conversion rate, see Note 5,
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K.
Risks Related to Our Common Shares
Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Cayman Islands Companies Act (as revised), or the Companies Act, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly defined as and may be different from those under statutes or judicial precedent in existence in jurisdictions in the United States. In particular, the Cayman Islands has a less prescriptive body of corporate laws compared to the United States, and certain states, such as Delaware, may have more fulsome and judicially interpreted bodies of corporate law. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States.
For example, shareholders of Cayman Islands exempted companies such as Herbalife Nutrition Ltd. have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our articles of association to determine whether, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.
A shareholder may have a direct right of action against us where its individual rights have been, or are about to be, infringed. Our Cayman Islands counsel, Maples and Calder, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability of such actions. In most cases, however, we would be the proper plaintiff where an action is brought to redress any loss or damage suffered by us, or based on a breach of duty owed to us, and a claim, for example, against our officers or directors, usually may not be brought by a shareholder. However, based on English authorities, which would likely be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle may apply where:

•	a company is acting or proposing to act illegally or outside the scope of its corporate authority;

•
the act complained of, although not beyond the scope of the company’s corporate authority, could be effected only if authorized by more than the number of votes of the shareholders of the company actually obtained; or

•	those who control the company are perpetrating a “fraud on the minority”.
Provisions of our articles of association and Cayman Islands law may impede a takeover or make it more difficult for shareholders to change the direction or management of the Company, which could reduce shareholders’ opportunity to influence management of the Company.
Our articles of association contain certain provisions which could have an effect of discouraging a takeover or other transaction or preventing or making it more difficult for shareholders to change the direction or management of our Company. For example, our articles of association permit our board of directors to issue preference shares from time to time, with such rights and preferences as they consider appropriate. Our board of directors could authorize the issuance of preference shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction. In addition, our articles of association prohibit the ability of shareholders to act by written consent, limit the ability of shareholders to call special meetings of shareholders, and contain advance notice provisions. As a result, our shareholders may have less input into the management of our Company than they might otherwise have if these provisions were not included in our articles of association.
The Companies Act contains provisions to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman
Islands companies (provided that is facilitated by the laws of such other jurisdiction). These provisions, contained within Part XVI of the Companies Act, are broadly similar to the merger provisions provided for under Delaware law.
There are, however, important differences that could impede a takeover. For example, the threshold for approval of the merger plan by shareholders is higher. The threshold is a special resolution of the shareholders (being 66 2⁄3% of those present in person or by proxy and voting) together with such other authorization, if any, as may be specified in the articles of association. Additionally, the consent of each holder of a fixed or floating security interest is required to be obtained unless the Grand Court of the Cayman Islands waives such requirement.
The Companies Act contains separate provisions that provide for the merger, reconstruction, and amalgamation of companies pursuant to court-approved arrangements. These are commonly referred to in the Cayman Islands as “schemes of arrangement.” The procedural and legal requirements necessary to consummate a scheme of arrangement are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by a majority in number of each class of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the arrangement must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:

•	the company is not proposing to act illegally or beyond the scope of its corporate authority and the statutory provisions as to majority vote have been complied with;

•	the shareholders who voted at the meeting in question fairly represent the relevant class of shareholders to which they belong;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Act or that would amount to a “fraud on the minority.”
If the scheme of arrangement is approved, dissenting shareholders would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of U.S. corporations, providing rights to receive payment in cash for the judicially determined value of the shares.
In addition, if an offer by a third party to purchase shares has been approved by the holders of at least 90% of the issued and outstanding shares (not including shares held by such third party) within four months of the third party making such offer, the third party may, during the two months following expiration of the four-month period, require the holders of the remaining shares to transfer their shares on the same terms on which the purchaser acquired the first 90% of the issued and outstanding shares. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.
There is uncertainty as to shareholders’ ability to enforce certain foreign civil liabilities in the Cayman Islands.
We are incorporated as an exempted company with limited liability under the laws of the Cayman Islands and a material portion of our assets are located outside of the United States.
Herbalife Nutrition Ltd. has been advised by its Cayman Islands legal counsel, Maples and Calder, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Herbalife Nutrition Ltd. judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Herbalife Nutrition Ltd. predicated upon the civil liability provisions of the securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. ln those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign money judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud, or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company. None of Herbalife Nutrition Ltd., its directors, officers, advisors or service providers (including the organization that provides registered office services in the Cayman Islands) will bear any responsibility for any delay caused in mail reaching the forwarding address.
U.S. Tax Reform may adversely impact certain U.S. shareholders of the Company.
If a U.S. shareholder owns 10% or more of our common shares, it may be subject to increased U.S. federal income taxation under the “controlled foreign corporation,” or CFC, rules. A
non-U.S.
corporation will be classified as a CFC for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly, or constructively) 10% or more of the voting power or value of shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares and any special voting rights, such as to appoint directors, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons that are entitled to acquire shares pursuant to an option, such as the holders of our 2024 Convertible Notes.
As a result of certain changes to the CFC constructive ownership rules introduced by the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform, one or more of our
non-U.S.
corporate subsidiaries that were not previously classified as CFCs are now classified as CFCs, including on a retroactive basis. For 10% U.S. Shareholders, this may result in adverse tax consequences. Generally, 10% U.S. Shareholders of a CFC are required to include currently in gross income their respective shares of (i) the CFC’s “Subpart F income” (e.g. items of passive income and certain income resulting from inter-company sales and services), (ii) the CFC’s earnings (that have not been subject to tax under the Subpart F rules) to the extent the CFC holds certain U.S. property, and (iii) the CFC’s global intangible low-taxed
income pursuant to the U.S. Tax Reform. Such 10% U.S. Shareholders are subject to current U.S. federal income tax with respect to the foregoing income items, even if the CFC has not made an actual distribution to such shareholders.
While we do not believe that Herbalife Nutrition Ltd. is classified as a CFC, such entity and one or more of our
non-U.S.
corporate subsidiaries not already classified as CFCs could become classified as CFCs either as a result of (i) additional changes to tax laws, rules, or regulations, including future pronouncements or other guidance from the IRS or (ii) an increase in the percentage ownership of our common shares by shareholders who hold, or in the future may hold, 10% or more of our common shares, whether as a result of future share acquisitions, the impact of any share repurchases we may undertake, or otherwise.
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
Shareholders who own, or contemplate owning, 10% or more of our shares (taking into account the impact of any share repurchases we may undertake and the constructive ownership rules) are urged to consult their tax advisors.
No assurances can be given that future legislative, administrative, or judicial developments will not result in an increase in the amount of U.S. taxes payable by an investor in our shares. If any such developments occur, such developments could have a material and adverse effect on an investment in our shares.

Item 1B.	Unresolv ed Staff Comments
None.

Item 2.	Pr operties
As of December 31, 2020, we leased the majority of our physical properties. We currently lease approximately 95,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 140,000 square feet, with the lease term expiring in 2033, and own approximately 189,000 square feet of general office space in Torrance, California, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2031 and 2023, respectively. We also recently executed a lease for approximately 177,000 square feet of warehouse space for a new distribution center in Hagerstown, Maryland, which is expected to commence in 2021 and expires in 2032. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2029. Additionally, we executed a lease in late 2020 to expand our facility in Lake Forest by 42,000 square feet, which is expected to commence in the second quarter of 2021 and expires in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 278,000 square feet under an arrangement expiring in 2025. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2022. In Suzhou, China we are leasing our manufacturing and warehouse facilities of approximately 81,000 square feet and 121,000 square feet, respectively, under leases expiring in 2022 and 2024, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 234,000 square feet of office space, the majority of which houses a Global Business Service Center that supports worldwide operations, under leases expiring in 2023 and 2027. In Bangalore, India, we executed a lease for approximately 155,000 square feet of office space for our existing Global Business Service Center which we plan to relocate, which is expected to commence in 2021 and expires in 2026. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; and Kuala Lumpur, Malaysia. In addition to the properties noted above, we also lease other warehouse, manufacturing, and office buildings in a majority of our other geographic areas of operation.
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
The information set forth under Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
is incorporated herein by reference.

Item 4.	Mine Saf ety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant ’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
The closing price of our common shares on February 10, 2021, was $58.20. The approximate number of holders of record of our common shares as of February 10, 2021 was 505. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.
Performance Graph
Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five year period ended December 31, 2020. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2015 and that all dividends were reinvested. The publicly traded companies in the peer group are Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., Tupperware Brands Corporation, and USANA Health Sciences, Inc. The Company updated its peer group during the year ended December 31, 2020 as Avon Products, Inc. was acquired by Natura &Co in 2020 and is no longer a publicly traded company and therefore no longer included in our peer group.

	December 31,
	2015	2016	2017	2018	2019	2020
Herbalife Nutrition Ltd.	$100.00	$89.78	$126.30	$219.88	$177.81	$179.22
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Old Peer Group(1)	$100.00	$118.17	$120.63	$87.26	$113.41	$127.94
New Peer Group(2)	$100.00	$106.12	$125.05	$132.58	$95.97	$118.65

(1)
The Old Peer Group consists of Avon Products, Inc., Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., Tupperware Brands Corporation, and USANA Health Sciences, Inc.

(2)	The New Peer Group consists of Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., Tupperware Brands Corporation, and USANA Health Sciences, Inc.
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
Information with Respect to Purchases of Equity Securities by the Issuer
On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $607.9 million. See Note 15,
Subsequent Events
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on Form 10-K for more information regarding share repurchases and the new share repurchase authorization.
The following is a summary of our repurchases of common shares during the three months ended December 31, 2020. For further information on our share repurchases during the year ended December 31, 2020, see Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 — October 31	—	$—	—	$682,860,678
November 1 — November 30	947,800	$47.57	947,800	$637,778,537
December 1 — December 31	604,458	$49.43	604,458	$607,900,292

	1,552,258	$48.29	1,552,258	$607,900,292

Item 6.	Selecte d Financial Data
The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on
Form 10-K.
The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on
Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share amounts)
Income statement data:
Net sales	$5,541.8	$4,877.1	$4,891.8	$4,427.7	$4,488.4
Cost of sales	1,150.6	958.0	919.3	848.6	854.6

Gross profit	4,391.2	3,919.1	3,972.5	3,579.1	3,633.8
Royalty overrides	1,690.1	1,448.2	1,364.0	1,254.2	1,272.6
Selling, general, and administrative expenses	2,075.0	1,940.3	1,955.2	1,758.6	1,966.9
Other operating income	(14.5)	(37.5)	(29.8)	(50.8)	(63.8)

Operating income	640.6	568.1	683.1	617.1	458.1
Interest expense, net	124.2	132.4	161.6	146.3	93.4
Other expense (income), net	—	(15.7)	57.3	(0.4)	—

Income before income taxes	516.4	451.4	464.2	471.2	364.7
Income taxes(1)	143.8	140.4	167.6	257.3	104.7

Net income	$372.6	$311.0	$296.6	$213.9	$260.0

Earnings per share:
Basic	$2.83	$2.26	$2.12	$1.35	$1.57
Diluted	$2.77	$2.20	$1.98	$1.29	$1.51
Weighted-average shares outstanding:
Basic	131.5	137.4	140.2	158.5	166.1
Diluted	134.5	141.6	149.5	165.7	172.2
Other financial data:
Net cash provided (used) by:
Operating activities	628.6	457.5	648.4	590.8	367.3
Investing activities	(123.2)	(108.0)	(83.9)	(95.2)	(142.4)
Financing activities	(320.9)	(713.0)	(593.1)	(85.2)	(252.3)
Depreciation and amortization	100.3	97.7	100.4	99.8	98.3
Capital expenditures(2)	116.8	110.2	88.2	95.1	144.3
Balance sheet data:
Cash and cash equivalents	$1,045.4	$839.4	$1,198.9	$1,278.8	$844.0
Receivables, net of allowance for doubtful accounts	83.3	79.7	70.5	93.3	70.3
Inventories	501.4	436.2	381.8	341.2	371.3
Working capital	648.5	523.8	216.2	953.5	671.0
Total assets	3,076.1	2,678.6	2,789.8	2,895.1	2,565.4
Total debt	2,428.4	1,803.0	2,453.8	2,268.1	1,447.9
Total shareholders’ (deficit) equity(3)	(856.1)	(390.0)	(723.4)	(334.7)	196.3
Dividends declared per share	$—	$—	$—	$—	$—

(1)
Income taxes for the years ended December 31, 2018 and 2017 include the impact of the U.S. Tax Reform enacted during the fourth quarter of 2017, as described further in Note 12,
Income Taxes
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K.

(2)
Includes accrued capital expenditures. See the Consolidated Statements of Cash Flows included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on Form
10-K
for capital expenditures paid in cash during the years ended December 31, 2020, 2019, and 2018.

(3)
During the year ended December 31, 2020, we did not pay any dividends and we repurchased 18.4 million of our common shares under our share repurchase program at an aggregate cost of approximately $892.1 million through open-market purchases and the modified Dutch auction tender offer that closed in August 2020. During the year ended December 31, 2019, we did not pay any dividends or repurchase any of our common shares through open market purchases. During the year ended December 31, 2018, we did not pay any dividends and we repurchased 11.4 million of our common shares under our share repurchase program at an aggregate cost of approximately $600.3 million through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in May 2018. During the year ended December 31, 2017, we did not pay any dividends and we repurchased 23.5 million of our common shares under our share repurchase program at an aggregate cost of approximately $795.3 million, inclusive of transaction costs and the issuance of the non-transferable
contractual contingent value right, or CVR, through open-market purchases by an indirect wholly-owned subsidiary and the modified Dutch auction tender offer that closed in October 2017. During the year ended December 31, 2016, we did not pay any dividends or repurchase any of our common shares through open market purchases. Our share repurchase programs, the modified Dutch auction tender offers, and the CVR are discussed in greater detail in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
and Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K.

Item 7.	Management ’ s Discussion and Analysis o f Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A,
Risk Factors
; Part II, Item 6,
Selected Financial Data
; and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on
Form 10-K.
This section of this Annual Report on
Form 10-K
generally discusses 2020 and 2019 items and year-over-year comparisons between 2020 and 2019. Discussions of 2018 items and year-over-year comparisons between 2019 and 2018 that are not included in this Annual Report on
Form 10-K
can be found in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of our Annual Report on
Form 10-K
for the year ended December 31, 2019, or the
2019 10-K.
Overview
We are a global nutrition company that sells weight management, targeted nutrition, energy, sports, and fitness, and outer nutrition products to and through independent members, or Members. In China, we sell our products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”
We provide high-quality, science-backed products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe enhanced consumer awareness and demand for our products due to global trends such as the obesity epidemic, increasing interest in a fit and active lifestyle, living healthier and the rise of entrepreneurship, coupled with the effectiveness of personalized selling through a direct sales channel, have been the primary reasons for our continued success.
Our products are grouped in four principal categories: weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition, along with literature, promotional, and other items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our Members’ cross-selling opportunities.
While we continue to monitor the current global financial environment and the impacts of the COVID-19 pandemic, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.
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
Business
, of this Annual Report on
Form 10-K
for further discussion about the Consent Order and Part I, Item 1A,
Risk Factors
, of this Annual Report on
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
Our business and operations have been affected by the pandemic in manners and degrees that vary by market and we expect that the effects will extend beyond 2020. For the health and safety of our employees, our Members, and their customers, we implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities, some of which measures continue. Generally, we have been able to satisfy current levels of demand. While demand for our nutritional products continues to be at or above pre-pandemic
levels and pandemic constraints have been lessened in most markets by the designation of our nutritional business as “essential” or other similar characterization, our operations have been and continue to be disrupted. The most significant impacts we have seen, depending on market, include:

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

We believe our cash on hand as of December 31, 2020 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.
Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the
COVID-19
pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for 2020 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the
Sales by Geographic Region
section below. See Part I, Item 1A,
Risk Factors
, of this Annual Report on
Form 10-K
for a further discussion of risks related to the
COVID-19
pandemic.
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
Basis of Presentation
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
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
The specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. For strategic reasons, certain Volume Point values were adjusted during 2018 for certain markets in the North America and South and Central America regions. Volume Point adjustments during 2020 and 2019 were not material. We use Volume Points for Member qualification and recognition purposes, as well as a proxy for sales trends, and therefore we generally keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Year Ended December 31,
	2020	2019	% Change	2019	2018	% Change
	(Volume Points in millions)
North America(1)	1,735.0	1,317.0	31.7%	1,317.0	1,229.4	7.1%
Mexico	879.7	882.8	(0.4)%	882.8	920.5	(4.1)%
South and Central America(2)	535.2	516.5	3.6%	516.5	561.6	(8.0)%
EMEA	1,562.5	1,290.1	21.1%	1,290.1	1,219.9	5.8%
Asia Pacific	1,690.2	1,565.0	8.0%	1,565.0	1,291.4	21.2%
China	523.8	497.2	5.3%	497.2	669.2	(25.7)%

Worldwide(3)	6,926.4	6,068.6	14.1%	6,068.6	5,892.0	3.0%

(1)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the year ended December 31, 2019 would have been an increase of 6.2%.
(2)	Excluding Volume Point adjustments made during 2018 for certain products in certain markets, the percent change for the year ended December 31, 2019 would have been a decrease of 8.6%.
(3)
Excluding the Volume Point adjustments made during 2018 for certain products in certain markets in the North America and South and Central America regions noted above, the percent change for the year ended December 31, 2019 would have been an increase of 2.8%.

Volume Points increased 14.1% for 2020, including a mixed impact of
COVID-19
pandemic conditions across our markets, after having increased 3.0% for 2019. Although pandemic conditions had adverse operational impacts across all markets, we believe our Members in certain markets where we have seen increased net sales and Volume Point growth are more focused on their business, particularly the North America region and certain EMEA markets. Despite our expectation of Volume Point growth in 2021, it is not certain that we will be able to sustain the same rate of Volume Point growth in 2021 compared to that of 2020.

We believe North America’s Volume Point increase for 2020, which was well above the increase for the prior year, reflects the continuing success and expansion of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s slight decrease for the year, after a somewhat larger decrease for the prior year, reflects continuing difficult economic conditions for the market, offset somewhat in the second half of the year by our program of promotions to encourage Member sponsorship and activity. After some years of declines, the South and Central America region saw an increase in Volume Points for 2020 despite pandemic-related continuing declines in several markets including Brazil, as we believe efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. EMEA saw increased Volume Point growth for the year versus 2019, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion, as well as strong business momentum including new Member recruitment. The Asia Pacific region saw Volume Point increases for the year, continuing favorable long-term trends seen in the region, although the growth rate was below that seen in 2019 due to the adverse impact of pandemic conditions in the region, especially in India and South Korea. China achieved Volume Point increases for the year, compared to a decline for 2019 which was weakened by disruption from the Chinese government’s
100-day
review, concluded in April 2019, of the health product industry. China saw year-over-year Volume Point declines in the latter part of the year. Across most markets, we expect
COVID-19
pandemic conditions to continue to impact Volume Point results; however, we are unable to predict the duration or magnitude of these effects. Results and more regional or country-specific impacts of the
COVID-19
pandemic are discussed further below in the applicable sections of
Sales by Geographic Region
.
Presentation
“
Net sales
” represents product sales to our Members, net of
distributor allowances
, and inclusive of any shipping and handling revenues, as described further below.
Our Members purchase product from us at a suggested retail price, less discounts referred to as “
distributor allowance
.” Each Member’s level of discount is determined by qualification based on their volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Distributor allowances may also vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide.
For U.S. GAAP purposes, shipping and handling services relating to product sales are recognized as fulfillment activities on our performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues.
In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Additionally, in certain markets we are simplifying our pricing by eliminating certain shipping and handling charges and recovering those costs within suggested retail price. As we continue to extend the segmentation of our distributors and preferred members to additional geographic markets and consider other pricing simplification efforts for our Members, the utility of, and therefore management’s reliance on, total retail value has decreased and we are discontinuing the disclosure of this non-GAAP
retail value information.
Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “
net sales in local currency
.” Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.
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
Our “
gross profit
” consists of net sales less “
cost of sales
,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs including duties, tariffs, and similar expenses.
While certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn additional compensation for those activities, which we refer to as “
Royalty overrides
.” Royalty overrides are our most significant operating expense and consist of:

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
Our “
contribution margins
” consist of net sales less cost of sales and Royalty overrides.
“
Selling, general, and administrative expenses
” represent our operating expenses, which include labor and benefits, service fees to China independent service providers, sales events, professional fees, travel and entertainment, Member promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses, and other miscellaneous operating expenses.

Our “
other operating income
” consists of government grant income related to China and the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017.
Our
“other expense (income), net”
consists of
non-operating
income and expenses such as gains or losses on extinguishment of debt and gains or losses due to subsequent changes in the fair value of the non-transferable
contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer. See Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for further information on the CVR.
Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Part II, Item 7A,
Quantitative and Qualitative Disclosures about Market Risk
, of this Annual Report on
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.8	19.6	18.8

Gross profit	79.2	80.4	81.2
Royalty overrides(1)	30.5	29.7	27.9
Selling, general, and administrative expenses(1)	37.4	39.8	39.9
Other operating income	(0.3)	(0.8)	(0.6)

Operating income	11.6	11.7	14.0
Interest expense	2.5	3.1	3.7
Interest income	0.2	0.4	0.4
Other expense (income), net	—	(0.3)	1.2

Income before income taxes	9.3	9.3	9.5
Income taxes	2.6	2.9	3.4

Net income	6.7%	6.4%	6.1%

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
As discussed further by market in the
Sales by Geographic Region
below, the Company has responded to
COVID-19
pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic.
The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2020 as compared to the same period in 2019, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.
We expect the impact of the
COVID-19
pandemic to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. See the
Sales by Geographic Region
below for a more detailed discussion of the pandemic’s impact on net sales for the year for each geographic region and individual market.
Financial Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019
Net sales were $5,541.8 million for the year ended December 31, 2020. Net sales increased $664.7 million, or 13.6% ($664.6 million, or 13.6% excluding Venezuela), for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 17.5% (16.6% excluding Venezuela) for the year ended December 31, 2020 as compared to the same period in 2019. The 13.6% increase in net sales for the year ended December 31, 2020 was primarily driven by an increase in sales volume, as indicated by a 14.1% increase in Volume Points, and a 3.6% favorable impact of price increases (2.7% favorable impact excluding Venezuela), partially offset by a 3.8% unfavorable impact of fluctuations in foreign currency rates (2.9% unfavorable impact excluding Venezuela). As described in the
Sales by Geographic Region
section below, despite our expectation of net sales growth in 2021, it is not certain that we will sustain the same rate of net sales growth in 2021 compared to that of 2020.
Net income was $372.6 million, or $2.77 per diluted share, for the year ended December 31, 2020. Net income increased $61.6 million, or 19.8%, for the year ended December 31, 2020 as compared to the same period in 2019. The increase in net income for the year ended December 31, 2020 was mainly due to $230.2 million higher contribution margin driven by higher net sales and $8.2 million lower interest expense, net; partially offset by $134.7 million higher selling, general, and administrative expenses primarily driven by $84.1 million in higher labor and benefits costs and $43.1 million in higher expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
$17.0 million lower China government grant income; and a $15.7 million unfavorable impact from other expense (income), net relating to CVR revaluations in 2019 as described below.
Net income for the year ended December 31, 2020 included a $85.9 million unfavorable impact ($85.4 million post-tax)
from expenses related to regulatory inquiries and a legal accrual, which includes $83.1 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; a $21.8 million unfavorable impact of non-cash
interest expense related to the 2024 Convertible Notes (See Note 5,
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
a $21.2 million
pre-tax
unfavorable impact ($19.2 million
post-tax)
from expenses related to the
COVID-19
pandemic, and such expenses are expected to continue in future periods; and a $0.5 million pre-tax
unfavorable impact ($0.4 million
post-tax)
of debt issuance costs related to the amendment of our 2018 Credit Facility.
Net income for the year ended December 31, 2019 included a $75.5 million pre-tax
unfavorable impact ($74.1 million
post-tax)
from expenses related to regulatory inquiries, the SEC investigation relating to our disclosures regarding our marketing plan in China (See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K),
and the SEC and DOJ investigations relating to the FCPA matter in China; a $38.2 million unfavorable impact of non-cash
interest expense related to the 2019 Convertible Notes, 2024 Convertible Notes, and the Forward Transactions (See Note 5,
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
a $19.0 million
pre-tax
unfavorable impact ($17.2 million
post-tax)
of an accrual for Mexico VAT assessments; a $1.2 million
pre-tax
unfavorable impact ($0.9 million
post-tax)
of debt issuance costs related to the amendment of our 2018 Term Loan B; a $15.7 million favorable impact of gain on the revaluation of the CVR (See Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
and a $6.0 million
pre-tax
favorable impact ($5.9 million
post-tax)
related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7,
Contingencies
, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, or the
2018 10-K).
Reporting Segment Results
We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South and Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 10,
Segment Information
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.
Net Sales by Reporting Segment
The Primary Reporting Segment reported net sales of $4,732.2 million for the year ended December 31, 2020, representing an increase of $607.1 million, or 14.7% ($606.9 million, or 14.7% excluding Venezuela), as compared to the same period in 2019. In local currency, net sales increased 19.2% (18.2% excluding Venezuela) for the year ended December 31, 2020 as compared to the same period in 2019. The 14.7% increase in net sales for the year ended December 31, 2020 was primarily due to an increase in sales volume, as indicated by a 14.9% increase in Volume Points, and a 4.2% favorable impact of price increases (3.1% favorable impact excluding Venezuela); partially offset by a 4.5% unfavorable impact of fluctuations in foreign currency exchange rates (3.4% unfavorable impact excluding Venezuela).
For a discussion of China’s net sales for the year ended December 31, 2020 as compared to the same period in 2019, see the China section of
Sales by Geographic Region
below.
Contribution Margin by Reporting Segment
As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.
The Primary Reporting Segment reported contribution margin of $1,983.6 million, or 41.9% of net sales, for the year ended December 31, 2020, representing an increase of $190.0 million, or 10.6% ($189.3 million, or 10.5% excluding Venezuela), as compared to the same period in 2019. The 10.6% increase in contribution margin for the year ended December 31, 2020 was primarily the result of a 14.9% favorable impact of volume increases and a 6.5% favorable impact of price increases (4.9% favorable impact excluding Venezuela); partially offset by a 5.9% unfavorable impact of fluctuations in foreign currency exchange rates (4.2% unfavorable impact excluding Venezuela) and a 3.2% unfavorable impact of other cost changes related to self-manufacturing and sourcing and increased freight costs from orders shifting toward home delivery versus Member pick-up.

China reported contribution margin of $717.5 million for the year ended December 31, 2020, representing an increase of $40.2 million, or 5.9%, as compared to the same period in 2019. The 5.9% increase in contribution margin for the year ended December 31, 2020 was primarily the result of a 5.3% favorable impact of volume increases.
Sales by Geographic Region
Net sales by geographic region were as follows:

	Year Ended December 31,
	2020	2019	% Change
		(Dollars in millions)
North America	$1,372.9	$1,025.5	33.9%
Mexico	436.9	473.6	(7.7)%
South and Central America	366.4	379.0	(3.3)%
EMEA	1,208.3	998.0	21.1%
Asia Pacific	1,347.7	1,249.0	7.9%
China	809.6	752.0	7.7%

Worldwide	$5,541.8	$4,877.1	13.6%

North America
The North America region reported net sales of $1,372.9 million for the year ended December 31, 2020. Net sales increased $347.4 million, or 33.9%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 33.9% for the year ended December 31, 2020 as compared to the same period in 2019. The 33.9% increase in net sales for the year ended December 31, 2020 was primarily due to an increase in sales volume, as indicated by a 31.7% increase in Volume Points, and a 2.9% favorable impact of price increases.
Net sales in the U.S. were $1,334.5 million for the year ended December 31, 2020. Net sales increased $331.9 million, or 33.1%, for the year ended December 31, 2020 as compared to the same period in 2019.
Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. The number of active Nutrition Clubs in the region has continued to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate. Our promotional program is designed to encourage consistency and sustainability in our Members’ businesses. Strengthened momentum, including increased Membership, for the market has resulted in a higher rate of growth in net sales for 2020 compared to that for 2019.
In response to pandemic conditions, product distribution to our Members was altered to allow online and phone-in
orders only; our two major U.S. distribution centers were shipping product only, with no in-person
pick-ups
permitted; and our sales centers were for
pick-up
only, with no orders taken
on-site
as of yet; however, our Members’ ability to obtain product has not materially decreased. Late in the third quarter, our Memphis distribution center began allowing pick-up
orders; however, we continue to not allow
in-person
orders at any of our sales centers. Members’ Nutrition Clubs, which represent a major DMO for the region, are operating in some areas as pick-up
points for product only versus their more traditional
on-site
consumption approach. Nutrition Club sales volume increased versus the prior year, including the impact of home deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, have shifted to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

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
Mexico
The Mexico region reported net sales of $436.9 million for the year ended December 31, 2020. Net sales decreased $36.7 million, or 7.7%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 2.2% for the year ended December 31, 2020 as compared to the same period in 2019. The 7.7% decrease in net sales for the year ended December 31, 2020 was primarily due to a 9.9% unfavorable impact of fluctuations in foreign currency exchange rates and a decrease in sales volume, as indicated by a 0.4% decrease in Volume Points, partially offset by a 3.0% favorable impact of price increases.
We believe the Volume Point decrease for the year reflects difficult economic conditions in the region and a consequent slowing of our business momentum for the market prior to the third quarter. Sales volume weakness was offset somewhat by additional promotions offered as a response to pandemic conditions. Despite the pandemic conditions, nearly all product access points in Mexico, both Company-operated and third party, have remained open, although in some areas Nutrition Clubs are operating under restrictions such as for product pick-up
only.
South and Central America
The South and Central America region reported net sales of $366.4 million for the year ended December 31, 2020. Net sales decreased $12.6 million, or 3.3% ($12.8 million, or 3.4% excluding Venezuela), for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 20.8% (9.1% excluding Venezuela) for the year ended December 31, 2020 as compared to the same period in 2019. The 3.3% decrease in net sales for the year ended December 31, 2020 was due to a 24.1% unfavorable impact of fluctuations in foreign currency exchange rates (12.5% unfavorable impact excluding Venezuela), partially offset by a 16.9% favorable impact of price increases (5.6% favorable impact excluding Venezuela) and an increase in sales volume, as indicated by a 3.6% increase in Volume Points. The region saw a sales volume increase for the year versus the prior year led by Colombia and Chile, as markets adapted to pandemic conditions and efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. The region is seeing success leveraging social media, utilizing cash prize promotions, and using the weight loss challenge DMO.
COVID-19
pandemic conditions, however, have impacted the region adversely, and significantly so for certain markets in the region including Brazil, Peru, Ecuador, and Bolivia. Pandemic impacts have varied by market across the region and have been intermittent, but have included product shipping delays and widespread suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes.
Net sales in Brazil were $84.2 million for the year ended December 31, 2020. Net sales decreased $27.0 million, or 24.3%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 2.5% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $24.3 million on net sales for the year ended December 31, 2020. In May 2019, we segmented our Member base in the market into distributors and preferred members; we are leveraging this segmentation for communication and promotion purposes, and have made preferred members a strategic focus in order to drive a larger base of new customers. We have expanded our product line to meet consumer demands in new product segments. However,
COVID-19
pandemic conditions have constrained our business in Brazil since March 2020. Although most Members’ Nutrition Clubs are now permitted to be open, broader pandemic conditions in the country have adversely impacted sales volumes for this important DMO for the market. Home delivery is operating and is the primary distribution channel for the market, though the majority of other product access points are now open for pick-up.
We believe a price increase announced in December 2020 and effective in January 2021 had a favorable impact on sales volumes late in 2020 and may be an adverse factor for sales volumes for the first quarter of 2021.
Net sales in Peru were $61.7 million for the year ended December 31, 2020. Net sales decreased $2.5 million, or 4.0%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 0.6% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.9 million on net sales for the year ended December 31, 2020. Sales volumes that were above the volumes for the prior year through mid-March
declined significantly from that time through most of the second quarter due to pandemic conditions. We are taking orders by Internet and phone and shipping product to Member homes; during October 2020, our sales centers began to open for product pick-up
as well as home delivery. Members’ Nutrition Clubs were also modified for home delivery only or are open for partial operation. We believe these adaptations to pandemic conditions, as well as Members’ success leveraging social media and using the weight loss challenge DMO, contributed to strengthened business momentum during the second half of the year and a slight sales volume increase for the year versus the prior year.
EMEA
The EMEA region reported net sales of $1,208.3 million for the year ended December 31, 2020. Net sales increased $210.3 million, or 21.1%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 24.2% for the year ended December 31, 2020 as compared to the same period in 2019. The 21.1% increase in net sales for the year ended December 31, 2020 was primarily due to an increase in sales volume, as indicated by a 21.1% increase in Volume Points, and a 3.8% favorable impact of price increases; partially offset by a 3.1% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Points were generally higher across the region for the year. The Volume Point growth that has been seen across the EMEA region for a number of years reflects, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. In addition to the major markets discussed below, strong business momentum in the United Kingdom, South Africa, and France contributed to region net sales growth for the year.
Due to
COVID-19
pandemic conditions, our sales centers and other product access points in many markets within the region are currently closed or open for limited operations only, leaving shipping for home delivery as the primary distribution channel while these conditions persist. Members are turning further to social media to carry out their sales and oversight activities. These adaptations have been successful in limiting the adverse impact of the pandemic and we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members in certain markets of the region.
Net sales in Spain were $172.0 million for the year ended December 31, 2020. Net sales increased $35.6 million, or 26.1%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 23.3% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $3.8 million on net sales for the year ended December 31, 2020. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships, as well as enhanced technology tools, that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. In response to pandemic conditions, we have temporarily shifted our operations to primarily online activities to mitigate the negative impacts of being unable to conduct in-person
meetings, trainings, and selling activities. Home delivery continues to be our prevailing distribution channel and has not seen significant disruption. After the first quarter of 2020 saw a small sales volume decline, subsequent quarters have seen significant volume increases as our Members appear to have adapted to pandemic conditions, such as leveraging online tools to reach their customers, and business momentum has increased.

Net sales in Russia were $147.2 million for the year ended December 31, 2020. Net sales increased $7.2 million, or 5.1%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 17.1% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $16.9 million on net sales for the year ended December 31, 2020. Russia achieved sales volume increases for the year versus the prior year despite some pandemic disruption commencing late in the first quarter. Our sales centers are now reopened for product pick-up,
although we continue to support home delivery for the market. Due to pandemic conditions, Nutrition Clubs are operating primarily online in the market and remain a key DMO, supported by new products, training, and promotion for all levels of Membership. Product access expansion in the market has enabled growth in smaller cities. During the third quarter of 2020, we introduced Member segmentation to the market by adding a preferred customer program option for new Members. Russia had an approximate 5% price increase in September 2020.
Net sales in Italy were $141.9 million for the year ended December 31, 2020. Net sales increased $15.8 million, or 12.5%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 10.1% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had a favorable impact of $3.0 million on net sales for the year ended December 31, 2020. Sales volume increased for the year versus the prior year. After weakened momentum in our business and pandemic conditions in the country contributed to a sales volume decline for the first quarter of the year, we believe adaptation by Members to pandemic conditions, such as online communication with Members and home delivery, has been a contributing factor to our sales volume increase and strengthened momentum for subsequent quarters.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $1,347.7 million for the year ended December 31, 2020. Net sales increased $98.7 million, or 7.9%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 9.2% for the year ended December 31, 2020 as compared to the same period in 2019. The 7.9% increase in net sales for the year ended December 31, 2020 was primarily due to an increase in sales volume, as indicated by an 8.0% increase in Volume Points, and a 2.0% favorable impact of price increases, partially offset by a 1.3% unfavorable impact of fluctuations in foreign currency exchange rates. Volume Point and net sales increases in recent years for most markets in the region are a result, we believe, of a customer-focused business and daily consumption DMOs, including Nutrition Clubs, as well as product line and access point expansion. However,
COVID-19
pandemic conditions, such as closed sales centers and Members’ Nutrition Clubs and an increased reliance on home delivery for product distribution, had an adverse impact on results at times throughout the year, most significantly for India, South Korea, and Indonesia. The region has adapted to pandemic conditions to varying degrees by market, and many markets achieved sales volume increases for the year compared to the prior year. Volume increases were led by Vietnam and India, and ongoing pandemic conditions contributed to volume decreases for South Korea and Indonesia.
Net sales in India were $349.1 million for the year ended December 31, 2020. Net sales increased $27.8 million, or 8.6%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 13.9% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $16.9 million on net sales for the year ended December 31, 2020. Sales volumes have increased in India in recent years as we continued to expand our product line and make it easier for our Members to do business, such as through online signup and adding product access points and payment methods. Pandemic-related operating constraints seen earlier during 2020 have now begun to ease or we and our Members have adjusted our operations to partially mitigate these constraints, with Member activities such as Nutrition Clubs and trainings mainly operating online.
Although certain Indian states have continued pandemic-related operating constraints and we have seen some reduced product manufacturing capacity, our manufacturing capacity has met demand. We continue to take Member orders and payments online. Company locations are now open for the taking of orders and payments and pick-up
of product, though home delivery volumes continue to exceed
pre-pandemic
levels. Disruption to our collections and expenditures of cash have eased, though we continue to move transactions to electronic collection and payment for operating efficiency purposes and for Member convenience.
Regulatory restrictions on direct selling, including registration requirements for our distributors implemented in February 2020, have reduced the number of new distributors, despite certain subsequent relaxations of regulations by the government in response to pandemic conditions. We have seen an increase in new Preferred Members since these do not have similar registration requirements. The regulatory relaxations ended effective January 2021. We continue to work with our distributors to adapt to these regulatory changes.
Net sales in Vietnam were $212.6 million for the year ended December 31, 2020. Net sales increased $49.5 million, or 30.3%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 30.3% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates did not have a material impact on net sales for the year ended December 31, 2020. Vietnam continues to have strong momentum, having adapted to increased direct-selling regulatory requirements and as sales leadership continues to focus on sustainable, consumption-oriented business practices.
COVID-19
pandemic-related operating constraints that we saw in the second quarter have eased somewhat and we and our Members have adapted to constraints by moving events, trainings, and product ordering online. Further changes to direct-selling regulations in the market are expected to be proposed for late 2021 implementation. We continue to assess and monitor these preliminary draft regulations.
Net sales in Indonesia were $181.2 million for the year ended December 31, 2020. Net sales decreased $2.3 million, or 1.3%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 1.3% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.7 million on net sales for the year ended December 31, 2020. Although Indonesia has increased sales volumes in recent years by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, supported by increased product access, pandemic conditions have had an adverse impact on our operations and results. Our sales centers have continued to operate via online ordering, home delivery, and pick-up,
which were already established methods for the market. Many Members’ Nutrition Clubs, the major DMO for the market, have experienced pandemic-related constraints on their activities. Our responsive measures include online training and promotions targeted to sales leaders, non-sales
leader Members, and their customers as appropriate.
Net sales in South Korea were $129.0 million for the year ended December 31, 2020. Net sales decreased $14.6 million, or 10.2%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales decreased 9.0% for the year ended December 31, 2020 as compared to the same period in 2019. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.7 million on net sales for the year ended December 31, 2020. South Korea achieved Volume Point and net sales growth for 2019 after several years of transitionary impact from Marketing Plan changes that led to contraction in our business in the market, and this growth continued in the early part of 2020. Pandemic conditions, however, including the suspension of our training facilities and our Members’ Nutrition Clubs and restrictions on gatherings, have affected the market since mid-February
and we believe contributed to sales volume declines for the year versus the prior year. Nutrition Clubs have been open intermittently and on a limited basis, sales and training activities continue online, and delivery of product continues.
China
The China region reported net sales of $809.6 million for the year ended December 31, 2020. Net sales increased $57.6 million, or 7.7%, for the year ended December 31, 2020 as compared to the same period in 2019. In local currency, net sales increased 7.8% for the year ended December 31, 2020 as compared to the same period in 2019. The 7.7% increase in net sales for the year ended December 31, 2020 was primarily due to an increase in sales volume, as indicated by a 5.3% increase in Volume Points and a 2.3% favorable impact of sales mix.
The volume growth for the year versus the prior year, despite some disruption due to the
COVID-19
viral outbreak, was partially attributable to comparison to a weakened 2019. During 2019, our China net sales were negatively impacted by the Chinese government’s
100-day
review, or Review, of the health products industry, which concluded in April 2019. The Review, combined with negative media coverage about the Review, impacted our business as Members significantly reduced activities and sales meetings during and following the Review. These activities and sales meetings are important to our business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products. While our Members had begun conducting meetings again toward the end of 2019 and the first quarter of 2020, the
COVID-19
pandemic resulted in travel restrictions and other temporary measures which commenced early in the first quarter and also negatively impacted our business, including renewed sales meeting restrictions and Nutrition Club closures. We and our Members have been able to partially mitigate the impact of these restrictions through 2020 by taking many sales and promotional activities online, including sales meetings. By April 2020, though subject to additional changes in conditions, China operations had largely resumed on an adapted basis. Manufacturing plants and distribution centers are open and operating normally, as well as Nutrition Clubs, subject to certain social distancing measures. Some in-person
sales meetings have begun to be held again, based on location and size and subject to government approval, though sales meetings also continue to be successfully held online. The market still has not returned to the same levels of in-person
sales meetings that existed prior to the Review; however,
in-person
meetings are supplemented by online meetings.
Focus areas for China have included expanding our
e-commerce
platform to, for example, provide the ability for our China Members to service their customers via personalized sites, and for their retail customers to purchase products directly from the Company. We have also expanded our product line for the China market, launched social media-based marketing campaigns, and continued to conduct sales promotions in the region.
During the fourth quarter of 2020, we saw year-over-year net sales declines in China. We have seen a decline in the number of new independent service providers and net sales for the fourth quarter of 2020 compared to those of the third quarter of 2020. In addition to some macroeconomic challenges in China, we believe one factor contributing to these declines is a recent enhancement made to the requirements for our sales representatives in China to be eligible to apply to become independent service providers. While we believe this change was a contributing factor to the declines in the fourth quarter, we believe this enhancement will ultimately strengthen our business by improving the quality of our independent service providers.
Sales by Product Category
Net sales by product category were as follows:

	Year Ended December 31,
	2020	2019	% Change
	(Dollars in millions)
Weight Management	$3,312.8	$3,012.5	10.0%
Targeted Nutrition	1,527.4	1,278.5	19.5%
Energy, Sports, and Fitness	437.4	352.0	24.3%
Outer Nutrition	111.3	97.3	14.4%
Literature, Promotional, and Other(1)	152.9	136.8	11.8%

Total	$5,541.8	$4,877.1	13.6%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional, and other category.

Net sales increased for all product categories for the year ended December 31, 2020 as compared to the same period in 2019. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.
Gross Profit
Gross profit was $4,391.2 million and $3,919.1 million for the years ended December 31, 2020 and 2019, respectively. Gross profit as a percentage of net sales was 79.2% and 80.4% for the years ended December 31, 2020 and 2019, respectively, or an unfavorable net decrease of 112 basis points.
The decrease in gross profit as a percentage of net sales for the year ended December 31, 2020 as compared to the same period in 2019 included unfavorable cost changes of 64 basis points relating to increased freight costs due to orders shifting toward home delivery versus Member pick-up,
the unfavorable impact of foreign currency fluctuations of 44 basis points (unfavorable impact of 27 basis points excluding Venezuela), unfavorable cost changes related to self-manufacturing and sourcing of 30 basis points, which includes decreased costs related to Mexico tariffs, unfavorable changes in country mix of 16 basis points, the unfavorable impact of higher inventory write-downs of 15 basis points, and unfavorable other cost changes of 11 basis points, partially offset by the favorable impact of retail price increases of 68 basis points (favorable impact of 52 basis points excluding Venezuela). The net unfavorable impact of foreign currency fluctuations and retail price increases in Venezuela for the year ended December 31, 2020 as compared to the same period in 2019 was 1 basis point.
Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.
Royalty Overrides
Royalty overrides were $1,690.1 million and $1,448.2 million for the years ended December 31, 2020 and 2019, respectively. Royalty overrides as a percentage of net sales were 30.5% and 29.7% for the years ended December 31, 2020 and 2019, respectively.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $2,075.0 million and $1,940.3 million for the years ended December 31, 2020 and 2019, respectively. Selling, general, and administrative expenses as a percentage of net sales were 37.4% and 39.8% for the years ended December 31, 2020 and 2019, respectively.
The increase in selling, general, and administrative expenses for the year ended December 31, 2020 as compared to the same period in 2019 was driven by $84.1 million in higher labor and benefits costs primarily driven by headcount increases to support our sales growth; $43.1 million in higher expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China (See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
$35.1 million in higher service fees for China independent service providers due to higher sales in China; and $12.8 million in higher foreign exchange losses; partially offset by $24.4 million in lower Member event and promotion costs, mostly resulting from cancellations of events and promotions due to the
COVID-19
pandemic; $19.0 million of expenses relating to the SEC investigation relating to our disclosures regarding our marketing plan in China in 2019 (See Note 7,
Contingencies
, to the Consolidated Financial

Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K);
and $17.4 million in lower travel and entertainment costs resulting from travel restrictions due to the
COVID-19
pandemic.
Other Operating Income
The $14.5 million of other operating income for the year ended December 31, 2020 consisted of $14.5 million of government grant income for China (See Note 2,
Basis of Presentation
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K)
The $37.5 million of other operating income for the year ended December 31, 2019 consisted of $31.5 million of government grant income for China and $6.0 million related to the finalization of insurance recoveries in connection with the flooding at one of our warehouses in Mexico during September 2017, which damaged certain of our inventory stored within the warehouse (See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of the
2018 10-K).
Interest Expense, Net
Interest expense, net was as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Interest expense	$133.0	$153.0
Interest income	(8.8)	(20.6)

Interest expense, net	$124.2	$132.4

The decrease in interest expense, net for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to a decrease in our overall weighted-average interest rate and weighted-average borrowings, partially offset by lower interest income earned as a result of lower interest rates.
Other Expense (Income), Net
We did not recognize any other expense (income), net for the year ended December 31, 2020. The $15.7 million of other income, net for the year ended December 31, 2019 consisted of a $15.7 million gain on the revaluation of the CVR (See Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K).
Income Taxes
Income taxes were $143.8 million and $140.4 million for the years ended December 31, 2020 and 2019, respectively. The effective income tax rate was 27.8% and 31.1% for the years ended December 31, 2020 and 2019, respectively. The decrease in the effective tax rate for the year ended December 31, 2020 as compared to the same period in 2019 was primarily due to changes in the geographic mix of our income, partially offset by a decrease in net benefits from discrete events.
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
Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007 through December 31, 2020, total share repurchases amounted to approximately $5.4 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,045.4 million cash and cash equivalents as of December 31, 2020 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.
We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2020 and 2019.
For the year ended December 31, 2020, we generated $628.6 million of operating cash flow as compared to $457.5 million for the same period in 2019. The increase in our operating cash flow was the result of $102.4 million of favorable changes in operating assets and liabilities and $68.7 million of higher net income excluding non-cash
items disclosed within our consolidated statement of cash flows. The $102.4 million change in operating assets and liabilities was primarily the result of favorable changes in royalty overrides and other current liabilities, which included favorable changes in accrued compensation and income taxes payable; partially offset by unfavorable changes in prepaid expenses and other current assets. The $68.7 million of higher net income excluding non-cash
items was primarily driven by higher contribution margin driven by higher net sales (
See Summary Financial Results
above for further discussion), partially offset by higher selling, general, and administrative expenses primarily from higher labor and benefits costs and higher expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China.
Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2020 and 2019 were $116.8 million and $110.2 million, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based
Member tools. We expect to incur total capital expenditures of approximately $175 million to $225 million for the full year of 2021.
In March 2020, our annual global Herbalife Honors event, where sales leaders from around the world meet and share best practices and conduct leadership training, was canceled due to the
COVID-19
pandemic. Our management awarded Members $71.3 million of Mark Hughes bonus payments related to their 2019 performance. In March 2019, our management awarded Members $70.7 million of Mark Hughes bonus payments related to their 2018 performance.
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
, or ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. We recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other expense (income), net within our consolidated statement of income for the year ended December 31, 2018.
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
On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within our consolidated statement of income during the year ended December 31, 2020.
The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2020 and 2019, we were in compliance with our debt covenants under the 2018 Credit Facility.
The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the 2018 Credit Facility, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Based on the 2020 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, we will not be required to make a mandatory prepayment in 2021 toward the 2018 Term Loan B.
During the year ended December 31, 2020, we borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $20.7 million on amounts outstanding under the 2018 Credit Facility. During the year ended December 31, 2019, we repaid a total amount of $20.0 million on amounts outstanding under the 2018 Credit Facility. As of December 31, 2020 and 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $984.7 million and $975.0 million, respectively. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of both December 31, 2020 and 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of both December 31, 2020 and 2019. As of December 31, 2020 and 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.39% and 5.52%, respectively.
See Note 5,
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
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
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
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
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion on our 2024 Convertible Notes.
Senior Notes due 2025
In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. See Note 5,
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion on our 2025 Notes.
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
Long-Term Debt
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion on our 2026 Notes.
Contractual Obligations
The following summarizes our contractual obligations, including interest, as of December 31, 2020, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2021	2022 - 2023	2024 - 2025	2026 & Thereafter
	(in millions)
Convertible senior notes due 2024	600.5	14.4	28.9	557.2	—
Senior notes due 2025	848.5	59.3	94.5	694.7	—
Senior notes due 2026	574.0	29.0	58.0	58.0	429.0
Borrowings under the senior secured credit facility(1)	1,106.8	48.9	108.8	949.1	—
Operating leases	329.0	45.8	85.8	60.7	136.7
Purchase obligations and other commitments	251.2	225.5	24.9	0.8	—

Total(2)	$3,710.0	$422.9	$400.9	$2,320.5	$565.7

(1)	The estimated interest payments on our 2018 Credit Facility are based on interest rates effective as of December 31, 2020.

(2)
Our consolidated balance sheet as of December 31, 2020 includes $60.1 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities and whether any settlement would occur.

Cash and Cash Equivalents
The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2020, the total amount of our foreign subsidiary cash and cash equivalents was $463.4 million, of which $31.4 million was held in U.S. dollars. As of December 31, 2020, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $582.0 million.
For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2020, our U.S. consolidated group had approximately $147.7 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2020, Herbalife Nutrition Ltd. had approximately $2.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Program, approximately $113.9 million of unremitted earnings were permanently reinvested as of December 31, 2020. As of December 31, 2020, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12,
Income Taxes
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for additional discussion on our unremitted earnings.
Off-Balance
Sheet Arrangements
As of December 31, 2020 and 2019, we had no material
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of
Regulation S-K.
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
On November 4, 2020, our Board of Directors declared a pro rata distribution of stock purchase warrants to our shareholders of one warrant for every four common shares held. Each warrant would have entitled the holder to purchase an Herbalife Nutrition common share at an exercise price of $67.50 per share where we would have had the option to net share settle these warrants if they were exercised in the future. On November 10, 2020, our Board of Directors announced that, after considering additional feedback from our shareholders, we will no longer move forward with our intended distribution of warrants.
Share Repurchases
On October 30, 2018, our board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced our prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of

Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2020, the remaining authorized capacity under our $1.5 billion share repurchase program was $607.9 million.
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
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion on the Forward Transactions.
In August 2020, we completed our modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 15.4 million of our common shares at an aggregate cost of approximately $750.0 million, or $48.75 per share. In addition, during the year ended December 31, 2020, we repurchased approximately 3.0 million of our common shares through open market purchases at an aggregate cost of approximately $142.1 million, or an average cost of $47.40 per share, and subsequently retired these shares. During the year ended December 31, 2019, we did not repurchase any of our common shares through open market purchases.
As of both December 31, 2020 and 2019, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.
See Note 8,
Shareholders’ Deficit
, and Note 15,
Subsequent Events
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion on our share repurchases.
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
During the year ended December 31, 2019, we recognized a $15.7 million gain in other expense (income), net within our consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the year ended December 31, 2018, we recognized an $8.8 million loss in other expense (income), net within our consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of our common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.
See Note 8,
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
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
Shareholders’ Deficit
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion of the Capped Call Transactions.
Working Capital and Operating Activities
As of December 31, 2020 and 2019, we had working capital of $648.5 million and $523.8 million, respectively, or an increase of $124.7 million. The increase was primarily due to increases in cash and cash equivalents and inventories, partially offset by increases in royalty overrides and other current liabilities.
We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.
The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part II, Item 7A,
Quantitative and Qualitative Disclosures about Market Risk
, of this Annual Report on Form 10-K.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019(1)	September 30, 2019	June 30, 2019	March 31, 2019
	(in millions, except per share amounts)
Net sales	$1,410.7	$1,521.8	$1,346.9	$1,262.4	$1,220.3	$1,244.5	$1,240.1	$1,172.2
Cost of sales	309.4	322.7	272.8	245.7	229.8	243.4	243.2	241.6

Gross profit	1,101.3	1,199.1	1,074.1	1,016.7	990.5	1,001.1	996.9	930.6
Royalty overrides	438.9	463.1	406.9	381.2	358.1	363.8	366.8	359.5
Selling, general, and administrative expenses	515.5	529.7	480.8	549.0	527.8	500.1	477.0	435.4
Other operating income	(1.5)	(0.6)	(3.3)	(9.1)	(3.8)	(6.4)	—	(27.3)

Operating income	148.4	206.9	189.7	95.6	108.4	143.6	153.1	163.0
Interest expense, net	35.2	35.2	28.8	25.0	28.4	31.6	36.3	36.1
Other expense (income), net	—	—	—	—	—	(1.3)	(5.9)	(8.5)

Income before income taxes	113.2	171.7	160.9	70.6	80.0	113.3	122.7	135.4
Income taxes	39.4	33.6	45.8	25.0	23.3	31.8	46.2	39.1

Net income	$73.8	$138.1	$115.1	$45.6	$56.7	$81.5	$76.5	$96.3

Earnings per share:
Basic	$0.61	$1.07	$0.84	$0.33	$0.41	$0.59	$0.56	$0.70
Diluted	$0.59	$1.04	$0.82	$0.32	$0.40	$0.58	$0.54	$0.66
Weighted-average shares outstanding:
Basic	121.3	129.2	137.9	137.8	137.5	137.4	137.4	137.1
Diluted	124.3	132.5	140.1	140.2	140.8	140.0	142.4	145.5

(1)
The fourth quarter of 2019 includes a net favorable adjustment to our unrecognized tax benefit liability of $11.4 million primarily attributable to transfer pricing matters in various foreign jurisdictions, and a legal accrual of $40 million relating to the SEC and DOJ investigations relating to the FCPA matter in China as described further in Note 7,
Contingencies
,
to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K.

Contingencies
See Note 7,
Contingencies
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for information on our contingencies as of December 31, 2020.
Subsequent Events
See Note 15,
Subsequent Events
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for information regarding subsequent events, including the $600 million share repurchase agreement that was entered into on January 3, 2021.

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
We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2020, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.
We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2,
Basis of Presentation
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion of distributor compensation in the U.S.
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for both of the years ended December 31, 2020 and 2019.
We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories, which have been adjusted downward $23.0 million and $15.1 million to present them at their lower of cost and net realizable value in our consolidated balance sheets as of December 31, 2020 and 2019, respectively.
Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

As part of the annual goodwill impairment test, which is performed at the reporting unit level, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would perform the quantitative goodwill impairment test as required. If we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then no further testing is required. During fiscal year 2020, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value.
For our marketing-related intangible assets, we may also utilize a qualitative assessment similar to the one described above, with the exception that the test is performed at the consolidated level rather than at the reporting unit level. During fiscal year 2020, we performed a qualitative assessment of our marketing-related intangible assets and determined that it is not more likely than not that the fair value of the assets is less than their carrying value.
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
As of December 31, 2020 and 2019, we had goodwill of approximately $100.5 million and $91.5 million, respectively, or an increase of $9.0 million. Of the $9.0 million increase, $7.0 million was due to an immaterial acquisition and $2.0 million was due to foreign currency translation adjustments. As of both December 31, 2020 and 2019, we had marketing-related intangible assets of approximately $310.0 million. No marketing-related intangibles or goodwill impairment was recorded during the years ended December 31, 2020 and 2019. See Note 2,
Basis of Presentation
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion.
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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, or U.S. Tax Reform, which contains several key tax provisions that affect us, including, but not limited to, a one-time
mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118,
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12,
Income Taxes
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a further discussion of U.S. Tax Reform. We have made an accounting policy election to account for global intangible low-taxed
income as a period cost if and when incurred.
We account for foreign currency transactions in accordance with FASB ASC Topic 830,
Foreign Currency Matters
. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end
exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general, and administrative expenses in the accompanying consolidated statements of income.
New Accounting Pronouncements
See discussion under Note 2,
Basis of Presentation
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for information on new accounting pronouncements.

Item 7A.	Quantitative and Qualitat ive Disclosures About Market Risk
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
We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2020 and 2019, the aggregate notional amounts of these contracts outstanding were approximately $56.4 million and $66.4 million, respectively. As of December 31, 2020, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2020, we recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, we recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2020 and 2019.
As of both December 31, 2020 and 2019, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.
See Note 11,
Derivative Instruments and Hedging Activities
, to the Consolidated Financial Statements included in Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K
for a description of foreign currency forward contracts that were outstanding as of December 31, 2020 and 2019, which discussion is incorporated herein by reference.
The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See
Liquidity and Capital Resources — Cash and Cash Equivalents
in Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of this Annual Report on Form 10-K for further discussion of our foreign subsidiary cash and cash equivalents.
Interest Rate Risk
As of December 31, 2020, the aggregate annual maturities of the 2018 Credit Facility were expected to be $20.7 million for 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $875.2 million for 2025. As of December 31, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $251.9 million and $734.0 million, respectively, and the carrying values were $250.5 million and $726.0 million, respectively. As of December 31, 2019, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $235.7 million and $744.8 million, respectively, and the carrying values were $233.2 million and $732.1 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2020 and 2019. The 2018 Credit Facility bears variable interest rates, and as of December 31, 2020 and 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.39% and 5.52%, respectively.
During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of December 31, 2020, we recorded liabilities at fair value of $1.0 million relating to these interest rate swap agreements.
Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase by approximately $8.8 million or decrease by approximately $1.3 million. The variable interest rates payable under our 2018 Credit Facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.
As of December 31, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $541.8 million, and the carrying value was $460.6 million. As of December 31, 2019, the fair value of the liability component of the 2024 Convertible Notes was approximately $508.6 million, and the carrying value was $437.4 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.
As of December 31, 2020, the fair value of the 2025 Notes was approximately $656.3 million and the carrying value was $592.9 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $10.2 million or increase by approximately $10.4 million.
As of December 31, 2020, the fair value of the 2026 Notes was approximately $425.0 million and the carrying value was $395.9 million. As of December 31, 2019, the fair value of the 2026 Notes was approximately $424.1 million and the carrying value was $395.3 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $2.6 million or increase by approximately $2.6 million.

Item 8.	Financial Stateme nts and Supplementary Data
Our consolidated financial statements and notes thereto and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Part IV, Item 15,
Exhibits, Financial Statement Schedules
, of this Annual Report on
Form 10-K,
and are incorporated herein by reference.
The supplementary financial information with respect to selected quarterly financial data is set forth under Part II, Item 7,
Management’s Discussion and Analysis of Financial Condition and Results of Operations
, of this Annual Report on
Form 10-K,
and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures as defined in
Rule 13a-15(e)
under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2020 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8,
Financial Statements and Supplementary Data
, of this Annual Report on
Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as defined in
Rule 13a-15(f)
under the Exchange Act that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11.	Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2020.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report on
Form 10-K,
or incorporated herein by reference:
1.
 Financial Statements.
The following financial statements of Herbalife Nutrition Ltd. are filed as part of this Annual Report on
Form 10-K
on the pages indicated:

2.
 Financial Statement Schedules
. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
3.
 Exhibits.
The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on
Form 10-K,
or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(u	)

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(l	)

4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(l	)

4.4	Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of August 16, 2018, governing the 7.250% Senior Notes due 2026	(n	)

4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(n	)

4.6	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(v	)

4.7	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.6 hereto)	(v	)

4.8	Description of Registrant’s Securities	(s	)

10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(s	)

10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(s	)

10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.5	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b	)

10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d	)

10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i	)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i	)

10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(m	)

10.10#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e	)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e	)

Exhibit Number	Description	Reference

10.12#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f	)

10.13#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(o	)

10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(f	)

10.16#	Herbalife Ltd. Executive Incentive Plan	(f	)

10.17	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g	)

10.18	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(h	)

10.19#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h	)

10.20#	Stock Unit Award Agreement (Performance-Vesting) by and between Herbalife Ltd. and Richard P. Goudis dated as of June 6, 2017	(i	)

10.21	Agreement, dated August 21, 2017, by and among Herbalife Ltd. and Carl C. Icahn and his controlled affiliates party thereto	(j	)

10.22#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(k	)

10.23#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k	)

10.24#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(k	)

10.25#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(k	)

10.26#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(k	)

10.27#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(k	)

10.28	Credit Agreement, dated as of August 16, 2018, among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, Jefferies Finance LLC, as administrative agent for the Term B Lenders and collateral agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and as administrative agent for the Term A Lenders and the Revolving Credit Lenders	(n	)

10.29#	Letter Agreement, dated July 11, 2019, by and between Michael O. Johnson and Herbalife International of America, Inc.	(p	)

10.30#	Separation Agreement and General Release dated as of January 8, 2019, by and between Richard P. Goudis and Herbalife International of America, Inc.	(o	)

10.31#	Employment Agreement, dated as of October 23, 2019, by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(q	)

Exhibit Number	Description	Reference

10.32#	Employment Agreement, dated as of October 23, 2019, by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(q	)

10.33	First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent	(r	)

10.34	Second Amendment to Credit Agreement, dated as of March 19, 2020, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Coöperatieve Rabobank U.A., New York Branch as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders	(t	)

10.35	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(w	)

10.36	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(w	)

10.37	Letter Agreement, dated November 4, 2020, with respect to Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Nutrition Ltd., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc. and Beckton Corp.	(x	)

10.38	Purchase Agreement, dated January 3, 2021, by and among Herbalife Nutrition Ltd., Carl C. Icahn, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Onshore LP, Icahn Offshore LP, Icahn Capital LP, IPH GP LLC, Beckton Corp., Icahn Enterprises Holdings L.P. and Icahn Enterprises G.P. Inc.	(y	)

10.39	Third Amendment to Credit Agreement, dated as of February 10, 2021, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., Herbalife Nutrition’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent	(z	)

21.1	Subsidiaries of the Registrant	*

23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*	*

32.2	Section 1350 Certification of Chief Financial Officer	*	*

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*

Exhibit Number	Description	Reference

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL (included as Exhibit 101)	*

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(e)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(f)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(g)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.
(i)	Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.
(j)	Previously filed on August 21, 2017 as an Exhibit to the Company’s Tender Offer Statement on Schedule TO and is incorporated herein by reference.
(k)	Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(l)	Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(n)	Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(p)	Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.
(q)	Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(r)	Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(t)	Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(u)	Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.
(v)	Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(w)	Previously filed on November 5, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and is incorporated herein by reference.
(x)	Previously filed on November 5, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(y)	Previously filed on January 4, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(z)	Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Herbalife Nutrition Ltd.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Herbalife Nutrition Ltd. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ deficit, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each matter can be made, which in turn led to a high degree of auditor judgment and effort in evaluating management’s assessment of loss contingencies associated with legal and non-income
tax matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.
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
February 17, 2021
We have served as the Company’s auditor since 2013.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,045.4	$839.4
Receivables, net of allowance for doubtful accounts	83.3	79.7
Inventories	501.4	436.2
Prepaid expenses and other current assets	145.7	132.9

Total current assets	1,775.8	1,488.2

Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	390.2	371.5
Operating lease right-of-use assets	222.8	189.5
Marketing-related intangibles and other intangible assets, net	313.3	310.1
Goodwill	100.5	91.5
Other assets	273.5	227.8

Total assets	$3,076.1	$2,678.6

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88.7	$81.6
Royalty overrides	358.2	294.1
Current portion of long-term debt	22.9	24.1
Other current liabilities	657.5	564.6

Total current liabilities	1,127.3	964.4

Long-term debt, net of current portion	2,405.5	1,778.9
Non-current operating lease liabilities	206.7	169.9
Other non-current liabilities	192.7	155.4

Total liabilities	3,932.2	3,068.6

Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 b illion shares authorized; 120.1 million (2020) and 137.4 million (2019) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	342.3	366.6
Accumulated other comprehensive loss	(182.2)	(212.5)
Accumulated deficit	(687.4)	(215.3)
Treasury stock, at cost, 10.0 million (2020) and 10.0 million (2019) shares	(328.9)	(328.9)

Total shareholders’ deficit	(856.1)	(390.0)

Total liabilities and shareholders’ deficit	$3,076.1	$2,678.6

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions, except per share amounts)
Net sales	$5,541.8	$4,877.1	$4,891.8
Cost of sales	1,150.6	958.0	919.3

Gross profit	4,391.2	3,919.1	3,972.5
Royalty overrides	1,690.1	1,448.2	1,364.0
Selling, general, and administrative expenses	2,075.0	1,940.3	1,955.2
Other operating income	(14.5)	(37.5)	(29.8)

Operating income	640.6	568.1	683.1
Interest expense	133.0	153.0	181.0
Interest income	8.8	20.6	19.4
Other expense (income), net	—	(15.7)	57.3

Income before income taxes	516.4	451.4	464.2
Income taxes	143.8	140.4	167.6

Net income	$372.6	$311.0	$296.6

Earnings per share:
Basic	$2.83	$2.26	$2.12
Diluted	$2.77	$2.20	$1.98
Weighted-average shares outstanding:
Basic	131.5	137.4	140.2
Diluted	134.5	141.6	149.5
See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net income	$372.6	$311.0	$296.6
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(2.0) (2020), $0.1 (2019), and $(2.7) (2018)	33.2	—	(41.0)
Unrealized loss on derivatives, net of income taxes of $(0.4) (2020), $— (2019), and $— (2018)	(2.9)	(2.7)	(3.4)

Total other comprehensive income (loss)	30.3	(2.7)	(44.4)

Total comprehensive income	$402.9	$308.3	$252.2

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
			(in millions)
Balance as of December 31, 2017	$0.1	$(328.6)	$407.3	$(165.4)	$(248.1)	$(334.7)
Issuance of 6.3 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		2.5			2.5
Additional capital from share-based compensation			35.5			35.5
Repurchases of 14.3 common shares	—	(0.3)	(173.4)		(572.4)	(746.1)
Forward Counterparties’ delivery of 13.9 common shares to the Company			—			—
Issuance of convertible senior notes			136.7			136.7
Repayment of convertible senior notes			(123.0)			(123.0)
Unwind of capped call transactions			55.9			55.9
Net income					296.6	296.6
Foreign currency translation adjustment, net of income taxes of $(2.7)				(41.0)		(41.0)
Unrealized loss on derivatives, net of income taxes of $—				(3.4)		(3.4)
Cumulative effect of accounting change					(2.4)	(2.4)

Balance as of December 31, 2018	0.1	(328.9)	341.5	(209.8)	(526.3)	(723.4)
Issuance of 1.0 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		3.2			3.2
Additional capital from share-based compensation			38.6			38.6
Repurchases of 0.4 common shares	—		(16.7)			(16.7)
Forward Counterparties’ delivery of 6.0 common shares to the Company	—		—			—
Net income					311.0	311.0
Foreign currency translation adjustment, net of income taxes of $0.1				—		—
Unrealized loss on derivatives, net of income taxes of $—				(2.7)		(2.7)

Balance as of December 31, 2019	0.1	(328.9)	366.6	(212.5)	(215.3)	(390.0)
Issuance of 1.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		3.5			3.5
Additional capital from share-based compensation			51.0			51.0
Repurchases of 19.0 common shares	—		(78.8)		(844.7)	(923.5)
Net income					372.6	372.6
Foreign currency translation adjustment, net of income taxes of $(2.0)				33.2		33.2
Unrealized loss on derivatives, net of income taxes of $(0.4)				(2.9)		(2.9)

Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Cash flows from operating activities:
Net income	$372.6	$311.0	$296.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100.3	97.7	100.4
Share-based compensation expenses	51.0	38.6	35.5
Non-cash interest expense	26.7	43.7	63.8
Deferred income taxes	2.0	15.4	(8.1)
Inventory write-downs	20.6	19.1	17.4
Foreign exchange transaction loss	9.9	2.1	8.0
Loss on extinguishment of debt	—	—	48.5
Other	5.3	(7.9)	7.1
Changes in operating assets and liabilities:
Receivables	(5.8)	(14.4)	2.8
Inventories	(76.6)	(68.6)	(83.3)
Prepaid expenses and other current assets	(11.9)	28.3	(5.1)
Accounts payable	5.5	0.1	21.7
Royalty overrides	61.2	11.5	22.8
Other current liabilities	77.6	(5.5)	106.8
Other	(9.8)	(13.6)	13.5

Net cash provided by operating activities	628.6	457.5	648.4

Cash flows from investing activities:
Purchases of property, plant, and equipment	(112.0)	(106.1)	(84.0)
Other	(11.2)	(1.9)	0.1

Net cash used in investing activities	(123.2)	(108.0)	(83.9)

Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	31.5	—	998.1
Principal payments on senior secured credit facility and other debt	(24.5)	(24.5)	(1,237.4)
Proceeds from convertible senior notes	—	—	550.0
Repayment of convertible senior notes	—	(675.0)	(582.5)
Proceeds from senior notes	600.0	—	400.0
Debt issuance costs	(7.9)	—	(29.9)
Share repurchases	(923.5)	(16.7)	(750.3)
Proceeds from settlement of capped call transactions	—	—	55.9
Other	3.5	3.2	3.0

Net cash used in financing activities	(320.9)	(713.0)	(593.1)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	22.0	(4.0)	(51.9)

Net change in cash, cash equivalents, and restricted cash	206.5	(367.5)	(80.5)
Cash, cash equivalents, and restricted cash, beginning of period	847.5	1,215.0	1,295.5

Cash, cash equivalents, and restricted cash, end of period	$1,054.0	$847.5	$1,215.0

Cash paid during the year:
Interest paid	$78.9	$114.3	$106.1

Income taxes paid	$138.2	$147.9	$158.9

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers
and
sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China.
2. Basis of Presentation
The Company’s consolidated financial statements refer to Herbalife Nutrition Ltd. and its subsidiaries.
Recently Adopted Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU,
No. 2016-13,
Financial Instruments — Credit Losses (Topic
 326): Measurement of Credit Losses on Financial Instruments
. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale
debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU
No. 2017-04,
Intangibles — Goodwill and Other (Topic
 350): Simplifying the Test for Goodwill Impairment
. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU
No. 2018-13,
Fair Value Measurement (Topic
 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement
. This ASU modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU
No. 2018-15,
Intangibles — Goodwill and Other —
Internal-Use
Software (Subtopic
 350-40):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
. This ASU clarifies the accounting for implementation costs of a hosting arrangement that is a service contract and aligns that accounting, regardless of whether the arrangement conveys a license to the hosted software. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted the guidance with an initial application date of January 1, 2020 with prospective application to implementation costs incurred after January 1, 2020. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.
In November 2019, the FASB issued ASU No.
2019-08,
Compensation—Stock Compensation (Topic
 718) and Revenue from Contracts with Customers (Topic
 606): Codification Improvements—Share-Based Consideration Payable to a Customer
. This ASU clarifies the accounting for measuring share-based payment awards granted to a customer. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU
No. 2020-04,
Reference Rate Reform (Topic
 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The amendments in this update are effective as of March 12, 2020 through December 31, 2022. The adoption of this guidance during the first quarter of 2020 did not have a material impact on the Company’s consolidated financial statements.
New Accounting Pronouncements
In August 2018, the FASB issued ASU
No. 2018-14,
Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic
 715-20):
Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans
. This ASU removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic
 740): Simplifying the Accounting for Income Taxes
. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC Topic 740,
Income Taxes
, and clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2020, the FASB issued ASU
No. 2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
 470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
 815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted EPS calculation for convertible instruments. It will require that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted
method as opposed to the treasury stock method would be required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Significant Accounting Policies
Consolidation Policy
The consolidated financial statements include the accounts of Herbalife Nutrition Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.
Foreign Currency Translation and Transactions
In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end
exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11,
Derivative Instruments and Hedging Activities
, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $14.8 million, $2.0 million, and $17.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Forward Exchange Contracts, Option Contracts, and Interest Rate Swaps
The Company enters into foreign currency derivatives, primarily comprised of foreign currency forward contracts and option contracts, in managing its foreign exchange risk on sales to Members, inventory purchases denominated in foreign currencies, and intercompany transactions and loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate senior secured credit facility. The Company does not use the contracts for trading purposes.
In accordance with FASB ASC Topic 815,
Derivatives and Hedging
, or ASC 815, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an ongoing basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records changes in the estimated fair value in accumulated other comprehensive loss and subsequently reclassifies the related amount of accumulated other comprehensive loss to earnings when the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.
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
The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statements of cash flows, respectively. The Company did not owe any amounts to this financial institution as of December 31, 2020 and 2019.
Accounts Receivable
Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $65.2 million and $56.0 million as of December 31, 2020 and 2019, respectively. Substantially all credit card receivables were current as of December 31, 2020 and 2019. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded $1.7 million, $3.0 million, and $1.2 million during the years ended December 31, 2020, 2019, and 2018, respectively, in bad-debt
expense related to allowances for the Company’s receivables. As of December 31, 2020 and 2019, the Company’s allowance for doubtful accounts was $3.3 million and $2.5 million, respectively. As of December 31, 2020 and 2019, the majority of the Company’s total outstanding accounts receivable were current.
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
The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	The fair value of option and forward contracts are based on dealer quotes;

•	The Company’s variable-rate revolving credit facility is recorded at carrying value and is considered to approximate its fair value;

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
over-the-counter
market quotes;

•	The Company’s convertible senior notes are recorded at carrying value and their fair value is determined using two valuation methods as described further in Note 5, Long-Term Debt ; and

•
The Company’s senior notes issued in August 2018, or the 2026 Notes, and senior notes issued in May 2020, or the 2025 Notes, are recorded at carrying value, and their fair values are determined by utilizing over-the-counter
market quotes and yield curves.

Inventories
Inventories are stated at lower of cost (primarily on the
first-in,
first-out
basis) and net realizable value.
Debt Issuance Costs
Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $4.6 million, $5.3 million, and $7.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020 and 2019, the Company’s remaining unamortized debt issuance costs were $25.4 million and $21.2 million, respectively.
Long-Lived Assets
As of December 31, 2020 and 2019, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2020	2019
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$51.1	$51.1
Furniture and fixtures	26.1	26.2
Equipment	1,023.7	931.3
Building and leasehold improvements	222.8	208.2

Total property, plant, and equipment, at cost	1,323.7	1,216.8
Less: accumulated depreciation and amortization	(933.5)	(845.3)

Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$390.2	$371.5

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. The Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. In April 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values. As of December 31, 2020 and 2019, these amounts have been reflected in property, plant, and equipment within the Company’s accompanying consolidated balance sheets.
Depreciation of furniture, fixtures, and equipment (including computer hardware and soft
w
are) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use
software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use
software costs, were $188.7 million and $177.4 million as of December 31, 2020 and 2019, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general, and administrative expenses totaled $80.9 million, $78.8 million, and $80.8 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever
events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.
Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a qualitative assessment during the fourth quarter of 2020 and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. For the marketing-related intangible assets, the Company performed a qualitative assessment during the fourth quarter of 2020 and determined that it is not more likely than not that the fair value of the assets is less than their carrying value. If it is determined that it is more likely than not that the fair value of the assets is less than their carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative impairment test as required, in which it would use a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value, then an impairment amount is recorded for the difference. During the years ended December 31, 2020, 2019, and 2018, there were no additions to or impairments of marketing-related intangible assets. As of both December 31, 2020 and 2019, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise.

During the year ended
December 31, 2020, goodwill
increased by
$9.0 million,

of which
 $7.0 million was due to an immaterial acquisition and $2.0 million was due to foreign currency translation adjustments
.

During the year ended December 31, 2020, there was no impairment of goodwill. During the years ended December 31, 2019 and 2018, there were no additions to or impairments of goodwill. As of December 31, 2020 and 2019, the goodwill balance was $100.5 million and $91.5 million, respectively. The cash paid for the immaterial acquisition during 2020 is reflected as other cash flows from investing activities within the Company’s consolidated statements of cash flows.
Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2020	2019
	(in millions)
Cash and cash equivalents	$1,045.4	$839.4
Restricted cash included in Prepaid expenses and other current assets	2.5	2.5
Restricted cash included in Other assets	6.1	5.6

Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,054.0	$847.5

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
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017, which contained several key tax provisions that affected the Company, including, but not limited to, a one-time
mandatory transition tax on accumulated foreign earnings, changes in the sourcing and calculation of foreign income, and a reduction of the corporate income tax rate to 21% effective January 1, 2018. The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118,
Income Tax Accounting Implications of the Tax Cuts and Jobs Act
, which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. See Note 12,
Income Taxes
, for a further description on income taxes and the impact of the U.S. Tax Reform. The Company has made an accounting policy election to account for global intangible low-taxed
income as a period cost if and when incurred.
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
Distributor Compensation – U.S.
In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7,
Contingencies
. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end
to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2020 as the annual requirement was met.
Comprehensive Income
Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains or losses on derivatives. See Note 8,
Shareholders’ Deficit
, for the description and detail of the components of accumulated other comprehensive loss.
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
Other Operating Income
To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $14.5 million, $31.5 million, and $29.8 million during the years ended December 31, 2020, 2019, and 2018, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.
During the year ended December 31, 2019, the Company also recognized $6.0 million in other operating income within its consolidated statement of income related to the finalization of insurance recoveries in connection with the flooding at one of its warehouses in Mexico during September 2017, which damaged certain of the Company’s inventory stored within the warehouse. See Note 7,
Contingencies
, to the Consolidated Financial Statements included in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2018 for further discussion.
Other Expense (Income), Net
During the year ended December 31, 2020, the Company did not recognize any other expense (income), net. During the year ended December 31, 2019, the Company recognized a gain of $15.7 million on the revaluation of the non-transferable
contractual contingent value right, or CVR, provided for each share tendered in the October 2017 modified Dutch auction tender offer (See Note 8,
Shareholders’ Deficit
) in other expense (income), net within its consolidated statements of income. During the year ended December 31, 2018, the Company recognized a loss of $8.8 million on the revaluation of the CVR; a $13.1 million loss on the extinguishment of $475.0 million aggregate principal amount of the 2019 Convertible Notes (See Note 5,
Long-Term Debt
); and a $35.4 million loss on extinguishment of the Company’s 2017 senior secured credit facility (See Note 5,
Long-Term Debt
) in other expense (income), net within its consolidated statements of income.
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
Advertising
Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $39.0 million, $41.4 million, and $41.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Weighted-average shares used in basic computations	131.5	137.4	140.2
Dilutive effect of exercise of equity grants outstanding	3.0	3.5	6.3
Dilutive effect of 2019 Convertible Notes	—	0.7	3.0

Weighted-average shares used in diluted computations	134.5	141.6	149.5

There were an aggregate of 0.8 million, 0.8 million, and 1.4 million of equity grants, consisting of SARs and stock units that were outstanding during the years ended December 31, 2020, 2019, and 2018, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.
Since the Company was required to settle the principal amount of its 2019 Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company used the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2019 Convertible Notes. The dilutive impacts for the years ended December 31, 2019 and 2018 are disclosed in the table above. The initial conversion rate and conversion price for the 2019 Convertible Notes are described further in Note 5,
Long-Term Debt
.
For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the years ended December 31, 2020, 2019, and 2018, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2020, 2019, and 2018. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5,
Long-Term Debt
.
The capped call transactions executed in connection with the issuance of the 2019 Convertible Notes, or the Capped Call Transactions, were excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive. Additionally, the prepaid forward share repurchase transactions executed in connection with the issuance of the 2019 Convertible Notes, or the Forward Transactions, were treated as retired shares for basic and diluted EPS purposes, in each case for the periods the transactions were in effect. On August 15, 2019, the remaining Capped Call Transactions expired unexercised and all shares were retired under the Forward Transactions. See Note 8,
Shareholders’ Deficit
, for additional discussion regarding the Capped Call Transactions and Forward Transactions.
See Note 8,
Shareholders’ Deficit
, for a discussion of how common shares repurchased by the Company’s indirect wholly-owned subsidiary are treated under U.S. GAAP.
Revenue Recognition
The Company’s net sales consist of product sales. In general, the Company’s performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For China independent service providers and for third-party importers utilized in certain other countries where sales historically have not been material, the Company recognizes revenue based on the Company’s estimate of when the service provider or third-party importer sells the products because the Company is deemed to be the principal party of these product sales due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third-party importers.
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
The Company compensates its sales leader Members with royalty overrides for services rendered relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. As the Company is the principal party of the product sales as described above, the service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide, which represents the discount provided to them, are recorded in selling, general, and administrative expenses within the Company’s consolidated statements of income.
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
The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2020, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2019 and any remaining such balance was not material as of December 31, 2020. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 14,
Detail of Certain Balance Sheet Accounts
, for further information.
In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.7 million and $4.7 million as of December 31, 2020 and 2019, respectively.
The Company’s products are grouped in five principal categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the geographic regions within the Company’s Primary Reporting Segment. See Note 10,
Segment Information
, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.
Non-Cash
Investing and Financing Activities
During the years ended December 31, 2020, 2019, and 2018, the Company recorded $18.0 million, $14.1 million, and $10.2 million, respectively, of non-cash
capital expenditures.
During the year ended December 31, 2020, the Company did not record any non-cash
borrowings that were used to finance software maintenance. During the year ended December 31, 2019, the Company recorded $5.9 million of non-cash
borrowings that were used to finance software maintenance. During the year ended December 31, 2018, the Company did not record any non-cash
borrowings that were used to finance software maintenance. Additionally, see Note 8,
Shareholders’ Deficit
,
for information on the Company’s
non-cash
financing activities related to the CVR, as well as share repurchases for which payment was made subsequent to year end.
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
COVID-19
Pandemic
During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or
COVID-19,
as a pandemic. In response to the spread of
COVID-19,
certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for the year ended December 31, 2020 as compared to the same period in 2019 and its cash and cash equivalents as of December 31, 2020 increased as compared to December 31, 2019. The ultimate extent and magnitude of the impact of
COVID-19
is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of
COVID-19
generally and on the Company.
The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the year ended December 31, 2020.
3. Inventories
The following are the major classes of inventory:

	December 31,
	2020	2019
	(in millions)
Raw materials	$80.1	$48.7
Work in process	7.9	6.6
Finished goods	413.4	380.9

Total	$501.4	$436.2

4. Leases
Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2020, 2019, and 2018.
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
Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31,
	2020	2019	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$222.8	$189.5	Operating lease right-of-use assets
Finance lease right-of-use assets	0.5	1.0	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)

Total lease assets	$223.3	$190.5

LIABILITIES:
Current:
Operating lease liabilities	$35.5	$37.4	Other current liabilities
Finance lease liabilities	0.2	0.6	Current portion of long-term debt
Non-current:
Operating lease liabilities	206.7	169.9	Non-current operating lease liabilities
Finance lease liabilities	0.3	0.5	Long-term debt, net of current portion

Total lease liabilities	$242.7	$208.4

(1)	Finance lease assets are recorded net of accumulated amortization of $1.7 million and $1.3 million as of December 31, 2020 and 2019, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Operating lease cost(1)(2)	$63.8	$65.7
Finance lease cost
Amortization of right-of-use assets	0.4	0.4
Interest on lease liabilities	—	—

Net lease cost	$64.2	$66.1

(1)
Includes short-term leases and variable lease costs, which were $11.0 million and $1.2 million, respectively, for the year ended December 31, 2020 and $11.2 million and $2.2 million, respectively, for the year ended December 31, 2019. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use
assets and are recognized as incurred.

(2)
Amount includes $60.2 million and $62.3 million recorded to selling, general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2020 and 2019, respectively, and $3.6 million and $3.4 million capitalized as part of the cost of another asset, which includes inventories, for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2018, the Company recognized rental expense of $61.1 million in selling, general, and administrative expenses within the Company’s consolidated statement of income pursuant to FASB ASC Topic 840,
Leases
.

As of December 31, 2020, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2021	$44.6	$0.2
2022	47.9	0.2
2023	31.7	0.1
2024	30.4	—
2025	23.6	—
Thereafter	127.1	—

Total lease payments	305.3	0.5
Less: imputed interest	63.1	—

Present value of lease liabilities	$242.2	$0.5

(1)	Operating lease payments exclude $23.7 million of legally binding minimum lease payments for leases signed but not yet commenced.
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
The majority of the Company’s leases are for real estate and in general, the individual lease contracts do not provide information about the rate implicit in the lease. Because the Company is not able to determine the rate implicit in its leases, it instead generally uses its incremental borrowing rate to determine the present value o
f

lease liabilities. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its senior secured credit facility, swap rates, and other factors.

The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2020	2019
Weighted-average remaining lease term:
Operating leases	8.3 years	8.3 years
Finance leases	3.1 years	3.2 years
Weighted-average discount rate:
Operating leases	5.5%	5.6%
Finance leases	5.1%	5.4%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$50.3	$45.9
Operating cash flows for finance lease s	—	—
Financing cash flows for finance leases	0.5	0.4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	74.2	55.2
Finance leases	0.1	0.6
5. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2020	2019
	(in millions)
Borrowings under senior secured credit facility, carrying value	$976.5	$965.3
2.625% convertible senior notes due 2024, carrying value of liability component	460.6	437.4
7.875% senior notes due 2025, carrying value	592.9	—
7.250% senior notes due 2026, carrying value	395.9	395.3
Other	2.5	5.0

Total	2,428.4	1,803.0
Less: current portio n	22.9	24.1

Long-term portion	$2,405.5	$1,778.9

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
On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the 2017 Credit Facility. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the 2017 Credit Facility. The Company recognized a loss on extinguishment of $35.4 million as a result, which was recorded in other expense (income), net within the Company’s consolidated statement of income during the year ended December 31, 2018.
The 2018 Term Loan B was issued to the lenders at a 0.25% discount, or $1.9 million. The Company incurred approximately $11.7 million of debt issuance costs in connection with the 2018 Credit Facility. The discount and debt issuance costs are recorded on the Company’s consolidated balance sheet and are being amortized over the life of the 2018 Credit Facility using the effective-interest method.
On December 12, 2019, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 3.25% or the base rate plus a margin of 2.25% to either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The Company incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense within the Company’s consolidated statement of income during the year ended December 31, 2019.
On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within the Company’s consolidated statement of income during the year ended December 31, 2020.
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
The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2020 and 2019, the Company was in compliance with its debt covenants under the 2018 Credit Facility.
The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the amended 2018 Credit Facility, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Based on the 2020 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, the Company will not be required to make a mandatory prepayment in 2021 toward the 2018 Term Loan B.
As of December 31, 2020 and 2019, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.39% and 5.52%, respectively.
During the year ended December 31, 2020, the Company borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $20.7 million on amounts outstanding under the 2018 Credit Facility. During the year ended December 31, 2019, the Company repaid a total amount of $20.0 million on amounts outstanding under the 2018 Credit Facility. During the year ended December 31, 2018, the Company borrowed an aggregate amount of $1,000.0 million under the 2018 Credit Facility and repaid a total amount of $1,231.9 million, including $5.0 million on amounts outstanding under the 2018 Credit Facility and $1,226.9 million to repay in full amounts outstanding under the 2017 Credit Facility. As of December 31, 2020 and 2019, the U.S. dollar amount outstanding under the 2018 Credit Facility was $984.7 million and $975.0 million, respectively. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. Of the $975.0 million outstanding under the 2018 Credit Facility as of December 31, 2019, $234.4 million was outstanding under the 2018 Term Loan A and $740.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of both December 31, 2020 and 2019. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of both December 31, 2020 and 2019.
During the year ended December 31, 2020, the Company recognized $37.2 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash
interest expense relating to the debt discount and $1.8 million relating to amortization of debt issuance costs. During the year ended December 31, 2019, the Company recognized $58.9 million of interest expense relating to the 2018 Credit Facility, which included $0.2 million relating to non-cash
interest expense relating to the debt discount and $1.7 million relating to amortization of debt issuance costs. During the year ended December 31, 2018, the Company recognized $83.6 million of interest expense relating to the 2018 Credit Facility and 2017 Credit Facility, which included $2.9 million relating to non-cash
interest expense relating to the debt discount and $3.2 million relating to amortization of debt issuance costs.
The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter
market quotes for similar instruments, which are considered Level 2 inputs as described in Note 1
3
,
Fair Value Measurements
. As of December 31, 2020 and 2019, the carrying value of the 2018 Term Loan A was $250.5 million and $233.2 million, respectively, and the fair value was approximately $251.9 million and $235.7 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter
market quotes, which are considered Level 2 inputs as described in Note 13,
Fair Value Measurements
. As of December 31, 2020 and 2019, the carrying amount of the 2018 Term Loan B was $726.0 million and $732.1 million, respectively, and the fair value was approximately $734.0 million and $744.8 million, respectively.
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
In March 2018, the Company issued $550 million aggregate principal amount of new convertible senior notes due 2024, or 2024 Convertible Notes as described below, and subsequently used the proceeds, along with cash on hand, to repurchase $475.0 million of its existing 2019 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $583.5 million, which included $1.0 million of accrued interest. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of 2019 Convertible Notes and an issuance of new 2024 Convertible Notes. The Company allocated the purchase price between the fair value of the liability component and the equity component of the 2019 Convertible Notes at $459.4 million and $123.0 million, respectively. As a result, the Company recognized $446.4 million as a reduction to long-term debt representing the carrying value of the liability component and $123.0 million as a reduction to additional paid-in
capital representing the equity component of the repurchased 2019 Convertible Notes. The $13.1 million difference between the fair value and carrying value of the liability component of the repurchased 2019 Convertible Notes was recognized as a loss on extinguishment of debt as a result of the transaction and was recorded in other expense (income), net within the Company’s consolidated statement of income during the year ended December 31, 2018. The accounting impact of the 2024 Convertible Notes is described in further detail below.
On August 15, 2019, the 2019 Convertible Notes matured and the Company repaid the $675.0 million outstanding principal in cash, as well as $6.7 million of accrued interest.
During the years ended December 31, 2019 and 2018, the Company recognized $27.0 million and $48.5 million, respectively, of interest expense relating to the 2019 Convertible Notes, which included $17.0 million and $29.8 million, respectively, relating to non-cash
interest expense relating to the debt discount and $1.7 million and $2.9 million, respectively, relating to amortization of debt issuance costs.
In conjunction with the issuance of the 2019 Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. Subsequently, in conjunction with the repurchase of a portion of the 2019 Convertible Notes, during March 2018, the Company entered into agreements with the option counterparties to the Capped Call Transactions to terminate a portion of such existing transactions. See Note 8,
Shareholders’ Deficit
, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these 2019 Convertible Notes.

Convertible Senior Notes due 2024
In March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day
period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0352 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.36 per common share, as of December 31, 2020.
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
As of December 31, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $89.4 million, and the carrying amount of the liability component was $460.6 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $112.6 million, and the carrying amount of the liability component was $437.4 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $541.8 million and $508.6 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019, and 2018, the Company recognized $37.7 million, $35.8 million, and $26.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $21.8 million, $20.0 million, and $14.5 million, respectively, relating to non-cash
interest expense relating to the debt discount and $1.5 million, $1.4 million, and $1.0 million, respectively, relating to amortization of debt issuance costs.
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
As of December 31, 2020, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $7.1 million, and the carrying amount was $592.9 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2025 Notes was approximately $656.3 million as of December 31, 2020 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 1
3
,
Fair Value Measurements
.

During the year ended December 31, 2020, the Company recognized $28.5 million of interest expense relating to the 2025 Notes, which included $0.7 million relating to amortization of debt issuance costs.
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
As of December 31, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.1 million, and the carrying amount was $395.9 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2019, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.7 million, and the carrying amount was $395.3 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2026 Notes was approximately $425.0 million and $424.1 million as of December 31, 2020 and 2019, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13,
Fair Value Measurements
.
During the years ended December 31, 2020, 2019, and 2018, the Company recognized $29.6 million, $29.5 million, and $11.1 million, respectively, of interest expense relating to the 2026 Notes, which included $0.6 million, $0.5 million, and $0.2 million, respectively, relating to amortization of debt issuance costs.

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
Total Debt
The Company’s total interest expense was $133.0 million, $153.0 million, and $181.0 million, for the years ended December 31, 2020, 2019, and 2018, respectively, which was recognized within its consolidated statements of income.
As of December 31, 2020, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2021	$22.9
2022	27.5
2023	27.5
2024	584.0
2025	1,475.3
Thereafter	400.0

Total	$2,537.2

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2020, the Company had $41.9 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 7,
Contingencies
.
6. Employee Compensation Plans
In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $6.6 million, $5.2 million, and $5.7 million during the years ended December 31, 2020, 2019, and 2018, respectively.
The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $8.8 million, $7.6 million, and $6.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The matching contribution was 3.5% of a participant’s annual base salary in excess of the Qualified Plan annual compensation limit and the amount by which deferrals reduce 401(k)-eligible pay below the IRS limit.
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
The total for the two non-qualified deferred compensation plans, excluding participant contributions, was an expense of $9.5 million and $9.4 million for the years ended December 31, 2020 and 2019, respectively, and a benefit of $2.7 million for the year ended December 31, 2018. The total long-term deferred compensation liability under the two deferred compensation plans was $72.3 million and $62.4 million as of December 31, 2020 and 2019, respectively, and is included in other non-current liabilities within the Company’s consolidated balance sheets.
The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $43.8 million and $38.9 million as of December 31, 2020 and 2019, respectively, and is included in other assets within the Company’s consolidated balance sheets.
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
Tax Matters
The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020, the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company will pay the assessed amount in due course. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s consolidated statement of income during the year ended December 31, 2019 and has a corresponding accrued liability within its consolidated balance sheet as of December 31, 2020. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of December 31, 2020.
The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2020, the Company had $24.2 million of Mexico VAT-related assets, of which $18.3 million was recognized in other assets and $5.9 million was recognized in prepaid expenses and other current assets within its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not
believe a loss is probable.
The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $10.6 million, translated at the December 31, 2020 spot rate. The Company is currently litigating these assessments at the tax administrative level. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.
The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $31.0 million, translated at the December 31, 2020 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.5 million, translated at the December 31, 2020 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.8 million, translated at the December 31, 2020 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $9.7 million, translated at the December 31, 2020 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.6 million, translated at the December 31, 2020 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has also received inquiries from the Brazilian tax authorities relating to various tax matters. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.
The Company

has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $
15.4
 million, translated at the December
31
,
2020
spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Company is under an Indian income tax and transfer pricing audit for the fiscal year ended March
31
,
2017
. While the income tax audit is continuing, the Company has received a transfer pricing assessment of approximately $
13.5
 million, translated at the December
31
,
2020
spot rate. This assessment is subject to interest and penalties adjustments. The Company believes that it has meritorious defenses and has appropriately not accrued any amounts relating to this matter.
The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $32.6 million, translated at the December 31, 2020 spot rate. The Company has paid the assessment and has recognized these payments in other assets within its consolidated balance sheet as of December 31, 2020. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court verbally announced a verdict in favor of the Company. The Company is awaiting the formal written verdict from the court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $10.7 million, translated at the December 31, 2020 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its consolidated balance sheet as of December 31, 2020. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $16.5 million, translated at the December 31, 2020 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its consolidated balance sheet as of December 31, 2020. In December 2020, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.
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
As previously disclosed, the SEC and the Department of Justice, or DOJ, conducted investigations into the Company’s compliance with the Foreign Corrupt Practices Act, or FCPA, in China. Also, as previously disclosed, the Company conducted its own review and implemented remedial and improvement measures based upon this review, including replacement of certain employees and enhancements of Company policies and procedures in China. The Company cooperated with the SEC and the DOJ and has now reached separate resolutions with each of them. On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that the Company violated the books and records and internal controls provisions of

the FCPA. In addition, on

August 28, 2020, the Company and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company is required to undertake compliance self-reporting obligations for the three
-year
terms

of the agreements with the SEC and the DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. In addition, the

Company paid the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately
$123
million in September 2020, where $83 million and $40 million were recognized in selling,

general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2020 and 2019, respectively, related to this matter. Any failure to comply with these agreements, or any resulting further government action, could result in a material and adverse impact to the Company’s business, financial condition, and operating results.
As previously disclosed, the SEC had also requested from the Company documents and other information relating to the Company’s disclosures regarding its marketing plan in China. On September 27, 2019, the Company and the SEC entered into a settlement resolving this matter. Pursuant to the administrative order settling this matter, under which the Company neither admitted nor denied the SEC’s allegations (except as to the SEC’s jurisdiction), the Company agreed to cease and desist from committing or causing any violations and any future violations of Sections 17(a)(2) and 17(a)(3) of the Securities Act and Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder, and pay a $20 million civil penalty. The $20 million settlement amount, which had previously been recorded as an accrued liability within the Company’s consolidated balance sheet as of June 30, 2019, was paid in October 2019.
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
8. Shareholders’ Deficit
The Company had 120.1 million, 137.4 million, and 142.8 million common shares outstanding as of December 31, 2020, 2019, and 2018, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2020. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.
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

On

November 4, 2020, the Company’s Board of Directors declared a pro rata distribution of stock purchase warrants to the Company’s shareholders of one warrant for every four common shares held. Each warrant would have entitled the holder to purchase an Herbalife Nutrition common share at an exercise price of
 $67.50
per share where the Company would have had the option to net share settle these warrants if they were exercised in the future. On November 10, 2020, the Company’s Board of Directors announced that, after considering additional feedback from its shareholders, the Company will no longer move forward with its intended distribution of warrants.
Share Repurchases
On October 30, 2018, the Company’s board of directors authorized a new five-year $1.5 billion share repurchase program that will expire on October 30, 2023, which replaced the Company’s prior share repurchase authorization that was set to expire on February 21, 2020 and had approximately $113.3 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2020, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $607.9 million.
In conjunction with the issuance of the 2019 Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into Forward Transactions with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 19.9 million common shares, at an average cost of $34.51 per share, for settlement on or around the August 15, 2019 maturity date for the 2019 Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the 2019 Convertible Notes, including swaps, relating to the common shares by which holders of the 2019 Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the 2019 Convertible Notes concurrently with, or shortly after, the pricing of the 2019 Convertible Notes. The approximate 19.9 million common shares effectively repurchased through the Forward Transactions were treated as retired shares for basic and diluted EPS purposes. During the years ended December 31, 2019 and 2018, the Forward Counterparties delivered approximately 6.0 million and 13.9 million shares, respectively, to the Company, which were subsequently retired by the Company. As of December 31, 20
19
, the Forward Counterparties had delivered all of the approximate 19.9 million common shares effectively repurchased through the Forward Transactions and no shares remained legally outstanding.
As a result of the Forward Transactions, the Company’s total shareholders’ equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between retained earnings and additional paid-in capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in capital within its consolidated balance sheet. These non-cash issuance costs were amortized to interest expense over the contractual term of the Forward Transactions. During the years ended December 31, 2019 and 2018, the Company recognized $1.2 million and $9.2 million, respectively, of non-cash interest expense relating to amortization of these non-cash issuance costs within its consolidated statements of income.
In August 2020, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 15.4 million of its common shares at an aggregate cost of approximately $750.0 million, or $48.75 per share. In addition, during the year ended December 31, 2020, the Company repurchased approximately 3.0 million of its common shares through open-market purchases at an

aggregate cost of

approximately $
142.1
 million, or an average cost of $
47.40
per share, and subsequently retired these shares. During the year ended December
31
,
2019
, the Company did not repurchase any of its common shares through open-market purchases. In May
2018
, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately
11.4
 million of its common shares at an aggregate cost of approximately $
600.0
 million, or $
52.50
per share. In addition, during the year ended December
31
,
2018
, an indirect wholly-owned subsidiary of the Company purchased
8,400
of

Herbalife Nutrition Ltd.’s common shares through open-market purchases at an aggregate cost of approximately $
0.3
 million, or an average cost of $
33.90
per share.
As of both

December
31
,
2020
and
2019
, the Company held approximately
10.0
 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s total shareholders’ deficit and are reflected at cost within the Company’s accompanying consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.
In connection with the Company’s October 2017 modified Dutch auction tender offer, the Company incurred $1.6 million in transaction costs and also provided a non-transferable contractual CVR for each share tendered, allowing participants in the tender offer to receive a contingent cash payment in the event Herbalife was acquired in a going-private transaction (as defined in the CVR Agreement) within two years of the commencement of the tender offer. The initial fair value of the CVR was $7.3 million, which was recorded as a liability in the fourth quarter of 2017 with a corresponding decrease to shareholders’ equity. In determining the initial fair value of the CVR, the Company used a lattice model, which included inputs such as the underlying stock price, strike price, time to expiration, and dividend yield. Subsequent changes in the fair value of the CVR liability, using a similar valuation approach as the initial fair value determination, were recognized within the Company’s consolidated balance sheets with corresponding gains or losses being recognized in other expense (income), net within the Company’s consolidated statements of income during each reporting period until the CVR expired in August 2019 or was terminated due to a going-private transaction, which was also incorporated in the valuation of the CVR; this going-private probability input was considered to be a Level 3 input in the fair value hierarchy and any increase or decrease in this input could have significantly impacted the fair value of the CVR as of the reporting date. The CVR expired without value on August 21, 2019, the two-year anniversary of August 21, 2017, the date the Company commenced the related modified Dutch auction tender offer.
During the year ended December 31, 2019, the Company recognized a $15.7 million gain in other expense (income), net within its consolidated statement of income due to the change in the fair value of the CVR, which was driven by its expiration during August 2019. During the year ended December 31, 2018, the Company recognized an $8.8 million loss in other expense (income), net within its consolidated statement of income due to the change in the fair value of the CVR, which was primarily driven by an increase in the market price of the Company’s common shares, partially offset by a decrease in the probability of a going-private transaction as a result of the shortening term of the CVR before it expired pursuant to its terms.
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

shares

that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December
31
,
2020
,
2019
, and
2018
, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.
The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s consolidated balance sheets.
For the years

ended December
31
,
2020
,
2019
, and
2018
, the Company’s share repurchases, inclusive of transaction costs, were $
893.9
 million,
zero
, and $
600.7
 million, respectively, under the Company’s share repurchase programs, which include open-market purchases and the tender offers described above, and $
29.6
 million, $
16.7
 million, and $
145.4
 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December
31
,
2020
,
2019
, and
2018
, the Company’s total share repurchases, including shares withheld for tax purposes, were $
923.5
 million, $
16.7
 million, and $
746.1
 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets. The Company recorded $
750.3
 million of total share repurchases within financing activities on its consolidated statement of cash flows for the year ended December
31
,
2018
, which includes $
4.2
 million of share repurchases that were reflected as an increase to shareholders’ deficit within the Company’s consolidated balance sheet as of December
31
,
2017
but were subsequently paid during the year ended December
31
,
2018
.
Capped Call Transaction
s
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
.

Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2020, 2019, and 2018:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)

Balance as of December 31, 2017	$(170.6)	$5.2	$(165.4)
Other comprehensive loss before reclassifications, net of tax	(41.0)	(3.6)	(44.6)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.2	0.2

Total other comprehensive loss, net of reclassifications	(41.0)	(3.4)	(44.4)

Balance as of December 31, 2018	(211.6)	1.8	(209.8)
Other comprehensive loss before reclassifications, net of tax	—	(1.9)	(1.9)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.8)	(0.8)

Total other comprehensive loss, net of reclassifications	—	(2.7)	(2.7)

Balance as of December 31, 2019	(211.6)	(0.9)	(212.5)
Other comprehensive income before reclassifications, net of tax	33.2	1.7	34.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(4.6)	(4.6)

Total other comprehensive income (loss), net of reclassifications	33.2	(2.9)	30.3

Balance as of December 31, 2020	$(178.4)	$(3.8)	$(182.2)

(1)
See Note 2,
Basis of Presentation
, and Note 11,
Derivative Instruments and Hedging Activities
, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2020, 2019, and 2018.

Other comprehensive
loss
 before reclassifications was net of tax benefit of $2.0 million and $0.6 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the year ended December 31, 2020. Amounts reclassified from accumulated other comprehensive loss to income was net of tax expense of $0.2 million for unrealized gain (loss) on derivatives for the year ended December 31, 2020.
Other comprehensive
loss
 before reclassifications was net of tax expense of $0.1 million for foreign currency translation adjustments for the year ended December 31, 2019.

Other comprehensive loss before reclassifications was net of tax benefit of $2.7 million for foreign currency translation adjustments for the year ended December 31, 2018.
9. Share-Based Compensation
The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan. Additionally, the Company has the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan, the purpose of which is to facilitate equity ownership in the Company by its directors through equity awards under the 2005 Stock Incentive Plan, and for grants made on and after April 30, 2014, under the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 17.4 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. As of December 31, 2020, an aggregate of approximately 2.3 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.
The Company’s share-based compensation plans generally provide for grants of stock options, SARs, and stock unit awards, which are collectively referred to herein as awards. Certain SARs generally vest annually over a three-year period. The contractual term of stock options and SARs is generally ten years. Certain stock unit awards under the 2014 Stock Incentive Plan vest annually over a three-year period. Certain stock unit awards subject to service and performance conditions vest after the passage of a performance period as determined by the compensation committee of the Company’s board of directors. Stock unit awards granted to directors generally vest over a one-year period.
Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2020 included SARs and stock unit awards.
The SARs with performance conditions generally vest

20
% in the first succeeding year,
20
% in the second succeeding year, and
60
% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method. The Company did not grant any SARs with performance conditions during the years ended December 31, 2020, 2019 and 2018.
The fair value of SARs with service conditions was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method. The Company did not grant any SARs with service conditions during the years ended December 31, 2020, 2019, and 2018.
During the years ended December 31, 2020, 2019, and 2018, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2022, December 31, 2021, and December 31,

2020, respectively, subject to their continued employment through that date and the achievement of certain performance conditions. Generally, performance conditions include targets for local currency net sales, Volume Points, adjusted earnings before interest and taxes, and/or adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.
During the years ended December 31, 2020, 2019, and 2018, the Company granted stock unit awards with service conditions to directors and certain employees, which generally vest annually over a one-year and three-year period, respectively.
Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $38.3 million, $31.8 million, and $26.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. Share-based compensation expense relating to market condition awards amounted to zero, zero, and less than $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Share-based compensation expense relating to performance condition awards amounted to $12.7 million, $6.8 million, and $9.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. The related income tax benefits recognized in earnings for all awards amounted to $9.6 million, $8.3 million, and $8.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Excess tax benefits on share-based compensation arrangements totaled $3.1 million, $5.8 million, and $53.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
As of December 31, 2020, the total unrecognized compensation cost related to non-vested service condition stock awards was $55.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of December 31, 2020, the total unrecognized compensation cost related to non-vested performance condition awards was $18.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.
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
There were no SARs granted during the years ended December 31, 2020, 2019, and 2018.

The following table summarizes the activities for all SARs under the Company’s share-based compensation plans for the year ended December 31, 2020:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2019(2)(3)	7,001	$27.85	5.4 years	$138.7
Grante d	—	$—
Exercised(4)	(3,257)	$28.56
Forfeited	(7)	$29.03

Outstanding as of December 31, 2020(2)(3)	3,737	$27.23	4.6 years	$77.8

Exercisable as of December 31, 2020(2)(5)	3,737	$27.23	4.6 years	$77.8

Vested and expected to vest as of December 31, 2020	3,737	$27.23	4.6 years	$77.8

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes less than 0.1 million market condition SARS as of both December 31, 2020 and 2019.
(3)	Includes 1.1 million and 2.9 million performance condition SARs as of December 31, 2020 and 2019, respectively.
(4)	Includes 1.8 million performance condition SARs.
(5)	Includes less than 0.1 million market condition and 1.1 million performance condition SARs.
The total intrinsic value of service condition SARs exercised during the years ended December 31, 2020, 2019, and 2018 was $28.0 million, $33.7 million, and $211.0 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2020, 2019, and 2018 was $28.8 million, $0.1 million, and $95.0 million, respectively. The total intrinsic value of market condition SARs exercised during the years ended December 31, 2020, 2019, and 2018 was zero, zero, and $7.8 million.
The following table summarizes the activities for all stock units under the Company’s share-based compensation plans for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)

Outstanding and nonvested as of December 31, 2019(1)	1,833	$49.49
Granted(2)	1,995	$39.67
Vested (3)	(566)	$46.53
Forfeited (4)	(194)	$43.79

Outstanding and nonvested as of December 31, 2020(1)	3,068	$44.01

Expected to vest as of December 31, 2020(5)	2,846	$43.66

(1)	Includes 712,596 and 475,430 performance based stock unit awards as of December 31, 2020 and 2019, respectively, which represents the maximum amount that can vest.
(2)	Includes 504,908 performance-based stock unit awards.
(3)	Includes 228,996 performance-based stock unit awards.

(4)	Includes 38,746 performance-based stock unit awards.
(5)	Includes 561,280 performance-based stock unit awards.
The total vesting date fair value of stock units which vested during the years ended December 31, 2020, 2019, and 2018 was $23.0 million, $13.0 million, and $2.2 million, respectively.
Employee Stock Purchase Plan
During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2020, approximately 3.1 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.
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
As of December 31, 2020, the Company sold products in 95
markets
throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Net sales:
Primary Reporting Segment	$4,732.2	$4,125.1	$3,884.2
China	809.6	752.0	1,007.6

Total net sales	$5,541.8	$4,877.1	$4,891.8

Contribution margin(1):
Primary Reporting Segment	$1,983.6	$1,793.6	$1,693.5
China(2)	717.5	677.3	915.0

Total contribution margin	$2,701.1	$2,470.9	$2,608.5

Selling, general, and administrative expenses(2)	2,075.0	1,940.3	1,955.2
Other operating income	(14.5)	(37.5)	(29.8)
Interest expense	133.0	153.0	181.0
Interest income	8.8	20.6	19.4
Other expense (income), net	—	(15.7)	57.3

Income before income taxes	516.4	451.4	464.2
Income taxes	143.8	140.4	167.6

Net income	$372.6	$311.0	$296.6

Net sales by product line:
Weight Management	$3,312.8	$3,012.5	$3,105.8
Targeted Nutrition	1,527.4	1,278.5	1,243.5
Energy, Sports, and Fitness	437.4	352.0	308.4
Outer Nutrition	111.3	97.3	91.9
Literature, Promotional, and Other(3)	152.9	136.8	142.2

Total net sales	$5,541.8	$4,877.1	$4,891.8

Net sales by geographic area:
United States	$1,334.5	$1,002.6	$925.9
China	809.6	752.0	1,007.6
Mexico	436.9	473.6	467.9
Others	2,960.8	2,648.9	2,490.4

Total net sales	$5,541.8	$4,877.1	$4,891.8

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)
Service fees to China independent service providers totaling $454.0 million, $418.9 million, and $523.2 million for the years ended December 31, 2020, 2019, and 2018, respectively, are included in selling, general, and administrative expenses.

(3)	Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.
As of December 31, 2020 and 2019, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $97.2 million and $88.4 million, respectively, and goodwill allocated to the China segment was $3.3 million and $3.1 million, respectively.

The following table sets forth property, plant, and equipment and deferred tax assets by geographic area:

	December 31,
	2020	2019	2018
	(in millions)
Property, plant, and equipment, net:
United States	$303.2	$292.4	$285.2
Foreign	87.0	79.1	74.8

Total property, plant, and equipment, net	$390.2	$371.5	$360.0

Deferred tax assets:
United States	$123.8	$114.5	$90.7
Foreign	76.6	68.3	74.9

Total deferred tax assets	$200.4	$182.8	$165.6

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
During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between

February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815,
Derivatives and Hedging
, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of December 31, 2020, the Company recorded liabilities at fair value of $1.0 million relating to these interest rate swap agreements.
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
The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings
.
As of December 31, 2020 and 2019, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $56.4 million and $66.4 million, respectively. As of December 31, 2020, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2020, the Company recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2019, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2020 and 2019.
As of both December 31, 2020 and 2019, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.
The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2020 and 2019:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2020
Buy British pound sell Euro	0.92	$3.4	$0.1
Buy British pound sell U.S. dollar	1.34	1.5	—
Buy Chinese yuan sell Euro	8.14	52.1	(0.1)
Buy Chinese yuan sell U.S. dollar	7.13	99.3	8.5
Buy Colombian peso sell U.S. dollar	3,422.09	1.1	—
Buy Danish krone sell U.S. dollar	6.10	1.0	—
Buy Euro sell Australian dollar	1.61	1.4	—
Buy Euro sell British pound	0.91	2.6	—
Buy Euro sell Canadian dollar	1.56	1.1	—
Buy Euro sell Chilean peso	896.37	2.6	(0.1)
Buy Euro sell Hong Kong dollar	9.49	4.4	—
Buy Euro sell Indian rupee	90.29	4.9	(0.1)
Buy Euro sell Indonesian rupiah	17,189.96	4.1	—
Buy Euro sell Israeli shekel	3.98	0.9	—
Buy Euro sell Kazakhstani tenge	520.25	3.1	—
Buy Euro sell Malaysian ringgit	4.98	1.2	—
Buy Euro sell Mexican peso	26.22	55.7	(3.4)
Buy Euro sell Peruvian nuevo sol	4.41	1.6	—
Buy Euro sell Philippine peso	59.13	1.2	—
Buy Euro sell Russian ruble	92.13	7.7	(0.1)
Buy Euro sell South African rand	18.00	5.4	—
Buy Euro sell Taiwan dollar	34.30	1.2	—
Buy Euro sell Turkish lira	9.32	2.9	(0.1)

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
Buy Euro sell Vietnamese dong	27,872.81	17.5	0.2
Buy Indonesian rupiah sell U.S. dollar	14,115.17	7.1	0.1
Buy Kazakhstani tenge sell Euro	517.65	2.4	—
Buy Korean won sell U.S. dollar	1,114.85	10.0	0.2
Buy Mexican peso sell U.S. dollar	19.97	35.1	—
Buy Norwegian krone sell U.S. dollar	8.66	2.2	—
Buy Russian ruble sell Euro	90.11	1.2	—
Buy Swedish krona sell U.S. dollar	8.25	2.7	—
Buy Taiwan dollar sell U.S. dollar	27.67	15.2	—
Buy U.S. dollar sell Australian dollar	0.76	2.0	—
Buy U.S. dollar sell Chinese yuan	6.75	47.1	(1.3)
Buy U.S. dollar sell Colombian peso	3,525.72	4.2	(0.1)
Buy U.S. dollar sell Euro	1.20	24.9	(0.4)
Buy U.S. dollar sell Korean won	1,107.10	16.3	(0.3)
Buy U.S. dollar sell Mexican peso	21.94	11.3	(0.6)
Buy U.S. dollar sell Philippine peso	48.51	8.2	(0.1)
Buy U.S. dollar sell Thai baht	31.08	3.2	(0.1)

Total forward contracts		$471.0	$2.3

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2019
Buy British pound sell Euro	0.86	$3.3	$—
Buy British pound sell U.S. dollar	1.30	2.7	0.1
Buy Chinese yuan sell Euro	7.99	58.4	0.4
Buy Chinese yuan sell U.S. dollar	7.16	73.8	1.9
Buy Colombian peso sell U.S. dollar	3,323.67	1.7	—
Buy Euro sell Australian dollar	1.62	1.1	—
Buy Euro sell British pound	0.86	4.9	(0.1)
Buy Euro sell Hong Kong dollar	8.70	4.1	—
Buy Euro sell Indonesian rupiah	15,632.92	13.0	(0.1)
Buy Euro sell Korean won	1,297.40	1.7	—
Buy Euro sell Malaysian ringgit	4.62	2.9	—
Buy Euro sell Mexican peso	22.41	63.3	(1.8)
Buy Euro sell Peruvian nuevo sol	3.73	1.1	—
Buy Euro sell Philippine peso	56.66	12.0	0.1
Buy Euro sell Russian ruble	70.47	1.7	—
Buy Euro sell South African rand	15.95	2.7	—
Buy Euro sell Taiwan dollar	33.66	3.8	—
Buy Euro sell Thai baht	33.66	2.8	—
Buy Euro sell U.S. dollar	1.12	61.5	0.4
Buy Euro sell Vietnamese dong	26,052.72	31.7	(0.1)
Buy Indonesian rupiah sell U.S. dollar	14,080.00	7.2	0.1
Buy Norwegian krone sell U.S. dollar	8.96	1.1	—
Buy Swedish krona sell U.S. dollar	9.36	0.6	—
Buy Taiwan dollar sell U.S. dollar	29.89	4.1	—
Buy U.S. dollar sell Colombian peso	3,304.37	1.9	—
Buy U.S. dollar sell Euro	1.12	134.9	(0.4)
Buy U.S. dollar sell Mexican peso	22.54	3.7	(0.3)

Total forward contracts		$501.7	$0.2

The following tables summarize the derivative activity during the years ended December 31, 2020, 2019, and 2018 relating to all the Company’s derivatives.
Gains and Losses on Derivative Instrument
s
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2020, 2019, and 2018:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) Year Ended December 31,
	2020	2019	2018
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.3	$(1.9)	$(3.6)
Interest rate swaps	(1.6)	—	—
As of December 31, 2020, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $3.9 million.
The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,150.6	$2,075.0	$133.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	5.1	—	—
Amount of loss excluded from assessment of effectiveness recognized in income(1)	(3.3)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.5)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2019
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$958.0	$1,940.3	$153.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.2)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income(1)	(3.3)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	1.0	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2018
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$919.3	$1,955.2	$181.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	3.6	—	—
Amount of loss excluded from assessment of effectiveness recognized in income(1)	—	(2.9)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(3.8)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.8	—

Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
Year Ended December 31,
2018
	Cost of sales	Selling, general, and administrative expenses	Interest expense
(in millions)

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in incom e	—	—	—

(1)
As a result of adopting ASU 2017-12 during the first quarter of 2019, for the years ended December 31, 2020 and 2019, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in cost of sales within its consolidated statements of income. Prior to the adoption of ASU 2017-12, for the year ended December 31, 2018, the Company recognized gains (losses) excluded from the assessment of effectiveness on foreign exchange currency contracts relating to inventory hedges in selling, general, and administrative expenses within its consolidated statement of income.

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2020, 2019, and 2018:

	Amount of Gain (Loss) Recognized in Income
	Year Ended December 31,
	2020	2019	2018	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.5	$1.0	$(4.0)	Selling, general, and administrative expenses
The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13,
Fair Value Measurements
, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2020 and 2019.
12. Income Taxes
The components of income before income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Domestic	$152.5	$48.6	$(2.0)
Foreign	363.9	402.8	466.2

Total	$516.4	$451.4	$464.2

Income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Current
Foreign	$122.0	$100.6	$150.7
Federal	13.7	22.1	24.9
State	6.1	2.3	0.1

	141.8	125.0	175.7

Deferred:
Foreign	(2.7)	12.8	(13.7)
Federal	3.9	1.3	8.0
State	0.8	1.3	(2.4)

	2.0	15.4	(8.1)

	$143.8	$140.4	$167.6

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$92.6	$80.2
Tax loss and credit carryforwards of certain foreign subsidiaries	128.3	103.6
Tax loss and domestic tax credit carryforwards	208.7	215.2
Deferred compensation plan	39.6	40.9
Deferred interest expense	67.4	35.5
Accrued vacation	5.9	5.5
Inventory reserve	5.5	4.7
Operating lease liabilities	36.6	21.5
Other	6.6	6.0

Gross deferred income tax assets	591.2	513.1
Less: valuation allowance	(390.8)	(330.3)

Total deferred income tax assets	$200.4	$182.8

Deferred income tax liabilities:
Intangible assets	$71.2	$71.1
Depreciation/amortization	2.7	3.7
Unremitted foreign earnings	14.9	22.7
Operating lease assets	32.9	18.0
Other	22.0	9.4

Total deferred income tax liabilities	143.7	124.9

Total net deferred tax assets	$56.7	$57.9

Tax loss and credit carryforwards of certain foreign subsidiaries for 2020 and 2019 were $128.3 million and $103.6 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of

$102.7 million will expire between 2021 and 2037 and $25.6 million can be carried forward indefinitely. U.S.

foreign tax credit carryforwards for 2020 and 2019 were $202.1 million and $208.9 million, respectively, which are included in Tax loss and domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2023 and 2030. Domestic research and development tax credit carryforwards for 2020 and 2019 were $9.0 million and $8.4 million, respectively
. If unused, domestic research and development tax credit carryforwards begin expiring in 2036. The deferred interest expense can be carried forward indefinitely. State tax loss carryforwards for 2020 were fully utilized and for
 2019 were $0.9 million.
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
The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2020 and 2019, the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $390.8 million and $330.3 million, respectively. The change in the Company’s valuation allowance during 2020 of $60.5 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2019 of $11.2 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2018 of $52.5 million was primarily related to the valuation allowance established for U.S. foreign tax credits described above.
As of December 31, 2020, the Company’s U.S. consolidated group had approximately $147.7 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. As of December 31, 2020, Herbalife Nutrition Ltd. had approximately $2.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of the Company’s decision to invest in the China Growth and

Impact Investment Program, approximately $
113.9
 million of unremitted earnings were permanently reinvested as of December
31
,
2020
. Since Herbalife Nutrition Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2020 and 2019 was a deferred tax liability of $22.3 million and $28.2 million, respectively.
The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Nutrition Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 21% tax rate is applied for the years ended December 31, 2020, 2019, and 2018 as follows:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Tax expense at United States statutory rate	$108.4	$94.8	$97.4
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(11.2)	40.9	62.0
U.S. tax (benefit) on foreign income, net of foreign tax credits	(20.5)	(10.1)	(0.8)
Increase in valuation allowances	60.6	11.4	52.7
State taxes, net of federal benefit	5.2	3.1	(1.5)
Unrecognized tax benefits	3.9	(6.9)	6.9
Unremitted earnings	(8.3)	10.0	(9.2)
Excess tax benefits on equity awards	(3.1)	(5.8)	(53.1)
Other	8.8	3.0	13.2

Total	$143.8	$140.4	$167.6

As of December 31, 2020, the total amount of unrecognized tax benefits, including related interest and penalties was $65.9 million. If the total amount of unrecognized tax benefits was recognized, $46.9 million of unrecognized tax benefits, $11.4 million of interest, and $1.8 million of penalties would impact the effective tax rate. As of December 31, 2019, the total amount of unrecognized tax benefits, including related interest and penalties was $59.9 million. If the total amount of unrecognized tax benefits was recognized, $40.3 million of unrecognized tax benefits, $9.1 million of interest, and $1.9 million of penalties would impact the effective tax rate.
The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2020, the Company recorded an increase in interest expense related to uncertain tax positions of $2.4 million and a decrease in penalty expense related to uncertain tax positions of $0.1 million
.

During the year ended December 31, 2019, the Company recorded a decrease in interest expense related to uncertain tax positions of $0.7 million and an increase in penalty expense related to uncertain tax positions of
$0.2
million
. During the year ended December 31, 2018, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.0 million and $0.4 million, respectively. As of December 31, 2020, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $11.4 million and $1.8 millio
n,

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

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in millions)
Beginning balance of unrecognized tax benefits	$48.9	$53.5	$50.6
Additions for current year tax positions	9.7	8.4	12.8
Additions for prior year tax positions	1.3	6.1	0.7
Reductions for prior year tax positions	(0.6)	(15.4)	(2.1)
Reductions for audit settlements	(4.7)	(0.1)	(0.5)
Reductions for the expiration of statutes of limitations	(2.1)	(3.6)	(4.8)
Changes due to foreign currency translation adjustments	0.2	—	(3.2)

Ending balance of unrecognized tax benefits (excluding interest and penalties)	52.7	48.9	53.5
Interest and penalties associated with unrecognized tax benefits	13.2	11.0	11.7

Ending balance of unrecognized tax benefits (including interest and penalties)	$65.9	$59.9	$65.2

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2020, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2015.
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
13. Fair Value Measurements
The Company applies the provisions of FASB ASC Topic 820,
Fair Value Measurements and Disclosures
, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC

820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date.
The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2020 and 2019:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2020	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2019	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$0.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	9.4	3.1	Prepaid expenses and other current assets

	$9.4	$3.2

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.9	$1.9	Other current liabilities
Interest rate swaps	1.0	—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.2	1.1	Other current liabilities

	$8.1	$3.0

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6,
Employee Compensation Plans
, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2020 and 2019:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2020
Foreign exchange currency contracts	$9.4	$(1.8)	$7.6

Total	$9.4	$(1.8)	$7.6

December 31, 2019
Foreign exchange currency contracts	$3.2	$(1.4)	$1.8

Total	$3.2	$(1.4)	$1.8

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2020
Foreign exchange currency contracts	$7.1	$(1.8)	$5.3
Interest rate swaps	1.0	—	1.0

Total	$8.1	$(1.8)	$6.3

December 31, 2019
Foreign exchange currency contracts	$3.0	$(1.4)	$1.6

Total	$3.0	$(1.4)	$1.6

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2020 and 2019, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.
14. Detail of Certain Balance Sheet Accounts
Other Assets
The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $43.8 million and $38.9 million and deferred tax assets of $96.0 million and $79.3 million as of December 31, 2020 and 2019, respectively.

Other Current Liabilities
Other current liabilities consisted of the following:

	December 31,
	2020	2019
	(in millions)
Accrued compensation	$163.8	$121.6
Accrued service fees to China independent service providers	63.3	62.2
Accrued advertising, events, and promotion expenses	67.6	48.5
Current operating lease liabilities	35.5	37.4
Advance sales deposits	68.5	64.3
Income taxes payable	23.0	17.0
Other accrued liabilities	235.8	213.6

Total	$657.5	$564.6

Other Non-Current Liabilities
The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $72.3 million and $62.4 million and deferred income tax liabilities of $39.3 million and $21.4 million as of December 31, 2020 and 2019, respectively. See Note 6,
Employee Compensation Plans
, for a further description of the Company’s deferred compensation plan assets and liabilities.
15. Subsequent Events
On January 3, 2021, the Company entered into a stock purchase agreement with Mr. Carl C. Icahn and certain of his affiliates (collectively, the “Icahn Parties”) pursuant to which the Company agreed to purchase from certain of the Icahn Parties an aggregate of 12,486,993 common shares of the Company at a price per share of $48.05, the closing price of a share on the New York Stock Exchange on December 31, 2020, the last trading day prior to the execution of the purchase agreement, or an aggregate purchase price of approximately $600 million. The Company funded the transaction from cash on hand and approximately $150 million in borrowings under its revolving credit facility. The transaction closed on January 7, 2021.
On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.
On February 10, 2021, the
Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The maturity date remains unchanged and the outstanding borrowings under the 2018 Term Loan B still remain due in accordance with the provisions of the 2018 Credit Facility as described further in Note 5,
Long Term Debt.

16. Quarterly Information (Unaudited)

	2020	2019
	(in millions, except per share amounts)
First Quarter Ended March 31
Net sales	$1,262.4	$1,172.2
Gross profit	1,016.7	930.6
Net income	45.6	96.3
Earnings per share:
Basic	$0.33	$0.70
Diluted	$0.32	$0.66
Second Quarter Ended June 30
Net sales	$1,346.9	$1,240.1
Gross profit	1,074.1	996.9
Net income	115.1	76.5
Earnings per share:
Basic	$0.84	$0.56
Diluted	$0.82	$0.54

Third Quarter Ended September 30
Net sales	$1,521.8	$1,244.5
Gross profit	1,199.1	1,001.1
Net income	138.1	81.5
Earnings per share:
Basic	$1.07	$0.59
Diluted	$1.04	$0.58
Fourth Quarter Ended December 31(1)
Net sales	$1,410.7	$1,220.3
Gross profit	1,101.3	990.5
Net income	73.8	56.7
Earnings per share:
Basic	$0.61	$0.41
Diluted	$0.59	$0.40

(1)
The fourth quarter of 2019 includes a net favorable adjustment to our unrecognized tax benefit liability of $11.4 million primarily attributable to transfer pricing matters in various foreign jurisdictions, and a legal accrual of $40 million relating to the SEC and DOJ investigations relating to the FCPA matter in China as described further in Note 7,
Contingencies
.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita
Chief Financial Officer
Dated: February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DR. JOHN O. AGWUNOBI	Chairman of the Board and Chief	February 17, 2021
Dr. John O. Agwunobi	Executive Officer
(Principal Executive Officer and Director)

/s/ ALEXANDER AMEZQUITA	Chief Financial Officer	February 17, 2021
Alexander Amezquita	(Principal Financial Officer)

/s/ JEHANGIR IRANI	Senior Vice President, Principal	February 17, 2021
Jehangir “Bobby” Irani	Accounting Officer
(Principal Accounting Officer)

/s/ RICHARD H. CARMONA	Director	February 17, 2021
Richard H. Carmona

/s/ ALAN LEFEVRE	Director	February 17, 2021
Alan LeFevre

/s/ JUAN MIGUEL MENDOZA	Director	February 17, 2021
Juan Miguel Mendoza

/s/ MICHAEL MONTELONGO	Director	February 17, 2021
Michael Montelongo

/s/ MARIA OTERO	Director	February 17, 2021
Maria Otero

/s/ MARGARITA PALÁU-HERNÁNDEZ	Director	February 17, 2021
Margarita Paláu-Hernández

/s/ JOHN TARTOL	Director	February 17, 2021
John Tartol