Form 10-Q
period 2021-03-31
HERBALIFE NUTRITION LTD.
filed 2021-05-04
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-32381

HERBALIFE NUTRITION LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 309 Ugland House Grand Cayman Cayman Islands	KY1-1104
(Address of principal executive offices)	(Zip code)

(213) 745-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Shares, par value $0.0005 per share	HLF	New York Stock Exchange

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

Number of shares of registrant’s common shares outstanding as of April 27, 2021 was 118,032,879.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$611.7	$1,045.4
Receivables, net of allowance for doubtful accounts	101.3	83.3
Inventories	509.4	501.4
Prepaid expenses and other current assets	164.5	145.7
Total current assets	1,386.9	1,775.8
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	389.8	390.2
Operating lease right-of-use assets	224.9	222.8
Marketing-related intangibles and other intangible assets, net	313.2	313.3
Goodwill	97.2	100.5
Other assets	254.8	273.5
Total assets	$2,666.8	$3,076.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$111.2	$88.7
Royalty overrides	342.7	358.2
Current portion of long-term debt	24.7	22.9
Other current liabilities	588.6	657.5
Total current liabilities	1,067.2	1,127.3
Long-term debt, net of current portion	2,556.3	2,405.5
Non-current operating lease liabilities	207.5	206.7
Other non-current liabilities	198.1	192.7
Total liabilities	4,029.1	3,932.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 108.0 million (2021) and 120.1 million (2020) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	298.7	342.3
Accumulated other comprehensive loss	(205.0)	(182.2)
Accumulated deficit	(1,127.2)	(687.4)
Treasury stock, at cost, 10.0 million (2021) and 10.0 million (2020) shares	(328.9)	(328.9)
Total shareholders’ deficit	(1,362.3)	(856.1)
Total liabilities and shareholders’ deficit	$2,666.8	$3,076.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions, except per share amounts)
Net sales	$1,501.6	$1,262.4
Cost of sales	314.3	245.7
Gross profit	1,187.3	1,016.7
Royalty overrides	474.0	381.2
Selling, general, and administrative expenses	506.7	549.0
Other operating income	(15.9)	(9.1)
Operating income	222.5	95.6
Interest expense, net	37.5	25.0
Income before income taxes	185.0	70.6
Income taxes	37.6	25.0
Net income	$147.4	$45.6
Earnings per share:
Basic	$1.36	$0.33
Diluted	$1.33	$0.32
Weighted-average shares outstanding:
Basic	108.4	137.8
Diluted	111.1	140.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Net income	$147.4	$45.6
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $1.5 and $(2.5) for the three months ended March 31, 2021 and 2020, respectively	(23.7)	(57.1)
Unrealized gain on derivatives, net of income taxes of $— and $(0.3) for the three months ended March 31, 2021 and 2020, respectively,	0.9	6.6
Total other comprehensive loss	(22.8)	(50.5)
Total comprehensive income (loss)	$124.6	$(4.9)

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Cash flows from operating activities:
Net income	$147.4	$45.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.4	24.2
Share-based compensation expenses	13.3	10.3
Non-cash interest expense	7.1	6.3
Deferred income taxes	8.3	7.4
Inventory write-downs	9.5	3.6
Foreign exchange transaction loss	0.3	8.5
Other	(1.1)	(5.0)
Changes in operating assets and liabilities:
Receivables	(21.9)	(7.8)
Inventories	(31.5)	(7.4)
Prepaid expenses and other current assets	(15.7)	(18.1)
Accounts payable	23.4	2.9
Royalty overrides	(8.4)	(22.9)
Other current liabilities	(52.0)	92.9
Other	5.0	1.2
Net cash provided by operating activities	110.1	141.7
Cash flows from investing activities:
Purchases of property, plant, and equipment	(33.4)	(24.4)
Other	—	0.1
Net cash used in investing activities	(33.4)	(24.3)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	270.0	30.2
Principal payments on senior secured credit facility and other debt	(125.2)	(5.3)
Share repurchases	(645.0)	(4.7)
Other	1.0	0.8
Net cash (used in) provided by financing activities	(499.2)	21.0
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11.2)	(33.8)
Net change in cash, cash equivalents, and restricted cash	(433.7)	104.6
Cash, cash equivalents, and restricted cash, beginning of period	1,054.0	847.5
Cash, cash equivalents, and restricted cash, end of period	$620.3	$952.1

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Recently Adopted Pronouncements

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance during the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in the FASB Accounting Standards Codification, or ASC, Topic 740, Income Taxes, and clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The amendments in this update are effective for reporting periods beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance during the first quarter of 2021 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $82.4 million and $65.2 million as of March 31, 2021 and December 31, 2020, respectively. Substantially all credit card receivables were current as of March 31, 2021 and December 31, 2020. The Company recorded $0.3 million and $0.4 million during the three months ended March 31, 2021 and 2020, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of March 31, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $3.1 million and $3.3 million, respectively. As of March 31, 2021 and December 31, 2020, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2021, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2020 and any remaining such balance was not material as of March 31, 2021. Advance sales deposits are included in other current liabilities within the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.8 million and $3.7 million as of March 31, 2021 and December 31, 2020, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2021, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $15.9 million and $9.1 million during the three months ended March 31, 2021 and 2020, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$611.7	$1,045.4
Restricted cash included in Prepaid expenses and other current assets	2.5	2.5
Restricted cash included in Other assets	6.1	6.1
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$620.3	$1,054.0

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

COVID-19 Pandemic

During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. In response to the spread of COVID-19, certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for the three months ended March 31, 2021 as compared to the same period in 2020. The ultimate extent and magnitude of the impact of COVID-19 is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of COVID-19 generally and on the Company.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three months ended March 31, 2021.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2021	December 31, 2020
	(in millions)
Raw materials	$78.2	$80.1
Work in process	7.1	7.9
Finished goods	424.1	413.4
Total	$509.4	$501.4

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,121.7	$976.5
2.625% convertible senior notes due 2024, carrying value of liability component	466.8	460.6
7.875% senior notes due 2025, carrying value	593.2	592.9
7.250% senior notes due 2026, carrying value	396.0	395.9
Other	3.3	2.5
Total	2,581.0	2,428.4
Less: current portion	24.7	22.9
Long-term portion	$2,556.3	$2,405.5

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company's previous senior secured credit facility.

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

On December 12, 2019, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 3.25% or the base rate plus a margin of 2.25% to either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The Company incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the year ended December 31, 2019.

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

On February 10, 2021, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.1 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the three months ended March 31, 2021.

Under the 2018 Credit Facility, borrowings under the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility all bear interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2021 and December 31, 2020, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the amended 2018 Credit Facility, amounts voluntarily prepaid under the 2018 Term Loan B on or before August 10, 2021 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Based on the 2020 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, the Company will not be required to make a mandatory prepayment in 2021 toward the 2018 Term Loan B.

As of March 31, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.78% and 3.39%, respectively.

During the three months ended March 31, 2021, the Company borrowed an aggregate amount of $270.0 million under the 2018 Credit Facility and repaid a total amount of $125.2 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2020, the Company borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $5.2 million on amounts outstanding under the 2018 Credit Facility. As of March 31, 2021 and December 31, 2020, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,129.5 million and $984.7 million, respectively. Of the $1,129.5 million outstanding under the 2018 Credit Facility as of March 31, 2021, $248.3 million was outstanding under the 2018 Term Loan A, $731.2 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2020. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021 and 2020, the Company recognized $9.3 million and $12.3 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2021 and December 31, 2020, the carrying value of the 2018 Term Loan A was $247.2 million and $250.5 million, respectively, and the fair value was approximately $247.5 million and $251.9 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2021 and December 31, 2020, the carrying amount of the 2018 Term Loan B was $724.5 million and $726.0 million, respectively, and the fair value was approximately $728.9 million and $734.0 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $150.0 million as of March 31, 2021 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of March 31, 2021.

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

In March 2018, the $550 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2024 Convertible Notes remain outstanding. The effective-interest rate on the 2024 Convertible Notes is approximately 8.4% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2021, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $83.2 million, and the carrying amount of the liability component was $466.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $89.4 million, and the carrying amount of the liability component was $460.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $547.5 million and $541.8 million as of March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized $9.7 million and $9.2 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.7 million and $5.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2021, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $6.8 million, and the carrying amount was $593.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2020, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $7.1 million, and the carrying amount was $592.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $654.6 million and $656.3 million as of March 31, 2021 and December 31, 2020, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2021, the Company recognized $12.1 million of interest expense relating to the 2025 Notes, which included $0.3 million relating to amortization of debt issuance costs.

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

As of March 31, 2021, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.0 million, and the carrying amount was $396.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.1 million, and the carrying amount was $395.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $420.2 million and $425.0 million as of March 31, 2021 and December 31, 2020, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2021 and 2020, the Company recognized $7.4 million and $7.4 million, respectively, of interest expense relating to the 2026 Notes, which included $0.1 million and $0.1 million, respectively, relating to amortization of debt issuance costs.

Valuation of 2024 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. The Company used similar valuation approaches to determine the subsequent fair value of the liability component only for disclosure purposes, which includes using a lattice model and (1) reviewing market data relating to its 2025 Notes and 2026 Notes and comparable yield curves to determine its straight debt yield estimate, or (2) reviewing market data relating to publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings in order to determine its straight debt yield estimate.

Total Debt

The Company’s total interest expense was $38.9 million and $28.9 million for the three months ended March 31, 2021 and 2020, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2021, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2021	$17.8
2022	27.8
2023	27.7
2024	584.2
2025	1,625.3
Thereafter	400.0
Total	$2,682.8

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2021, the Company had $39.5 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020, the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company will pay the assessed amount in due course. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the year ended December 31, 2019 and has a corresponding accrued liability within its condensed consolidated balance sheet as of March 31, 2021. The Company has an issued but undrawn letter of credit through a bank to guarantee payment of the tax assessment as required, and the letter of credit continued to remain effective as of March 31, 2021.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2021, the Company had $21.3 million of Mexico VAT related assets, of which $14.1 million was recognized in other assets and $7.2 million was recognized in prepaid expenses and other current assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $9.6 million, translated at the March 31, 2021 spot rate. The Company is currently litigating these assessments. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $27.9 million, translated at the March 31, 2021 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $10.4 million, translated at the March 31, 2021 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.1 million, translated at the March 31, 2021 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $8.7 million, translated at the March 31, 2021 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.1 million, translated at the March 31, 2021 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company also received inquiries from the Brazilian tax authorities relating to various tax matters. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $14.3 million, translated at the March 31, 2021 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Company is under an Indian income tax and transfer pricing audit for the fiscal year ended March 31, 2017. While the income tax audit is continuing, the Company has received a transfer pricing assessment of approximately $13.5 million, translated at the March 31, 2021 spot rate. This assessment is subject to interest and penalties adjustments. The Company currently believes that it is more likely than not that it will be successful in supporting its position relating to this assessment. Accordingly, the Company has not accrued any amounts relating to this matter.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.3 million, translated at the March 31, 2021 spot rate. The Company has paid the assessment and has recognized these payments in other assets within its condensed consolidated balance sheet as of March 31, 2021. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict and the appeal is currently pending. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $10.2 million, translated at the March 31, 2021 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of March 31, 2021. In July 2019, the Company filed an appeal to the National Tax Tribunal of Korea. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $15.8 million, translated at the March 31, 2021 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of March 31, 2021. In December 2020, the Company filed an appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that the Company violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, the Company and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, the Company is required to undertake compliance self-reporting obligations for the three-year terms of the agreements with the SEC and the DOJ. If the Company remains in compliance with the DPA during its three-year term, the deferred charge against the Company will be dismissed with prejudice. In addition, the Company paid the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million in September 2020, where $83 million and $40 million were recognized in selling, general, and administrative expenses within the Company's condensed consolidated statements of income for the years ended December 31, 2020 and 2019, respectively, related to this matter. Any failure to comply with these agreements, or any resulting further government action, could result in a material and adverse impact to the Company’s business, financial condition, and operating results.

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

As of March 31, 2021, the Company sold products in 95 markets throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Net sales:
Primary Reporting Segment	$1,332.3	$1,072.5
China	169.3	189.9
Total net sales	$1,501.6	$1,262.4
Contribution margin(1):
Primary Reporting Segment	$565.7	$467.1
China(2)	147.6	168.4
Total contribution margin	$713.3	$635.5
Selling, general, and administrative expenses(2)	506.7	549.0
Other operating income	(15.9)	(9.1)
Interest expense, net	37.5	25.0
Income before income taxes	185.0	70.6
Income taxes	37.6	25.0
Net income	$147.4	$45.6

(1) Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.

(2) Service fees to China independent service providers totaling $95.0 million and $105.7 million for the three months ended March 31, 2021 and 2020, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Net sales:
United States	$348.6	$271.9
China	169.3	189.9
Mexico	118.2	114.9
Others	865.5	685.7
Total net sales	$1,501.6	$1,262.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2020 10-K. During the three months ended March 31, 2021, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $13.3 million and $10.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the total unrecognized compensation cost related to all non-vested stock awards was $118.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years.

The following table summarizes the activity for stock appreciation rights, or SARs, under all share-based compensation plans for the three months ended March 31, 2021:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2020(2)(3)	3,737	$27.23	4.6 years	$77.8
Granted	—	$—
Exercised(4)	(560)	$29.65
Forfeited	—	$—
Outstanding as of March 31, 2021(2)(3)	3,177	$26.81	4.4 years	$55.8
Exercisable as of March 31, 2021(5)	3,177	$26.81	4.4 years	$55.8
Vested and expected to vest as of March 31, 2021	3,177	$26.81	4.4 years	$55.8

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.

(2) Includes less than 0.1 million market condition SARs as of both March 31, 2021 and December 31, 2020.

(3) Includes 0.8 million and 1.1 million performance condition SARs as of March 31, 2021 and December 31, 2020, respectively, which represents the maximum amount that can vest.

(4) Includes 0.3 million performance condition SARs.

(5) Includes less than 0.1 million market condition and 0.8 million performance condition SARs.

There were no SARs granted during the three months ended March 31, 2021 and 2020. The total intrinsic value of SARs exercised during the three months ended March 31, 2021 and 2020 was $13.8 million and $1.6 million, respectively.

The following table summarizes the activities for stock units under all share-based compensation plans for the three months ended March 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2020(1)	3,068	$44.01
Granted(2)	1,460	$48.32
Vested	(764)	$43.47
Forfeited	(31)	$43.82
Outstanding and nonvested as of March 31, 2021(1)	3,733	$45.81
Expected to vest as of March 31, 2021(3)	3,263	$45.36

(1) Includes 1,141,028 and 712,596 performance-based stock unit awards as of March 31, 2021 and December 31, 2020, respectively, which represents the maximum amount that can vest.

(2) Includes 428,432 performance-based stock unit awards.

(3) Includes 753,826 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended March 31, 2021 and 2020 was $35.5 million and $9.6 million, respectively.

8. Income Taxes

Income taxes were $37.6 million and $25.0 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate was 20.3% and 35.4% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of the Company’s income and a decrease in expense from discrete events.

As of March 31, 2021, the total amount of unrecognized tax benefits, including related interest and penalties, was $65.1 million. If the total amount of unrecognized tax benefits was recognized, $41.6 million of unrecognized tax benefits, $11.5 million of interest, and $2.1 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.6 million within the next twelve months. Of this possible decrease, $0.8 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $7.8 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of March 31, 2021 and December 31, 2020, the Company recorded liabilities at fair value of $0.8 million and $1.0 million, respectively, relating to these interest rate swap agreements.

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

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company's condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of March 31, 2021 and December 31, 2020, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $53.6 million and $56.4 million, respectively. As of March 31, 2021, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2021, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $2.6 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2020, the Company recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2021 and December 31, 2020.

As of both March 31, 2021 and December 31, 2020, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of March 31, 2021, the Company had aggregate notional amounts of approximately $462.2 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2021 and 2020 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the three months ended March 31, 2021 and 2020:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.5	$7.3
Interest rate swaps	—	(1.2)

As of March 31, 2021, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $3.4 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2021 and 2020 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2021			March 31, 2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$314.3	$506.7	$37.5	$245.7	$549.0	$25.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	0.1	—	—	(0.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.5)	—	—	(1.1)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.3)	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes (losses) gains recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2021 and 2020:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended
	March 31, 2021	March 31, 2020	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(0.9)	$3.0	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2021 and December 31, 2020.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)
Issuance of 1.3 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.9			0.9
Additional capital from share-based compensation			13.3			13.3
Repurchases of 13.4 common shares	—		(57.8)		(587.2)	(645.0)
Net income					147.4	147.4
Foreign currency translation adjustment, net of income taxes of $1.5				(23.7)		(23.7)
Unrealized gain on derivatives, net of income taxes of $—				0.9		0.9
Balance as of March 31, 2021	$0.1	$(328.9)	$298.7	$(205.0)	$(1,127.2)	$(1,362.3)

	Three Months Ended March 31, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 0.4 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		0.8			0.8
Additional capital from share-based compensation			10.3			10.3
Repurchases of 0.1 common shares	—		(4.7)			(4.7)
Net income					45.6	45.6
Foreign currency translation adjustment, net of income taxes of $(2.5)				(57.1)		(57.1)
Unrealized gain on derivatives, net of income taxes of $(0.3)				6.6		6.6
Balance as of March 31, 2020	$0.1	$(328.9)	$373.0	$(263.0)	$(169.7)	$(388.5)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2021, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $1.48 billion.

During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the three months ended March 31, 2021, the Company repurchased approximately 0.5 million of its common shares through open market purchases at an aggregate cost of approximately $21.3 million, or an average cost of $46.63 per share, and subsequently retired these shares. In total, during the three months ended March 31, 2021, the Company repurchased approximately 13.0 million of its common shares at an aggregate cost of approximately $621.3 million, or an average cost of $48.00 per share. During the three months ended March 31, 2020, the Company did not repurchase any of its common shares.

As of both March 31, 2021 and December 31, 2020, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2021 and 2020, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the three months ended March 31, 2021 and 2020, the Company’s share repurchases, inclusive of transaction costs, were $621.3 million and zero, respectively, under the Company’s share repurchase programs, and $23.7 million and $4.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2021 and 2020, the Company’s total share repurchases, including shares withheld for tax purposes, were $645.0 million and $4.7 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2021 and 2020:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2021			March 31, 2020
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(178.4)	$(3.8)	$(182.2)	$(211.6)	$(0.9)	$(212.5)
Other comprehensive (loss) income before reclassifications, net of tax	(23.7)	0.6	(23.1)	(57.1)	6.4	(50.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.3	0.3	—	0.2	0.2
Total other comprehensive (loss) income, net of reclassifications	(23.7)	0.9	(22.8)	(57.1)	6.6	(50.5)
Ending balance	$(202.1)	$(2.9)	$(205.0)	$(268.7)	$5.7	$(263.0)

(1) See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2021 and 2020.

Other comprehensive loss before reclassifications was net of tax expense of $1.5 million for foreign currency translation adjustments for the three months ended March 31, 2021.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Weighted-average shares used in basic computations	108.4	137.8
Dilutive effect of exercise of equity grants outstanding	2.7	2.4
Weighted-average shares used in diluted computations	111.1	140.2

There were an aggregate of 1.1 million and 1.9 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended March 31, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three months ended March 31, 2021 and 2020, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2021 and 2020. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2021 and December 31, 2020:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2021	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2020	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	10.6	9.4	Prepaid expenses and other current assets
	$10.7	$9.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.6	$3.9	Other current liabilities
Interest rate swaps	0.8	1.0	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.9	3.2	Other current liabilities
	$6.3	$8.1

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

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2020 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2021
Foreign exchange currency contracts	$10.7	$(1.9)	$8.8
Total	$10.7	$(1.9)	$8.8
December 31, 2020
Foreign exchange currency contracts	$9.4	$(1.8)	$7.6
Total	$9.4	$(1.8)	$7.6

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2021
Foreign exchange currency contracts	$5.5	$(1.9)	$3.6
Interest rate swaps	0.8	—	0.8
Total	$6.3	$(1.9)	$4.4
December 31, 2020
Foreign exchange currency contracts	$7.1	$(1.8)	$5.3
Interest rate swaps	1.0	—	1.0
Total	$8.1	$(1.8)	$6.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2021 and December 31, 2020, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $44.9 million and $43.8 million and deferred tax assets of $83.7 million and $96.0 million as of March 31, 2021 and December 31, 2020, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Accrued compensation	$111.5	$163.8
Accrued service fees to China independent service providers	65.6	63.3
Accrued advertising, events, and promotion expenses	60.9	67.6
Current operating lease liabilities	37.2	35.5
Advance sales deposits	97.4	68.5
Income taxes payable	26.8	23.0
Other accrued liabilities	189.2	235.8
Total	$588.6	$657.5

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $76.1 million and $72.3 million and deferred income tax liabilities of $38.8 million and $39.3 million as of March 31, 2021 and December 31, 2020, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2020 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. The outbreak and subsequent global spread of the virus has impacted the general public, companies and state, local and national governments and economies worldwide, as well as global financial markets, and caused unemployment to increase. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures, or others that may be implemented in the future, although temporary in nature, have continued intermittently for many markets.

Our business and operations have been affected by the pandemic in manners, in some cases adversely, and degrees that vary by market and we expect that the effects may extend through 2021 and possibly beyond. For the health and safety of our employees, our Members, and their customers, we implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities, some of which measures continue. Generally, we have been able to satisfy current levels of demand. While demand for our nutritional products continues to be at or above pre-pandemic levels and pandemic constraints have been lessened in most markets by the designation of our nutritional business as “essential” or other similar characterization, our operations have been and continue to be disrupted. The most significant impacts we have seen, depending on market, include:

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

We believe our cash on hand as of March 31, 2021 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the first quarter of 2021 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion of risks related to the COVID-19 pandemic.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales. The criteria we use to determine how and when we recognize Volume Points are not identical to our revenue recognition policies under U.S. GAAP. Unlike net sales, which are generally recognized when the product is delivered and when control passes to the Member, as discussed in greater detail in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, we recognize Volume Points when a Member pays for the order, which is generally prior to the product being delivered. Further, the periods in which Volume Points are tracked can vary slightly from the fiscal periods for which we report our results under U.S. GAAP. Therefore, there can be timing differences between the product orders for which net sales are recognized and for which Volume Points are recognized within a given period. However, historically these timing differences generally have been immaterial in the context of using changes in Volume Points as a proxy to explain volume-driven changes in net sales.

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

	Three Months Ended
	March 31, 2021	March 31, 2020	% Change
	(Volume Points in millions)
North America	465.8	356.0	30.8%
Mexico	217.8	209.8	3.8%
South and Central America	128.8	126.7	1.7%
EMEA	424.5	336.7	26.1%
Asia Pacific	490.1	409.7	19.6%
China	100.8	124.6	(19.1)%
Worldwide	1,827.8	1,563.5	16.9%

Volume Points increased 16.9% for the three months ended March 31, 2021, including a mixed impact of COVID-19 pandemic conditions across our markets, after having increased 5.6% for the same period in 2020. Although pandemic conditions had adverse operational impacts across all markets, we believe our Members in certain markets where we have seen increased net sales and Volume Point growth are more focused on their business, particularly the North America region and certain EMEA markets. Despite our expectation of Volume Point growth for 2021, it is not certain that we will be able to sustain the same rate of Volume Point growth for 2021 compared to that of 2020.

We believe North America’s Volume Point increase for the first quarter of 2021, which was well above the rate of increase for the prior-year quarter, reflects the continuing success and expansion of our Distributors as supported by our product line expansion and technological tools, as well as targeted communications and promotions. We believe Mexico’s slight Volume Point increase for the quarter, after a decrease for the prior-year quarter, reflects, among other factors, the success of our program of promotions to encourage Member sponsorship and activity despite continuing difficult economic and pandemic conditions for the market. After some years of declines, the South and Central America region saw an increase in Volume Points for the first quarter of 2021, despite pandemic-related continuing declines in several markets including Brazil, as we believe efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. EMEA saw greatly increased Volume Point growth for the quarter versus the rate for the prior-year quarter, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion, as well as Member success in leveraging online approaches and new Member recruitment. The Asia Pacific region saw a greater Volume Point increase for the first quarter of 2021 versus the rate for the prior-year quarter, continuing favorable long-term trends seen in the region despite the adverse impact of pandemic conditions in the region, especially in Indonesia and South Korea. China saw a significant Volume Point decrease for the first quarter of 2021, versus a significant year-over-year increase for the prior-year quarter. Results for the first quarter of 2021 reflected additional requirements for our sales representatives in China to be eligible to apply to become independent service providers and the continuing impact on sales and training meetings of pandemic conditions and the residual effects of the Chinese government’s 100-day review of the health product industry, or the Review, which concluded in April 2019. Also notable is that the growth rate for the first quarter of 2020 was impacted by a weakened 2019 period due to disruption from the Review. Across most markets, we expect COVID-19 pandemic conditions to continue to impact Volume Point results; however, we are unable to predict the duration or magnitude of these effects. Results and more regional or country-specific impacts of the COVID-19 pandemic are discussed further below in the applicable sections of Sales by Geographic Region.

Presentation

“Net sales” represent product sales to our Members, net of “distributor allowances,” and inclusive of any shipping and handling revenues, as described further below.

Our Members purchase product from us at a suggested retail price, less discounts referred to as “distributor allowance.” Each Member’s level of discount is determined by qualification based on their volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Distributor allowances may also vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide.

For U.S. GAAP purposes, shipping and handling services relating to product sales are recognized as fulfillment activities on our performance obligation to transfer products and are therefore recorded within net sales as part of product sales and are not considered as separate revenues.

In certain geographic markets, we have introduced segmentation of our Member base into two categories: “preferred members” – who are simply consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Additionally, in certain markets we are simplifying our pricing by eliminating certain shipping and handling charges and recovering those costs within suggested retail price. As we continue to extend the segmentation of our distributors and preferred members to additional geographic markets and consider other pricing simplification efforts for our Members, the utility of, and therefore management’s reliance on, total retail value has decreased and we have discontinued the disclosure of this non-GAAP retail value information.

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

While certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are a significant operating expense and consist of:

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

Summary Financial Results

Net sales for the three months ended March 31, 2021 were $1,501.6 million. Net sales increased $239.2 million, or 18.9% ($239.2 million, or 19.0% excluding Venezuela), for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 17.8% (17.1% excluding Venezuela) for the three months ended March 31, 2021 as compared to the same period in 2020. The 18.9% increase in net sales for the three months ended March 31, 2021 was primarily driven by an increase in sales volume, as indicated by a 16.9% increase in Volume Points, a 3.3% favorable impact of price increases (2.5% favorable impact excluding Venezuela), and a 1.1% favorable impact of fluctuations in foreign currency exchange rates (1.8% favorable impact excluding Venezuela), partially offset by a 2.1% unfavorable impact of country sales mix.

Net income for the three months ended March 31, 2021 was $147.4 million, or $1.33 per diluted share. Net income increased $101.8 million, or 223.2%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase in net income for the three months ended March 31, 2021 was mainly due to $77.8 million higher contribution margin driven by higher net sales and $42.3 million lower selling, general, and administrative expenses driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China in 2020 (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), partially offset by $12.6 million higher income taxes and $12.5 million higher interest expense, net.

Net income for the three months ended March 31, 2021 included a $5.7 million pre-tax unfavorable impact ($5.8 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); a $4.8 million pre-tax unfavorable impact ($3.7 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; and a $1.1 million pre-tax unfavorable impact ($0.9 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2021 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2020 included an $84.5 million unfavorable impact ($67.4 million post-tax) from expenses related to regulatory inquiries and a legal accrual, which includes $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; a $5.8 million pre-tax unfavorable impact ($4.5 million post-tax) from expenses related to the COVID-19 pandemic; a $5.2 million pre-tax unfavorable impact ($5.3 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; and a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.9	19.5
Gross profit	79.1	80.5
Royalty overrides(1)	31.6	30.2
Selling, general, and administrative expenses(1)	33.7	43.4
Other operating income	(1.0)	(0.7)
Operating income	14.8	7.6
Interest expense, net	2.5	2.0
Income before income taxes	12.3	5.6
Income taxes	2.5	2.0
Net income	9.8%	3.6%

(1)    Service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South and Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 6, Segment Information, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,332.3 million for the three months ended March 31, 2021, representing an increase of $259.8 million, or 24.2% ($259.8 million, or 24.2% excluding Venezuela), for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 24.0% (23.2% excluding Venezuela) for the three months ended March 31, 2021 as compared to the same period in 2020. The 24.2% increase in net sales for the three months ended March 31, 2021 was primarily due to an increase in sales volume, as indicated by a 20.0% increase in Volume Points, and a 3.9% favorable impact of price increases (3.0% favorable impact excluding Venezuela).

For a discussion of China’s net sales for the three months ended March 31, 2021, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $565.7 million, or 42.5% of net sales, for the three months ended March 31, 2021, representing an increase of $98.6 million, or 21.1% ($98.6 million, or 21.1% excluding Venezuela), for the three months ended March 31, 2021 as compared to the same period in 2020. The 21.1% increase in contribution margin for the three months ended March 31, 2021 was primarily the result of a 20.0% favorable impact of volume increases and a 6.1% favorable impact of price increases (4.7% favorable impact excluding Venezuela); partially offset by a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates (1.0% unfavorable impact excluding Venezuela) and a 1.6% unfavorable impact of other cost changes mainly related to increased freight costs from orders shifting toward home delivery versus Member pick-up.

China reported contribution margin of $147.6 million for the three months ended March 31, 2021, representing a decrease of $20.8 million, or 12.4%, for the three months ended March 31, 2021 as compared to the same period in 2020. The 12.4% decrease in contribution margin for the three months ended March 31, 2021 was primarily the result of a 19.1% unfavorable impact of volume decreases, partially offset by a 5.8% favorable impact of fluctuations in foreign currency exchange rates.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	% Change
	(Dollars in millions)
North America	$360.5	$277.7	29.8%
Mexico	118.2	114.9	2.9%
South and Central America	96.0	91.5	4.9%
EMEA	354.2	258.7	36.9%
Asia Pacific	403.4	329.7	22.4%
China	169.3	189.9	(10.8)%
Worldwide	$1,501.6	$1,262.4	18.9%

Changes in net sales are directly associated with the retailing of our products, recruitment of new Members, and retention of sales leaders. Our strategies involve providing quality products, improved DMOs, including daily consumption approaches such as Nutrition Clubs, easier access to product, systemized training and education of Members on our products and methods, leveraging technology to make it easier for our Members to do business, and continued promotion and branding of Herbalife products.

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. We have provided to our Members enhanced technology tools for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences with Herbalife. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with in many markets is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status. Additionally, in certain markets we have begun to utilize the segmentation of our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we have begun using Member data to similarly categorize Members for communication and promotion efforts.

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

As discussed further by market below, the Company has responded to COVID-19 pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic. The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2021 as compared to the same period in 2020, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

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

North America

The North America region reported net sales of $360.5 million for the three months ended March 31, 2021. Net sales increased $82.8 million, or 29.8%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 29.6% for the three months ended March 31, 2021 as compared to the same period in 2020. The 29.8% increase in net sales for the three months ended March 31, 2021 was primarily due to an increase in sales volume, as indicated by a 30.8% increase in Volume Points, and a 2.2% favorable impact of price increases.

Net sales in the U.S. were $348.6 million for the three months ended March 31, 2021. Net sales increased $76.7 million, or 28.2%, for the three months ended March 31, 2021 as compared to the same period in 2020.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. The number of active Nutrition Clubs in the region has continued to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate. Our promotional program is designed to encourage consistency and sustainability in our Members’ businesses. Additionally, we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members, resulting in sustained momentum for the region.

In response to the pandemic conditions, product distribution to our Members was temporarily altered during 2020 to allow online and phone-in orders only. Our two major U.S. distribution centers were shipping product only, with no in-person pick-ups permitted, and our sales centers were for pick-up only, with no orders taken on-site; however, our Members’ ability to obtain product was not materially decreased. Currently, our access points, including distribution centers and sales centers, generally allow in-person pick-up orders, with exceptions as local conditions warrant; however, our access points generally continue to not allow in-person orders. Members’ Nutrition Clubs, which represent a major DMO for the region, are operating in some areas as pick-up points for product only versus their more traditional on-site consumption approach. Nutrition Club sales volume increased versus the prior-year period, including the impact of home deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, have shifted to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

As reflected in continuing Volume Point growth for the region, we believe that our responsive efforts to pandemic conditions have been effective to date. Certain modified practices by us and our Members may prove to be lasting improvements, such as an increased focus on customer-direct orders, and events and trainings that are offered virtually as well as in-person.

Mexico

The Mexico region reported net sales of $118.2 million for the three months ended March 31, 2021. Net sales increased $3.3 million, or 2.9%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 5.4% for the three months ended March 31, 2021 as compared to the same period in 2020. The 2.9% increase in net sales for the three months ended March 31, 2021 was primarily due to an increase in sales volume, as indicated by a 3.8% increase in Volume Points, and a 4.3% favorable impact of price increases, partially offset by a 2.5% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.0% unfavorable impact of timing differences between the recognition of net sales and Volume Points.

Mexico saw higher sales volume results versus the prior-year quarter, as management believes ongoing promotional activities designed to encourage activity and improve the quality of our sales leaders have seen success, and offset the effects of continued difficult economic and pandemic conditions in the region. Despite the pandemic conditions, nearly all product access points in Mexico, both Company-operated and third party, have remained open, although in some areas Nutrition Clubs are operating under restrictions such as for product pick-up only and Nutrition Clubs sales volumes declined slightly for the first quarter.

South and Central America

The South and Central America region reported net sales of $96.0 million for the three months ended March 31, 2021. Net sales increased $4.5 million, or 4.9% ($4.5 million, or 4.9% excluding Venezuela), for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 23.0% (12.7% excluding Venezuela) for the three months ended March 31, 2021 as compared to the same period in 2020. The 4.9% increase in net sales for the three months ended March 31, 2021 was due to a 16.3% favorable impact of price increases (6.0% favorable impact excluding Venezuela), a 2.9% favorable impact of sales mix, a 2.1% favorable impact of timing differences between the recognition of net sales and Volume Points, and an increase in sales volume, as indicated by a 1.7% increase in Volume Points, partially offset by an 18.1% unfavorable impact of fluctuations in foreign currency exchange rates (7.8% unfavorable impact excluding Venezuela). The region saw a sales volume increase for the quarter versus the prior-year quarter led by Chile and Peru, despite a decline in Brazil, our largest market in the region, as markets adapted to pandemic conditions and efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. We believe the region is seeing success leveraging social media, utilizing cash prize promotions, and using the weight loss challenge DMO. COVID-19 pandemic conditions, however, continue to have an adverse impact on the region, and significantly so for certain markets in the region including Brazil. Pandemic impacts have varied by market across the region, but have included product shipping delays and suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes.

Net sales in Brazil were $17.8 million for the three months ended March 31, 2021. Net sales decreased $8.2 million, or 31.5%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales decreased 15.1% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.3 million on net sales for the three months ended March 31, 2021. COVID-19 pandemic conditions continue in the market and have constrained our business and that of our Members, particularly the Nutrition Club DMO. Many Members’ Nutrition Clubs are not operating, and pandemic conditions in the country have adversely impacted sales volumes for this important DMO for the market. Home delivery is operating and is the primary distribution channel for the market, though the majority of other product access points are now open for pick-up. A price increase announced in December 2020 and effective in January 2021 also had an adverse impact on sales volumes for the first quarter of 2021 as sales were drawn forward into the fourth quarter of 2020 as Members made purchases ahead of the price increase.

Net sales in Peru were $17.2 million for the three months ended March 31, 2021. Net sales increased $1.4 million, or 9.0%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 17.4% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.3 million on net sales for the three months ended March 31, 2021. The market continues to experience intermittent disruptions related to pandemic conditions and we have adapted our business with steps including taking orders by Internet and phone and shipping product to Member homes. Members’ Nutrition Clubs were also modified for home delivery only or are open for partial operation. We believe these adaptations to pandemic conditions, as well as Members’ success leveraging social media and using the weight loss challenge DMO, have contributed to strengthened business performance. The growth rate for the current quarter versus the prior-year quarter also benefited from a pandemic-weakened base period.

EMEA

The EMEA region reported net sales of $354.2 million for the three months ended March 31, 2021. Net sales increased $95.5 million, or 36.9%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 32.1% for the three months ended March 31, 2021 as compared to the same period in 2020. The 36.9% increase in net sales for the three months ended March 31, 2021 was primarily due to an increase in sales volume, as indicated by a 26.1% increase in Volume Points, a 4.8% favorable impact of fluctuations in foreign currency exchange rates, and a 4.2% favorable impact of price increases. Volume Points were generally higher across the region for the quarter. The Volume Point growth that has been seen across the EMEA region for a number of years reflects, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. Additionally, we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members in certain markets of the region and that adoption of online and virtual approaches have broadened our Members’ business reach. In addition to the major markets discussed below, strong business performance in the United Kingdom, France, and Belgium contributed to region net sales growth for the quarter.

Due to COVID-19 pandemic conditions, our sales centers and other product access points in certain markets within the region have at times been closed or open for limited operations only, leaving shipping for home delivery as the primary distribution channel while those conditions persist. Members are turning further to social media to carry out their sales and oversight activities. We believe these adaptations have been successful in limiting the adverse impact of the pandemic.

Net sales in Spain were $50.5 million for the three months ended March 31, 2021. Net sales increased $17.8 million, or 54.3%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 41.2% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $4.3 million on net sales for the three months ended March 31, 2021. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. After the first quarter of 2020 saw a small sales volume decline due to pandemic disruption, subsequent quarters have seen significant volume increases as our Members continue to adapt to pandemic conditions, such as leveraging online tools for meetings, trainings, and selling activities. In response to pandemic conditions, we have temporarily shifted our Member support operations to primarily online activities. Home delivery continues to be our prevailing distribution channel and has not seen significant disruption.

Net sales in Italy were $43.6 million for the three months ended March 31, 2021. Net sales increased $14.0 million, or 47.1%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 34.6% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $3.7 million on net sales for the three months ended March 31, 2021. Sales volume increased for the quarter versus the prior-year quarter. After weakened performance in our business and pandemic conditions in the country contributed to a sales volume decline for the first quarter of 2020, we believe adaptation by Members to pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, have been contributing factors to our sales volume increase and strengthened performance for subsequent quarters.

Net sales in Russia were $34.7 million for the three months ended March 31, 2021. Net sales decreased $2.7 million, or 7.2%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 3.6% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.0 million on net sales for the three months ended March 31, 2021. Russia saw a slight sales volume decline for the quarter. Members' Nutrition Clubs, a key DMO for the market, are operating primarily online due to pandemic conditions, an approach that Members are taking time to adapt to, as supported by Herbalife with new products, training, and promotion for all levels of Membership. Our sales centers are open for product pick-up, although we continue to support home delivery for the market. Product access expansion in the market has enabled growth in smaller cities. During the third quarter of 2020, we introduced Member segmentation to the market by adding a preferred customer program option for new Members. Russia had an approximate 5% price increase in September 2020.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $403.4 million for the three months ended March 31, 2021. Net sales increased $73.7 million, or 22.4%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 19.9% for the three months ended March 31, 2021 as compared to the same period in 2020. The 22.4% increase in net sales for the three months ended March 31, 2021 was primarily due to an increase in sales volume, as indicated by a 19.6% increase in Volume Points, a 2.5% favorable impact of fluctuations in foreign currency exchange rates, and a 1.4% favorable impact of price increases. Volume Point and net sales increases in recent years for most markets in the region are a result, we believe, of a customer-focused business, daily consumption DMOs including Nutrition Clubs, and ongoing product line expansion. COVID-19 pandemic conditions, such as closed sales centers and operating constraints on Members’ Nutrition Clubs, have had an intermittent adverse impact on results. Volume increases for the quarter versus the prior-year quarter were led by India, Vietnam, and Malaysia. Product demand ahead of price increases during March 2021 for Vietnam and Malaysia contributed to net sales growth for the quarter. Pandemic conditions contributed to volume decreases for South Korea and Indonesia for the quarter.

Net sales in India were $114.7 million for the three months ended March 31, 2021. Net sales increased $31.0 million, or 37.0%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 38.0% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.9 million on net sales for the three months ended March 31, 2021. Sales volumes have increased in India in recent years as we continued to expand our product line and make it easier for our Members to do business, such as through online signup and adding product access points and payment methods. Additionally, we believe adaption by our Members to pandemic-related operating constraints, such as greater use of online marketing and training tools and online Nutrition Club operation, has broadened their geographic reach enabling them to expand their businesses.

Pandemic-related operating constraints continue to be intermittent in the market, as certain Indian states institute constraints as conditions warrant. Although we saw some reduced product manufacturing capacity during 2020, our manufacturing capacity has met demand. We continue to take Member orders and payments online. Company locations are now open for the taking of orders and payments and pick-up of product, though home delivery volumes continue to exceed pre-pandemic levels and home delivery is becoming an important distribution channel for the market. Disruption to our collections and expenditures of cash have eased, though we continue to move transactions to electronic collection and payment for operating efficiency purposes and for Member convenience.

Regulatory restrictions on direct selling in India, including registration requirements for our distributors, have reduced the number of new distributors. We have seen a significant increase in new Preferred Members, however, since these do not have similar registration requirements. We continue to work with our distributors to adapt to regulatory changes.

Net sales in Vietnam were $78.1 million for the three months ended March 31, 2021. Net sales increased $24.1 million, or 44.7%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales increased 43.3% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $0.7 million on net sales for the three months ended March 31, 2021. Vietnam continues to have strong performance, having adapted to increased direct-selling regulatory requirements and as sales leadership continues to focus on sustainable, consumption-oriented business practices. COVID-19 pandemic-related operating constraints have eased somewhat and we and our Members have adapted to constraints by moving events, trainings, and product ordering online. Product demand ahead of a price increase during March 2021 contributed to the market's net sales growth for the quarter. Further changes to direct-selling regulations in the market are expected to be proposed to the government for preliminary approval in late 2021. We continue to assess and monitor these preliminary draft regulations.

Net sales in Indonesia were $44.2 million for the three months ended March 31, 2021. Net sales decreased $5.8 million, or 11.5%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales decreased 11.8% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $0.1 million on net sales for the three months ended March 31, 2021. Although Indonesia had seen increased sales volumes in recent years by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities, pandemic conditions continue in the market and have had an adverse impact on our operations and results. Our sales centers have continued to operate via online ordering, home delivery, and pick-up, which were already established methods for the market. Many Members’ Nutrition Clubs, the major DMO for the market, have experienced pandemic-related constraints on their activities, including limitations on operating hours and capacity. Indonesia has also seen an adverse macroeconomic impact of the pandemic.

Net sales in South Korea were $31.4 million for the three months ended March 31, 2021. Net sales decreased $0.6 million, or 1.8%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales decreased 8.4% for the three months ended March 31, 2021 as compared to the same period in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $2.1 million on net sales for the three months ended March 31, 2021. The sales volume decline for the quarter versus the prior-year quarter is attributable in part, we believe, to ongoing pandemic conditions. These conditions include the suspension of our training facilities and our Members’ Nutrition Clubs and restrictions on gatherings. Nutrition Clubs, a key DMO for the market, have been open intermittently and on a limited basis, sales and training activities continue online, and delivery of product continues.

China

The China region reported net sales of $169.3 million for the three months ended March 31, 2021. Net sales decreased $20.6 million, or 10.8%, for the three months ended March 31, 2021 as compared to the same period in 2020. In local currency, net sales decreased 17.1% for the three months ended March 31, 2021 as compared to the same period in 2020. The 10.8% decrease in net sales for the three months ended March 31, 2021 was primarily due to a decrease in sales volume, as indicated by a 19.1% decrease in Volume Points, partially offset by a 6.3% favorable impact of fluctuations in foreign currency exchange rates.

The volume decline for the quarter versus the prior-year quarter was attributable, we believe, to several factors. In December 2020 we increased the requirements for our sales representatives in China to be eligible to apply to become independent service providers. We believe this change will ultimately strengthen our business by improving the quality of our independent service providers, but as our Members acclimate to these new requirements we have seen declines in the number of new independent service providers and net sales. Also, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, have been adversely impacted by the ongoing effects of the COVID-19 pandemic and residual effects of the Chinese government’s 100-day review of the health product industry, which concluded in April 2019.

Ongoing focus areas for China include enhancing our digital capabilities and offerings to, for example, provide the ability for our China Members to service their customers via personalized sites and improving the integration of our technological tools to make it easier for our Members to do business. We have also expanded our product line for the China market, launched social media-based marketing campaigns, and continued to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020	% Change
	(Dollars in millions)
Weight Management	$883.4	$760.2	16.2%
Targeted Nutrition	421.9	349.3	20.8%
Energy, Sports, and Fitness	126.5	94.1	34.4%
Outer Nutrition	30.4	26.3	15.6%
Literature, Promotional, and Other(1)	39.4	32.5	21.2%
Total	$1,501.6	$1,262.4	18.9%

(1) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for all categories increased for the three months ended March 31, 2021 as compared to the same period in 2020. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,187.3 million and $1,016.7 million for the three months ended March 31, 2021 and 2020, respectively. Gross profit as a percentage of net sales was 79.1% and 80.5% for the three months ended March 31, 2021 and 2020, respectively, or an unfavorable net decrease of 147 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2021 as compared to the same period in 2020 included the unfavorable impact of foreign currency fluctuations of 82 basis points (unfavorable impact of 68 basis points excluding Venezuela), unfavorable cost changes of 51 basis points relating to increased freight costs due to orders shifting toward home delivery versus Member pick-up, unfavorable changes in country mix of 47 basis points, the unfavorable impact of higher inventory write-downs of 38 basis points, and unfavorable other cost changes of 14 basis points, partially offset by the favorable impact of retail price increases of 60 basis points (favorable impact of 46 basis points excluding Venezuela) and favorable cost changes related to self-manufacturing and sourcing of 25 basis points. There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended March 31, 2021 as compared to the same period in 2020.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $474.0 million and $381.2 million for the three months ended March 31, 2021 and 2020, respectively. Royalty overrides as a percentage of net sales were 31.6% and 30.2% for the three months ended March 31, 2021 and 2020, respectively.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $506.7 million and $549.0 million for the three months ended March 31, 2021 and 2020, respectively. Selling, general, and administrative expenses as a percentage of net sales were 33.7% and 43.4% for the three months ended March 31, 2021 and 2020, respectively.

The decrease in selling, general, and administrative expenses for the three months ended March 31, 2021 as compared to the same period in 2020 was driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China in 2020 (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q) and $10.7 million in lower service fees for China independent service providers due to lower sales in China, partially offset by $34.2 million in higher labor and benefits costs, $8.1 million in higher professional fees, and $7.4 million in higher Member event and promotion costs.

Other Operating Income

The $15.9 million of other operating income for the three months ended March 31, 2021 consisted of $15.9 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $9.1 million of other operating income for the three months ended March 31, 2020 consisted of $9.1 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in millions)
Interest expense	$38.9	$28.9
Interest income	(1.4)	(3.9)
Interest expense, net	$37.5	$25.0

The increase in interest expense, net for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to an increase in our overall weighted-average borrowings.

Income Taxes

Income taxes were $37.6 million and $25.0 million for the three months ended March 31, 2021 and 2020, respectively. The effective income tax rate was 20.3% and 35.4% for the three months ended March 31, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of our income and a decrease in expense from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.0 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $611.7 million cash and cash equivalents as of March 31, 2021 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2021 and December 31, 2020.

For the three months ended March 31, 2021, we generated $110.1 million of operating cash flow as compared to $141.7 million for the same period in 2020. The decrease in our operating cash flow was the result of $141.9 million of unfavorable changes in operating assets and liabilities, partially offset by $110.3 million of higher net income excluding non-cash items disclosed within our condensed consolidated statement of cash flows. The $141.9 million change in operating assets and liabilities was primarily the result of unfavorable changes in other current liabilities, which included unfavorable changes in accrued compensation, accrued interest, and an $83.0 million unfavorable impact of expenses related to the SEC and DOJ investigations relating to the FCPA matter in China in 2020; and unfavorable changes in receivables and inventories; partially offset by favorable changes in accounts payable and royalty overrides. The $110.3 million of higher net income excluding non-cash items was primarily driven by higher contribution margin driven by higher net sales (See Summary Financial Results above for further discussion) and lower selling, general, and administrative expenses primarily from the $83.0 million in expenses related to the SEC and DOJ investigations relating to the FCPA matter in China in 2020. The $83.0 million accrual related to the SEC and DOJ investigations had no net impact on our operating cash flow for the three months ended March 31, 2020, as it decreased our net income by $83.0 million and increased our other current liabilities within our operating cash flow by $83.0 million.

Capital expenditures, including accrued capital expenditures, were $27.3 million and $22.7 million for the three months ended March 31, 2021 and 2020, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $175 million to $225 million for the full year of 2021.

In March 2021, we hosted our annual global Herbalife Honors event virtually where sales leaders from around the world met, shared best practices, and conducted leadership training, and our management awarded Members $81.1 million of Mark Hughes bonus payments related to their 2020 performance. In March 2020, our management awarded Members $71.3 million of Mark Hughes bonus payments related to their 2019 performance.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

On December 12, 2019, we amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B. We incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 470, Debt, or ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within our condensed consolidated statement of income for the year ended December 31, 2019.

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

On February 10, 2021, we amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B. We incurred approximately $1.1 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within our condensed consolidated statement of income during the three months ended March 31, 2021.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2021 and December 31, 2020, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. Under the 2018 Credit Facility, amounts voluntarily prepaid under the 2018 Term Loan B on or before August 10, 2021 will incur a prepayment premium of 1%; thereafter, amounts outstanding under the 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Based on the 2020 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, we will not be required to make a mandatory prepayment in 2021 toward the 2018 Term Loan B.

During the three months ended March 31, 2021, we borrowed an aggregate amount of $270.0 million under the 2018 Credit Facility and repaid a total amount of $125.2 million on amounts outstanding under the 2018 Credit Facility. During the three months ended March 31, 2020, we borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $5.2 million on amounts outstanding under the 2018 Credit Facility. As of March 31, 2021 and December 31, 2020, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,129.5 million and $984.7 million, respectively. Of the $1,129.5 million outstanding under the 2018 Credit Facility as of March 31, 2021, $248.3 million was outstanding under the 2018 Term Loan A, $731.2 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2020. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.78% and 3.39%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

Convertible Senior Notes due 2024

In March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes.

Senior Notes due 2026

In August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes pay interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2026 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2021, the total amount of our foreign subsidiary cash and cash equivalents was $493.8 million, of which $25.6 million was invested in U.S. dollars. As of March 31, 2021, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $117.9 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2020, our U.S. consolidated group had approximately $147.7 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2020, Herbalife Nutrition Ltd. had approximately $2.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As a result of our decision to invest in the China Growth and Impact Investment Program, approximately $113.9 million of unremitted earnings were permanently reinvested as of December 31, 2020. As of December 31, 2020, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2020 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2021, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $1.48 billion.

During January 2021, we repurchased from Mr. Carl C. Icahn and certain of his affiliates (collectively, the “Icahn Parties”) an aggregate of approximately 12.5 million common shares of ours at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the three months ended March 31, 2021, we repurchased approximately 0.5 million of our common shares through open market purchases at an aggregate cost of approximately $21.3 million, or an average cost of $46.63 per share, and subsequently retired these shares. In total, during the three months ended March 31, 2021, we repurchased approximately 13.0 million of our common shares at an aggregate cost of approximately $621.3 million, or an average cost of $48.00 per share. During the three months ended March 31, 2020, we did not repurchase any of our common shares.

As of both March 31, 2021 and December 31, 2020, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of March 31, 2021 and December 31, 2020, we had working capital of $319.7 million and $648.5 million, respectively, or a decrease of $328.8 million. The decrease was primarily due to a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by increases in receivables and prepaid expenses and other current assets and a decrease in other current liabilities.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2021.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2021, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Royalty overrides are generally recorded when revenue is recognized. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three months ended March 31, 2021 and 2020.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $28.3 million and $23.0 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

As of March 31, 2021 and December 31, 2020, we had goodwill of approximately $97.2 million and $100.5 million, respectively. The decrease in goodwill during the three months ended March 31, 2021 was due to foreign currency translation adjustments. As of both March 31, 2021 and December 31, 2020, we had marketing-related intangible assets of approximately $310.0 million. No marketing-related intangibles or goodwill impairment was recorded during the three months ended March 31, 2021 and 2020. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion.

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

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for condensed consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of income.

New Accounting Pronouncements

See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2021 and December 31, 2020, the aggregate notional amounts of these contracts outstanding were approximately $53.6 million and $56.4 million, respectively. As of March 31, 2021, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2021, we recorded assets at fair value of $0.1 million and liabilities at fair value of $2.6 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2020, we recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2021 and December 31, 2020.

As of both March 31, 2021 and December 31, 2020, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of March 31, 2021 and December 31, 2020.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2021:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2021
Buy British pound sell Euro	0.86	$3.4	$—
Buy British pound sell U.S. dollar	1.38	1.5	—
Buy Chinese yuan sell Euro	8.14	49.7	1.8
Buy Chinese yuan sell U.S. dollar	6.98	143.6	7.5
Buy Colombian peso sell U.S. dollar	3,603.44	2.6	—
Buy Danish krone sell U.S. dollar	6.25	1.0	—
Buy Euro sell Australian dollar	1.55	3.5	—
Buy Euro sell British pound	0.86	4.4	—
Buy Euro sell Chilean peso	862.28	2.2	—
Buy Euro sell Hong Kong dollar	9.23	3.8	—
Buy Euro sell Indian rupee	86.60	2.7	—
Buy Euro sell Indonesian rupiah	17,216.00	2.3	—
Buy Euro sell Korean won	1,343.57	1.1	—
Buy Euro sell Malaysian ringgit	4.93	2.6	—
Buy Euro sell Mexican peso	25.59	52.5	(2.7)
Buy Euro sell Peruvian nuevo sol	4.42	2.1	—
Buy Euro sell Philippine peso	57.96	1.2	—
Buy Euro sell Russian ruble	90.07	5.2	(0.1)
Buy Euro sell South African rand	17.64	10.6	(0.1)
Buy Euro sell Taiwan dollar	33.46	1.5	—
Buy Euro sell Thai baht	36.86	1.0	—
Buy Euro sell Turkish lira	9.91	3.8	—
Buy Euro sell Vietnamese dong	27,201.81	9.5	(0.1)
Buy Mexican peso sell Euro	24.30	2.2	—
Buy Mexican peso sell U.S. dollar	20.82	33.6	0.3
Buy Norwegian krone sell U.S. dollar	8.56	2.2	—
Buy Polish zloty sell U.S. dollar	3.88	1.0	—
Buy Swedish krona sell U.S. dollar	8.56	2.6	(0.1)
Buy U.S. dollar sell Brazilian real	5.75	1.7	—
Buy U.S. dollar sell Chinese yuan	6.75	47.1	(1.1)
Buy U.S. dollar sell Colombian peso	3,603.09	8.3	0.1
Buy U.S. dollar sell Euro	1.18	29.0	0.1
Buy U.S. dollar sell Mexican peso	21.94	11.3	(0.4)
Buy U.S. dollar sell Philippine peso	49.05	8.2	—
Buy U.S. dollar sell Thai baht	31.08	3.2	—
Total forward contracts		$462.2	$5.2

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2021, the aggregate annual maturities of the 2018 Credit Facility were expected to be $15.5 million for the remainder of 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $1,025.2 million for 2025. As of March 31, 2021, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $247.5 million, $728.9 million, and $150.0 million, respectively, and the carrying values were $247.2 million, $724.5 million, and $150.0 million, respectively. As of December 31, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $251.9 million and $734.0 million, respectively, and the carrying values were $250.5 million and $726.0 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2020. The 2018 Credit Facility bears variable interest rates, and as of March 31, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.78% and 3.39%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of March 31, 2021 and December 31, 2020, we recorded liabilities at fair value of $0.8 million and $1.0 million, respectively, relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase by approximately $10.3 million or decrease by approximately $1.1 million, respectively. The variable interest rates payable under our 2018 Credit Facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of March 31, 2021, the fair value of the liability component of the 2024 Convertible Notes was approximately $547.5 million and the carrying value was $466.8 million. As of December 31, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $541.8 million and the carrying value was $460.6 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of March 31, 2021, the fair value of the 2025 Notes was approximately $654.6 million and the carrying value was $593.2 million. As of December 31, 2020, the fair value of the 2025 Notes was approximately $656.3 million and the carrying value was $592.9 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $8.8 million or increase by approximately $8.9 million, respectively.

As of March 31, 2021, the fair value of the 2026 Notes was approximately $420.2 million and the carrying value was $396.0 million. As of December 31, 2020, the fair value of the 2026 Notes was approximately $425.0 million and the carrying value was $395.9 million. The 2026 Notes pay interest at a fixed rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The 2026 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease or increase by approximately $1.6 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures, or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among other, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See discussion under Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

We believe the COVID-19 pandemic could have an adverse impact on the pipeline of new Members and our Member turnover rate, and may impact our future net sales. See the COVID-19 Pandemic and Sales by Geographic Region sections in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of the impacts of the COVID-19 pandemic on our business and results of operations. For additional information regarding sales leader retention rates, see Part I, Item 1, Business, of our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K.

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

We are subject to extensive federal, state, local, and foreign laws, rules, and regulations that regulate our business, products, direct sales channel, and network marketing plan. See the Regulation section of Part I, Item 1, Business, of the 2020 10-K for additional information. While we have implemented policies and procedures designed to govern Member conduct and to protect the goodwill associated with Herbalife Nutrition, it can be difficult to enforce these policies and procedures because of our large number of Members and their status as independent contractors and because our policies and procedures differ by jurisdiction as a result of varying local legal requirements. In addition, although we train our Members and attempt to monitor our Members’ marketing materials, we cannot ensure that our Members will comply with applicable legal requirements or our policies and procedures or that such marketing materials or other Member practices comply with applicable laws, rules, and regulations. It is possible that a court could hold us liable for the actions of our Members, which could materially harm our business, financial condition, and operating results.

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

Adverse publicity relating to us has had, and could again have, a negative effect on our ability to attract, motivate, and retain Members, and on our share price. For example, the resulting adverse publicity from the 1986 permanent injunction entered in California caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. See also the risk factor titled “Our share price may be adversely affected by third parties who raise allegations about our Company.” We expect that adverse publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

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

The COVID-19 pandemic is also adversely affecting the economies and financial markets of many countries, causing a significant deceleration of economic activity. This slowdown has reduced production, decreased demand for a broad variety of goods and services, diminished trade levels and led to widespread corporate downsizing, causing a sharp increase in unemployment. We have also seen significant disruption of and extreme volatility in the global capital markets, which could increase the cost of, or entirely restrict access to, capital. Further, while some countries have progressed in distributing COVID-19 vaccines to the general population, most countries have limited to no access to vaccines at this time. To the extent the global supply of vaccine remains limited, government restrictions in the countries with limited to no access may persist or increase and economic activity may remain at depressed levels in those countries or regions.

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

Our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personally identifiable information of our Members, customers, leads, vendors, and employees in various information technology systems that we maintain and in those maintained by third parties with which we interact. Anyone who is able to circumvent our security measures or those of our third-party service providers could misappropriate such confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our information technology infrastructure or otherwise damage our business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could result in legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and operating results and our reputation as a brand, business partner, and employer. In addition, employee error or malfeasance or other errors in the storage, use, or transmission of any such information could result in disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Member, customer, and vendor information, including credit card banking information, these risks are heightened. In addition, our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. See also the risk factor titled “We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.”

In addition, the use and handling of certain types of information, including personally identifiable and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the European Union General Data Protection Regulation, which became effective in May 2018, the Brazil Law on General Data Protection, which became effective in September 2020, the California Consumer Privacy Act, or the CCPA, which became effective in January 2020, and the European Union Payment Services Directive 2, which became effective in January 2021 and requires stronger customer authentication for online transactions in that region. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personally identifiable and financial information of our customers and Members and could present technological challenges and negatively impact our sales. These privacy and data security laws, rules, and regulations are increasing in their complexity, enactment, and amendments. As such, compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance burden and risk and increased costs for us. If we fail to comply with these privacy and data security laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.

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

Our Members are subject to certain taxation, and in some instances, we are required to collect taxes from our Members, such as value-added tax, or VAT, and social contributions, and to maintain appropriate records. In addition, if local laws, rules, and regulations or their interpretation change to require us to treat our Members as employees, or if our Members are deemed by regulatory authorities to be our employees rather than independent contractors, in any such jurisdictions we may be held responsible for additional compensation, social security or similar contributions, withholding, and related taxes, and workers’ compensation insurance, plus any related assessments and penalties, which could materially harm our financial condition and operating results. Our Members could face similar risks with respect to other Members in their sales organizations who may claim they are employees of that Member rather than independent contractors or independent business owners, which could impact their sales operations or lead them to cease their participation in our network marketing program. For example, California passed legislation, taking effect January 1, 2020, which seeks to expand the classification of employees. Other states may propose similar legislation or interpret existing laws, rules, and regulations to expand the classification of employees. Although the California legislation provides an exemption for direct sellers, there can be no assurance that other jurisdictions will provide such an exemption or that judicial or regulatory authorities will not assert interpretations that would mandate that we change our classification. See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a more specific discussion of contingencies related to the activities of our Members.

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

Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, as well as by economic and political tensions between governments. For example, tariffs enacted by the United States and other foreign governments, such as China or Mexico, that apply to our products or our ingredients may have an adverse impact on the costs and future sales of our products, particularly if we deem it necessary to increase product prices. In addition, our compliance with anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate. See the risk factor titled “We are subject to the anti-bribery, laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.”

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

If the United States Internal Revenue Service, or the IRS, or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, and sales and use and other taxes, we could become subject to higher taxes and may increase product prices in certain jurisdictions accordingly. The imposition of new taxes, even pass-through taxes such as VAT could result in increased product prices in certain jurisdictions. Any increases in prices could adversely affect product demand and therefore could have a negative impact on our business, financial condition, and operating results. From time to time, we are a party to various regulatory proceedings related to compliance with applicable tax regulations, including audits, examinations, and investigations. We are currently subject to ongoing audits that are at various levels of review, assessment, or appeal in a number of jurisdictions involving issues of transfer pricing, income taxes, customs duties, value added taxes, withholding taxes, and sales and use and other taxes. In some circumstances, additional taxes, interest, and penalties have been assessed. We have reserved in our consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these audits, but if we are incorrect in our assessment we may have to pay additional amounts, which could potentially be material. Ultimate resolution of these ongoing audits may take several years, and the outcome is uncertain. See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further information on contingencies relating to tax matters.

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

Direct-selling regulations in China require us to apply for various approvals to conduct direct selling in China. The process for obtaining the necessary licenses to conduct direct selling is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct-selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained, and such approvals are generally awarded on local and provincial bases. Accordingly, there can be no assurance that we will obtain additional, or maintain our existing, direct-selling licenses and approvals in China that are important to our business, which could materially and negatively impact our business, financial condition, and operating results. The approval process is guided by distinct Chinese practices and customs, and is subject to applicable laws of China and the other jurisdictions in which we operate our business, including the United States, as well as our internal policies, such as our code of ethics. There is a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with applicable requirements or violate the laws of another jurisdiction, any of which could prevent us from obtaining direct-selling licenses or other approvals or result in adverse publicity or legal or regulatory proceedings. Furthermore, we rely on certain key personnel in China, including to assist us during the approval process and to maintain our licenses, and the loss of any such key personnel could delay or hinder our ability to obtain or maintain licenses or related approvals or otherwise negatively impact our operations in China.

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

In addition, if any or all of the 2024 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our share price may decline. Furthermore, the perception that such dilution could occur may cause our share price to decline. Because the conversion rate of the 2024 Convertible Notes adjusts upward upon the occurrence of certain events, existing shareholders may experience further dilution if any or all of the 2024 Convertible Notes are converted into common shares and the currently effective adjusted conversion rate is further adjusted. For more information regarding the conversion features of our 2024 Convertible Notes, including the events that allow for early conversion and the current conversion rate, see Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

A shareholder may have a direct right of action against us where its individual rights have been, or are about to be, infringed. Our Cayman Islands counsel, Maples and Calder (Cayman) LLP, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability of such actions. In most cases, however, we would be the proper plaintiff where an action is brought to redress any loss or damage suffered by us, or based on a breach of duty owed to us, and a claim, for example, against our officers or directors, usually may not be brought by a shareholder. However, based on English authorities, which would likely be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle may apply where:

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

Further, transactions similar to a merger, reconstruction and/or an amalgamation may in some cases be achieved through means other than these statutory provisions, such as a share capital exchange, asset acquisition or control, or through contractual arrangements of an operating business.

There is uncertainty as to shareholders’ ability to enforce certain foreign civil liabilities in the Cayman Islands.

We are incorporated as an exempted company with limited liability under the laws of the Cayman Islands and a material portion of our assets are located outside of the United States.

Herbalife Nutrition Ltd. has been advised by its Cayman Islands legal counsel, Maples and Calder (Cayman) LLP, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Herbalife Nutrition Ltd. judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Herbalife Nutrition Ltd. predicated upon the civil liability provisions of the securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. ln those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign money judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud, or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2021, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $1.48 billion. The following is a summary of our repurchases of common shares during the three months ended March 31, 2021. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	12,486,993	$48.05	12,486,993	$7,900,279
February 1 — February 28	—	$—	—	$1,500,000,000
March 1 — March 31	456,236	$46.63	456,236	$1,478,725,588
	12,943,229	$48.00	12,943,229	$1,478,725,588

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

(a) None.

(b) None.

Item 6.    Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(t)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(k)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(k)
4.4

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of August 16, 2018, governing the 7.250% Senior Notes due 2026

(m)
4.5	Form of Global Note for 7.250% Senior Notes due 2026 (included as Exhibit A to Exhibit 4.4 hereto)	(m)
4.6	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(u)
4.7	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.6 hereto)	(u)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(r)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(r)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(l)
10.10#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.13#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(n)
10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	*
10.16#	Herbalife Ltd. Executive Incentive Plan	(f)
10.17	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.18#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	*
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(j)
10.21#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10.22#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(j)
10.23#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(j)
10.24#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(j)
10.25#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(j)
10.26

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

(m)

10.27#	Letter Agreement, dated July 11, 2019, by and between Michael O. Johnson and Herbalife International of America, Inc.	(o)
10.28#	Employment Agreement, dated as of October 23, 2019, by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(p)
10.29#	Employment Agreement, dated as of October 23, 2019, by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(p)
10.30

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(q)
10.31

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

(s)
10.32	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(v)
10.33	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(v)
10.34

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

(w)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL (included as Exhibit 101)	*

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

(j) Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.

(k) Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l) Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.

(m) Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n) Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.

(o) Previously filed on August 1, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and is incorporated herein by reference.

(p) Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.

(q) Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r) Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(s) Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t) Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.

(u) Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(v) Previously filed on November 5, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and is incorporated herein by reference.

(w) Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: May 4, 2021