Form 10-Q
period 2021-06-30
HERBALIFE NUTRITION LTD.
filed 2021-08-03
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of registrant’s common shares outstanding as of July 27, 2021 was 115,595,344.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$837.5	$1,045.4
Receivables, net of allowance for doubtful accounts	107.4	83.3
Inventories	538.3	501.4
Prepaid expenses and other current assets	169.0	145.7
Total current assets	1,652.2	1,775.8
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	399.3	390.2
Operating lease right-of-use assets	228.4	222.8
Marketing-related intangibles and other intangible assets, net	313.0	313.3
Goodwill	99.0	100.5
Other assets	274.8	273.5
Total assets	$2,966.7	$3,076.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$105.4	$88.7
Royalty overrides	346.4	358.2
Current portion of long-term debt	26.4	22.9
Other current liabilities	610.0	657.5
Total current liabilities	1,088.2	1,127.3
Long-term debt, net of current portion	2,752.8	2,405.5
Non-current operating lease liabilities	210.1	206.7
Other non-current liabilities	206.8	192.7
Total liabilities	4,257.9	3,932.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 106.3 million (2021) and 120.1 million (2020) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	306.1	342.3
Accumulated other comprehensive loss	(192.3)	(182.2)
Accumulated deficit	(1,076.2)	(687.4)
Treasury stock, at cost, 10.0 million (2021) and 10.0 million (2020) shares	(328.9)	(328.9)
Total shareholders’ deficit	(1,291.2)	(856.1)
Total liabilities and shareholders’ deficit	$2,966.7	$3,076.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions, except per share amounts)
Net sales	$1,552.3	$1,346.9	$3,053.9	$2,609.3
Cost of sales	323.2	272.8	637.5	518.5
Gross profit	1,229.1	1,074.1	2,416.4	2,090.8
Royalty overrides	485.8	406.9	959.8	788.1
Selling, general, and administrative expenses	505.9	480.8	1,012.6	1,029.8
Other operating income	(0.5)	(3.3)	(16.4)	(12.4)
Operating income	237.9	189.7	460.4	285.3
Interest expense, net	36.8	28.8	74.3	53.8
Other expense, net	24.6	—	24.6	—
Income before income taxes	176.5	160.9	361.5	231.5
Income taxes	32.3	45.8	69.9	70.8
Net income	$144.2	$115.1	$291.6	$160.7
Earnings per share:
Basic	$1.33	$0.84	$2.70	$1.17
Diluted	$1.31	$0.82	$2.63	$1.15
Weighted-average shares outstanding:
Basic	108.0	137.9	108.2	137.9
Diluted	110.2	140.1	110.7	140.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Net income	$144.2	$115.1	$291.6	$160.7
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $— and $(2.3) for the three months ended June 30, 2021 and 2020, respectively, and $1.5 and $(4.8) for the six months ended June 30, 2021 and 2020, respectively	12.4	17.2	(11.3)	(39.9)
Unrealized gain (loss) on derivatives, net of income taxes of $— for both the three months ended June 30, 2021 and 2020 and $— and $(0.3) for the six months ended June 30, 2021 and 2020, respectively	0.3	(0.3)	1.2	6.3
Total other comprehensive income (loss)	12.7	16.9	(10.1)	(33.6)
Total comprehensive income	$156.9	$132.0	$281.5	$127.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in millions)
Cash flows from operating activities:
Net income	$291.6	$160.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.5	49.9
Share-based compensation expenses	27.9	22.5
Non-cash interest expense	14.4	12.8
Deferred income taxes	7.3	9.7
Inventory write-downs	13.2	8.1
Foreign exchange transaction loss	9.4	7.1
Loss on extinguishment of debt	24.6	—
Other	(0.2)	1.2
Changes in operating assets and liabilities:
Receivables	(25.5)	(33.7)
Inventories	(57.0)	(19.4)
Prepaid expenses and other current assets	(29.6)	(18.4)
Accounts payable	16.8	9.5
Royalty overrides	(7.0)	29.5
Other current liabilities	(53.8)	140.3
Other	1.3	5.2
Net cash provided by operating activities	286.9	385.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(68.4)	(49.6)
Other	—	0.2
Net cash used in investing activities	(68.4)	(49.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	345.0	30.2
Principal payments on senior secured credit facility and other debt	(205.5)	(10.6)
Proceeds from senior notes	600.0	600.0
Repayment of senior notes	(420.7)	—
Debt issuance costs	(7.4)	(6.8)
Share repurchases	(733.2)	(26.0)
Other	2.0	1.6
Net cash (used in) provided by financing activities	(419.8)	588.4
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.4)	(23.4)
Net change in cash, cash equivalents, and restricted cash	(207.7)	900.6
Cash, cash equivalents, and restricted cash, beginning of period	1,054.0	847.5
Cash, cash equivalents, and restricted cash, end of period	$846.3	$1,748.1

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2020 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $88.6 million and $65.2 million as of June 30, 2021 and December 31, 2020, respectively. Substantially all credit card receivables were current as of June 30, 2021 and December 31, 2020. The Company recorded bad-debt expense related to allowances for the Company’s receivables of zero and $0.9 million during the three months ended June 30, 2021 and 2020, respectively, and $0.2 million and $1.3 million during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company’s allowance for doubtful accounts was $2.8 million and $3.3 million, respectively. As of June 30, 2021 and December 31, 2020, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2021, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2020 and any remaining such balance was not material as of June 30, 2021. Advance sales deposits are included in other current liabilities within the Company’s condensed consolidated balance sheets. See Note 13, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.8 million and $3.7 million as of June 30, 2021 and December 31, 2020, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2021, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $0.5 million and $3.3 million during the three months ended June 30, 2021 and 2020, respectively, and approximately $16.4 million and $12.4 million during the six months ended June 30, 2021 and 2020, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense, Net

During both the three and six months ended June 30, 2021, the Company recognized a $24.6 million loss on the extinguishment of the 2026 Notes (See Note 4, Long-Term Debt) in other expense, net within its condensed consolidated statements of income.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$837.5	$1,045.4
Restricted cash included in Prepaid expenses and other current assets	2.6	2.5
Restricted cash included in Other assets	6.2	6.1
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$846.3	$1,054.0

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

COVID-19 Pandemic

During March 2020, the World Health Organization characterized the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. In response to the spread of COVID-19, certain government agencies and the Company itself have mandated various measures and recommended others, in each to protect the public and the Company’s employees, which have disrupted certain areas of the Company’s business including, but not limited to, distribution and selling activities. Despite the pandemic having a negative impact in certain of the Company’s markets, the Company’s consolidated net sales was higher for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The ultimate extent and magnitude of the impact of COVID-19 is not known and could have a material adverse impact to the Company’s business and future financial condition and results of operations. Management has been and continues to actively monitor the impact of COVID-19 generally and on the Company.

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three and six months ended June 30, 2021.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2021	December 31, 2020
	(in millions)
Raw materials	$76.7	$80.1
Work in process	10.2	7.9
Finished goods	451.4	413.4
Total	$538.3	$501.4

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,117.0	$976.5
2.625% convertible senior notes due 2024, carrying value of liability component	473.0	460.6
7.875% senior notes due 2025, carrying value	593.5	592.9
7.250% senior notes due 2026, carrying value	—	395.9
4.875% senior notes due 2029, carrying value	592.4	—
Other	3.3	2.5
Total	2,779.2	2,428.4
Less: current portion	26.4	22.9
Long-term portion	$2,752.8	$2,405.5

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the March 2020 amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025; or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company's previous senior secured credit facility.

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

On December 12, 2019, the Company amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B from either the eurocurrency rate plus a margin of 3.25% or the base rate plus a margin of 2.25% to either the eurocurrency rate plus a margin of 2.75% or the base rate plus a margin of 1.75%. The Company incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, or ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the three months ended December 31, 2019.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2021 and December 31, 2020, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of June 30, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.69% and 3.39%, respectively.

During the six months ended June 30, 2021, the Company borrowed an aggregate amount of $345.0 million under the 2018 Credit Facility and repaid a total amount of $205.4 million on amounts outstanding under the 2018 Credit Facility. During the six months ended June 30, 2020, the Company borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $10.4 million on amounts outstanding under the 2018 Credit Facility. As of June 30, 2021 and December 31, 2020, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,124.4 million and $984.7 million, respectively. Of the $1,124.4 million outstanding under the 2018 Credit Facility as of June 30, 2021, $245.0 million was outstanding under the 2018 Term Loan A, $729.4 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2020. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2021 and December 31, 2020.

During the three months ended June 30, 2021 and 2020, the Company recognized $7.9 million and $8.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2021 and 2020, the Company recognized $17.2 million and $21.2 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.2 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $0.9 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2021 and December 31, 2020, the carrying value of the 2018 Term Loan A was $244.0 million and $250.5 million, respectively, and the fair value was approximately $243.9 million and $251.9 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2021 and December 31, 2020, the carrying amount of the 2018 Term Loan B was $723.0 million and $726.0 million, respectively, and the fair value was approximately $726.2 million and $734.0 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $150.0 million as of June 30, 2021 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the 2024 Convertible Notes will be settled, at the Company’s election, in cash, the Company’s common shares, or a combination thereof, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of June 30, 2021.

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

In March 2018, the $550.0 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2024 Convertible Notes remain outstanding. The effective-interest rate on the 2024 Convertible Notes is approximately 8.4% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2021, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $77.0 million, and the carrying amount of the liability component was $473.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2020, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $89.4 million, and the carrying amount of the liability component was $460.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the liability component relating to the 2024 Convertible Notes was approximately $550.5 million and $541.8 million as of June 30, 2021 and December 31, 2020, respectively.

During the three months ended June 30, 2021 and 2020, the Company recognized $9.9 million and $9.4 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $5.9 million and $5.4 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2021 and 2020, the Company recognized $19.6 million and $18.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $11.6 million and $10.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

Senior Notes due 2025

In May 2020, the Company issued $600.0 million aggregate principal amount of senior notes, or the 2025 Notes, in a private offering in the United States to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025.

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

As of June 30, 2021, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $6.5 million, and the carrying amount was $593.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2020, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $7.1 million, and the carrying amount was $592.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $653.9 million and $656.3 million as of June 30, 2021 and December 31, 2020, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2021 and 2020, the Company recognized $12.2 million and $4.3 million, respectively, of interest expense relating to the 2025 Notes, which included $0.3 million and $0.1 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2021 and 2020, the Company recognized $24.3 million and $4.3 million, respectively, of interest expense relating to the 2025 Notes, which included $0.6 million and $0.1 million, respectively, relating to amortization of debt issuance costs.

Senior Notes due 2026

In August 2018, the Company issued $400.0 million aggregate principal amount of senior notes, or the 2026 Notes, in a private offering in the United States to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2026 Notes were senior unsecured obligations which ranked effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes paid interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes were to mature on August 15, 2026.

At any time prior to August 15, 2021, the Company could have redeemed all or part of the 2026 Notes at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. In addition, at any time prior to August 15, 2021, the Company could have redeemed up to 40% of the aggregate principal amount of the 2026 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.250%, plus accrued and unpaid interest. Furthermore, at any time on or after August 15, 2021, the Company could have redeemed all or part of the 2026 Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on August 15 of the years indicated below:

Percentage
2021	103.625%
2022	101.813%
2023 and thereafter	100.000%

The 2026 Notes contained customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2026 Notes contained customary events of default.

The Company incurred approximately $5.4 million of issuance costs during the third quarter of 2018 relating to the issuance of the 2026 Notes. The $5.4 million of debt issuance costs, which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, were being amortized over the contractual term of the 2026 Notes using the effective-interest method.

In May 2021, the Company issued $600.0 million aggregate principal of new senior notes due 2029, or the 2029 Notes as described below, and subsequently used a portion of the proceeds to redeem all $400.0 million of its existing 2026 Notes for an aggregate purchase price of $428.5 million, which included $7.7 million of accrued interest. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the 2026 Notes. The Company recognized a loss on extinguishment of $24.6 million as a result, which was recorded in other expense, net within the Company’s condensed consolidated statement of income for the three months ended June 30, 2021.

As of December 31, 2020, the outstanding principal on the 2026 Notes was $400.0 million, the unamortized debt issuance costs were $4.1 million, and the carrying amount was $395.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2026 Notes was approximately $425.0 million as of December 31, 2020 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2021 and 2020, the Company recognized $4.1 million and $7.4 million, respectively, of interest expense relating to the 2026 Notes, which included $0.1 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2021 and 2020, the Company recognized $11.5 million and $14.8 million, respectively, of interest expense relating to the 2026 Notes, which included $0.2 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

Senior Notes due 2029

In May 2021, the Company issued $600.0 million aggregate principal amount of senior notes, or the 2029 Notes, in a private offering in the United States to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029.

At any time prior to June 1, 2024, the Company may redeem all or part of the 2029 Notes at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date, and accrued and unpaid interest to the redemption date. In addition, at any time prior to June 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the 2029 Notes with the proceeds of one or more equity offerings, at a redemption price equal to 104.875%, plus accrued and unpaid interest. Furthermore, at any time on or after June 1, 2024, the Company may redeem all or part of the 2029 Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Percentage
2024	102.438%
2025	101.219%
2026 and thereafter	100.000%

The 2029 Notes contain customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2029 Notes contain customary events of default.

The Company incurred approximately $7.7 million of issuance costs during the second quarter of 2021 relating to the issuance of the 2029 Notes. The $7.7 million of debt issuance costs, which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, are being amortized over the contractual term of the 2029 Notes using the effective-interest method.

As of June 30, 2021, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $7.6 million, and the carrying amount was $592.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $605.3 million as of June 30, 2021 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During both the three and six months ended June 30, 2021, the Company recognized $3.4 million of interest expense relating to the 2029 Notes, which included $0.1 million relating to amortization of debt issuance costs.

Valuation of 2024 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. The Company used similar valuation approaches to determine the subsequent fair value of the liability component only for disclosure purposes, which includes using a lattice model and (1) reviewing market data relating to its 2025 Notes, 2026 Notes, and 2029 Notes and comparable yield curves to determine its straight debt yield estimate, or (2) reviewing market data relating to publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings in order to determine its straight debt yield estimate.

Total Debt

The Company’s total interest expense was $37.8 million and $30.5 million for the three months ended June 30, 2021 and 2020, respectively, and $76.7 million and $59.4 million for the six months ended June 30, 2021 and 2020, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2021, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2021	$12.6
2022	27.8
2023	27.8
2024	584.2
2025	1,625.3
Thereafter	600.0
Total	$2,877.7

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2021, the Company had $41.7 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related letter of credit described in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment related to that period. This assessment is subject to interest and inflationary adjustments. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. On January 16, 2018, the Tax Court of Mexico issued a verdict upholding the assessment issued by the Mexican Tax Administration Service. On April 16, 2018, the Company filed an appeal of this verdict, and in July 2019, the Circuit Court issued a written verdict upholding the assessment and the judgment of the Tax Court of Mexico. On August 12, 2019, the Company filed an appeal with the Supreme Court of Mexico. On October 16, 2019, the Supreme Court of Mexico refused to hear the Company’s appeal. On October 21, 2019, the Company filed a petition with the Supreme Court of Mexico, asking them to reconsider their previous decision. On April 29, 2020, the Supreme Court of Mexico declined the Company’s second petition and the adverse verdicts of the lower courts became final. The Company previously recognized a loss of $19.0 million in selling, general, and administrative expenses within the Company’s condensed consolidated statement of income during the year ended December 31, 2019. The Company paid the assessment during the second quarter of 2021 and the case is now closed.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2021, the Company had $24.9 million of Mexico VAT related assets, of which $19.5 million was recognized in other assets and $5.4 million was recognized in prepaid expenses and other current assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $11.1 million, translated at the June 30, 2021 spot rate. The Company is currently litigating these assessments. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $29.7 million, translated at the June 30, 2021 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $12.0 million, translated at the June 30, 2021 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $7.1 million, translated at the June 30, 2021 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $10.1 million, translated at the June 30, 2021 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $5.9 million, translated at the June 30, 2021 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $14.1 million, translated at the June 30, 2021 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company's fiscal year ended March 31, 2017 and the Company has received an assessment of approximately $13.4 million, translated at the June 30, 2021 spot rate. This assessment is subject to interest and penalties adjustments. The Company is currently litigating this case. Also, the Indian income tax authorities are currently auditing the Company's fiscal year ended March 31, 2018 and the Company has received a preliminary assessment of approximately $13.9 million, translated at the June 30, 2021 spot rate. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing the Company's fiscal years ended March 31, 2013 and 2020 and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $31.4 million, translated at the June 30, 2021 spot rate. The Company has paid the assessment and has recognized these payments in other assets within its condensed consolidated balance sheet as of June 30, 2021. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict and the appeal is currently pending. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $10.3 million, translated at the June 30, 2021 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2021. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $15.9 million, translated at the June 30, 2021 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2021. The Company is currently litigating both of these assessments at the Seoul Administrative Court. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

During March 2018, the Chinese Customs Service began an audit of the Company’s Chinese importations initially covering the periods 2015 through 2017 and had subsequently expanded its audit. The Company responded to the initial questions from the Customs Service. The Custom cases are now closed and resulted in immaterial settlement amounts that were accrued in prior periods.

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

As of June 30, 2021, the Company sold products in 95 markets throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Net sales:
Primary Reporting Segment	$1,376.5	$1,137.4	$2,708.8	$2,209.9
China	175.8	209.5	345.1	399.4
Total net sales	$1,552.3	$1,346.9	$3,053.9	$2,609.3
Contribution margin(1):
Primary Reporting Segment	$585.8	$480.1	$1,151.5	$947.2
China(2)	157.5	187.1	305.1	355.5
Total contribution margin	$743.3	$667.2	$1,456.6	$1,302.7
Selling, general, and administrative expenses(2)	505.9	480.8	1,012.6	1,029.8
Other operating income	(0.5)	(3.3)	(16.4)	(12.4)
Interest expense, net	36.8	28.8	74.3	53.8
Other expense, net	24.6	—	24.6	—
Income before income taxes	176.5	160.9	361.5	231.5
Income taxes	32.3	45.8	69.9	70.8
Net income	$144.2	$115.1	$291.6	$160.7

(1) Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.

(2) Service fees to China independent service providers totaling $98.2 million and $122.2 million for the three months ended June 30, 2021 and 2020, respectively, and $193.2 million and $227.9 million for the six months ended June 30, 2021 and 2020, respectively, are included in selling, general, and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Net sales:
United States	$399.1	$375.3	$747.7	$647.2
China	175.8	209.5	345.1	399.4
Mexico	118.8	96.4	237.0	211.3
Others	858.6	665.7	1,724.1	1,351.4
Total net sales	$1,552.3	$1,346.9	$3,053.9	$2,609.3

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2020 10-K. During the six months ended June 30, 2021, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $14.6 million and $12.2 million for the three months ended June 30, 2021 and 2020, respectively, and $27.9 million and $22.5 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the total unrecognized compensation cost related to all non-vested stock awards was $105.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

The following table summarizes the activity for all stock appreciation rights, or SARs, under the Company's share-based compensation plans for the six months ended June 30, 2021:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2020(2)(3)	3,737	$27.23	4.6 years	$77.8
Granted	—	$—
Exercised(4)	(960)	$27.61
Forfeited	(17)	$23.48
Outstanding as of June 30, 2021(3)	2,760	$27.12	4.3 years	$70.7
Exercisable as of June 30, 2021(5)	2,760	$27.12	4.3 years	$70.7
Vested and expected to vest as of June 30, 2021	2,760	$27.12	4.3 years	$70.7

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.

(2) Includes less than 0.1 million market condition SARs as of December 31, 2020.

(3) Includes 0.8 million and 1.1 million performance condition SARs as of June 30, 2021 and December 31, 2020, respectively, which represents the maximum amount that can vest.

(4) Includes less than 0.1 million market condition SARs and 0.3 million performance condition SARs.

(5) Includes 0.8 million performance condition SARs.

There were no SARs granted during the three and six months ended June 30, 2021 and 2020. The total intrinsic value of SARs exercised during the three months ended June 30, 2021 and 2020 was $10.3 million and $10.1 million, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2021 and 2020 was $24.1 million and $11.7 million, respectively.

The following table summarizes the activities for all stock units under the Company's share-based compensation plans for the six months ended June 30, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2020(1)	3,068	$44.01
Granted(2)	1,503	$48.37
Vested	(803)	$43.49
Forfeited	(55)	$44.25
Outstanding and nonvested as of June 30, 2021(1)	3,713	$45.89
Expected to vest as of June 30, 2021(3)	3,252	$45.49

(1) Includes 1,141,028 and 712,596 performance-based stock unit awards as of June 30, 2021 and December 31, 2020, respectively, which represents the maximum amount that can vest.

(2) Includes 428,432 performance-based stock unit awards.

(3) Includes 753,826 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the three months ended June 30, 2021 and 2020 was $1.9 million and $1.4 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2021 and 2020 was $37.4 million and $11.0 million, respectively.

8. Income Taxes

Income taxes were $32.3 million and $45.8 million for the three months ended June 30, 2021 and 2020, respectively, and $69.9 million and $70.8 million for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate was 18.3% and 28.5% for the three months ended June 30, 2021 and 2020, respectively, and 19.4% and 30.6% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of the Company’s income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of the Company’s income and a decrease in expense from discrete events.

As of June 30, 2021, the total amount of unrecognized tax benefits, including related interest and penalties, was $69.0 million. If the total amount of unrecognized tax benefits was recognized, $45.3 million of unrecognized tax benefits, $13.0 million of interest, and $2.2 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.2 million within the next twelve months. Of this possible decrease, $0.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $8.8 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2021 and December 31, 2020, the Company recorded liabilities at fair value of $0.7 million and $1.0 million, respectively, relating to these interest rate swap agreements.

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

As of June 30, 2021 and December 31, 2020, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $53.0 million and $56.4 million, respectively. As of June 30, 2021, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2021, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $2.1 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2020, the Company recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2021 and December 31, 2020.

As of both June 30, 2021 and December 31, 2020, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of June 30, 2021, the Company had aggregate notional amounts of approximately $516.2 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2021 and 2020 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes losses relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2021 and 2020:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.7)	$(1.0)	$(0.2)	$6.3
Interest rate swaps	—	(0.3)	—	(1.5)

As of June 30, 2021, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $3.0 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2021			June 30, 2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$323.2	$505.9	$36.8	$272.8	$480.8	$28.8

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.8)	—	—	(0.9)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(0.6)	—	—	(0.7)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	0.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	—	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.1)	—	—	(0.1)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2021			June 30, 2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$637.5	$1,012.6	$74.3	$518.5	$1,029.8	$53.8

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.7)	—	—	(1.2)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.1)	—	—	(1.8)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.3)	—	—	0.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.4)	—	—	(0.1)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2021 and 2020:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$1.8	$(1.3)	$0.9	$1.7	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2021 and December 31, 2020.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of March 31, 2021	$0.1	$(328.9)	$298.7	$(205.0)	$(1,127.2)	$(1,362.3)
Issuance of 0.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			14.6			14.6
Repurchases of 1.9 common shares	—		(8.3)		(93.2)	(101.5)
Net income					144.2	144.2
Foreign currency translation adjustment, net of income taxes of $—				12.4		12.4
Unrealized gain on derivatives, net of income taxes of $—				0.3		0.3
Balance as of June 30, 2021	$0.1	$(328.9)	$306.1	$(192.3)	$(1,076.2)	$(1,291.2)

	Three Months Ended June 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of March 31, 2020	$0.1	$(328.9)	$373.0	$(263.0)	$(169.7)	$(388.5)
Issuance of 0.3 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		0.8			0.8
Additional capital from share-based compensation			12.2			12.2
Repurchases of 0.5 common shares	—		(5.3)		(16.0)	(21.3)
Net income					115.1	115.1
Foreign currency translation adjustment, net of income taxes of $(2.3)				17.2		17.2
Unrealized loss on derivatives, net of income taxes of $—				(0.3)		(0.3)
Balance as of June 30, 2020	$0.1	$(328.9)	$380.7	$(246.1)	$(70.6)	$(264.8)

Changes in shareholders’ deficit for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)
Issuance of 1.5 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		2.0			2.0
Additional capital from share-based compensation			27.9			27.9
Repurchases of 15.3 common shares	—		(66.1)		(680.4)	(746.5)
Net income					291.6	291.6
Foreign currency translation adjustment, net of income taxes of $1.5				(11.3)		(11.3)
Unrealized gain on derivatives, net of income taxes of $—				1.2		1.2
Balance as of June 30, 2021	$0.1	$(328.9)	$306.1	$(192.3)	$(1,076.2)	$(1,291.2)

	Six Months Ended June 30, 2020
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 0.7 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.6			1.6
Additional capital from share-based compensation			22.5			22.5
Repurchases of 0.6 common shares	—		(10.0)		(16.0)	(26.0)
Net income					160.7	160.7
Foreign currency translation adjustment, net of income taxes of $(4.8)				(39.9)		(39.9)
Unrealized gain on derivatives, net of income taxes of $(0.3)				6.3		6.3
Balance as of June 30, 2020	$0.1	$(328.9)	$380.7	$(246.1)	$(70.6)	$(264.8)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2021, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $1.4 billion.

During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the six months ended June 30, 2021, the Company repurchased approximately 2.3 million of its common shares through open-market purchases at an aggregate cost of approximately $119.0 million, or an average cost of $52.25 per share, and subsequently retired these shares. In total, during the six months ended June 30, 2021, the Company repurchased approximately 14.8 million of its common shares at an aggregate cost of approximately $719.0 million, or an average cost of $48.70 per share. During the six months ended June 30, 2020, the Company repurchased approximately 0.4 million of its common shares through open-market purchases at an aggregate cost of approximately $17.1 million, or an average cost of $39.27 per share, and subsequently retired these shares.

As of both June 30, 2021 and December 31, 2020, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2021 and 2020, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the six months ended June 30, 2021 and 2020, the Company’s share repurchases, inclusive of transaction costs, were $719.0 million and $17.1 million, respectively, under the Company’s share repurchase programs, and $27.5 million and $8.9 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2021 and 2020, the Company’s total share repurchases, including shares withheld for tax purposes, were $746.5 million and $26.0 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $733.2 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2021, which excludes $13.3 million of share repurchases for which payment was made subsequent to the quarter end and therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of June 30, 2021.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2021 and 2020:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2021			June 30, 2020
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(202.1)	$(2.9)	$(205.0)	$(268.7)	$5.7	$(263.0)
Other comprehensive income (loss) before reclassifications, net of tax	12.4	(0.8)	11.6	17.2	(1.3)	15.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.1	1.1	—	1.0	1.0
Total other comprehensive income (loss), net of reclassifications	12.4	0.3	12.7	17.2	(0.3)	16.9
Ending balance	$(189.7)	$(2.6)	$(192.3)	$(251.5)	$5.4	$(246.1)

(1) See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended June 30, 2021 and 2020.

Other comprehensive loss before reclassifications was net of tax benefit of $2.3 million for foreign currency translation adjustments for the three months ended June 30, 2020.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2021 and 2020:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2021			June 30, 2020
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(178.4)	$(3.8)	$(182.2)	$(211.6)	$(0.9)	$(212.5)
Other comprehensive (loss) income before reclassifications, net of tax	(11.3)	(0.2)	(11.5)	(39.9)	5.1	(34.8)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.4	1.4	—	1.2	1.2
Total other comprehensive (loss) income, net of reclassifications	(11.3)	1.2	(10.1)	(39.9)	6.3	(33.6)
Ending balance	$(189.7)	$(2.6)	$(192.3)	$(251.5)	$5.4	$(246.1)

(1) See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the six months ended June 30, 2021 and 2020.

Other comprehensive loss before reclassifications was net of tax expense of $1.5 million for foreign currency translation adjustments for the six months ended June 30, 2021.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Weighted-average shares used in basic computations	108.0	137.9	108.2	137.9
Dilutive effect of exercise of equity grants outstanding	2.2	2.2	2.5	2.2
Weighted-average shares used in diluted computations	110.2	140.1	110.7	140.1

There were an aggregate of 1.1 million and 1.8 million of equity grants, consisting of SARs and stock units, that were outstanding during the three months ended June 30, 2021 and 2020, respectively, and an aggregate of 1.1 million and 1.9 million of equity grants, consisting of SARs and stock units, that were outstanding during the six months ended June 30, 2021 and 2020, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company has the intent and ability to settle the principal amount in cash and intends to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and six months ended June 30, 2021 and 2020, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2021 and 2020. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2021 and December 31, 2020:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2021	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2020	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4.2	9.4	Prepaid expenses and other current assets
	$4.3	$9.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.1	$3.9	Other current liabilities
Interest rate swaps	0.7	1.0	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.3	3.2	Other current liabilities
	$5.1	$8.1

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2021
Foreign exchange currency contracts	$4.3	$(1.5)	$2.8
Total	$4.3	$(1.5)	$2.8
December 31, 2020
Foreign exchange currency contracts	$9.4	$(1.8)	$7.6
Total	$9.4	$(1.8)	$7.6

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2021
Foreign exchange currency contracts	$4.4	$(1.5)	$2.9
Interest rate swaps	0.7	—	0.7
Total	$5.1	$(1.5)	$3.6
December 31, 2020
Foreign exchange currency contracts	$7.1	$(1.8)	$5.3
Interest rate swaps	1.0	—	1.0
Total	$8.1	$(1.8)	$6.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2021 and December 31, 2020, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan assets of $47.0 million and $43.8 million and deferred tax assets of $87.5 million and $96.0 million as of June 30, 2021 and December 31, 2020, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Accrued compensation	$139.4	$163.8
Accrued service fees to China independent service providers	55.7	63.3
Accrued advertising, events, and promotion expenses	51.9	67.6
Current operating lease liabilities	38.3	35.5
Advance sales deposits	100.8	68.5
Income taxes payable	23.7	23.0
Other accrued liabilities	200.2	235.8
Total	$610.0	$657.5

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets include deferred compensation plan liabilities of $80.3 million and $72.3 million and deferred income tax liabilities of $40.9 million and $39.3 million as of June 30, 2021 and December 31, 2020, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2020 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

On July 30, 2021, the Company amended the 2018 Credit Facility which, among other things, increased borrowings under the 2018 Term Loan A from $245.0 million to a total of $286.2 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $282.5 million to $330.0 million; reduced the interest rate for borrowings under the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50% to, depending on the Company's total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%; and amended the commitment fee on the undrawn portion of the 2018 Revolving Credit Facility from 0.35% per annum to, depending on the Company's total leverage ratio, between 0.25% to 0.35% per annum. The applicable margin may also be subject to certain premiums or discounts tied to criteria determined by certain sustainability targets.

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

We believe our cash on hand as of June 30, 2021 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which the pandemic and its related impacts will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the second quarter and first half of 2021 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for a further discussion of risks related to the COVID-19 pandemic.

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

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% Change	June 30, 2021	June 30, 2020	% Change
	(Volume Points in millions)
North America	505.6	492.4	2.7%	971.4	848.4	14.5%
Mexico	214.7	213.5	0.6%	432.5	423.3	2.2%
South and Central America	121.1	109.1	11.0%	249.9	235.8	6.0%
EMEA	445.2	406.7	9.5%	869.7	743.4	17.0%
Asia Pacific	489.9	352.7	38.9%	980.0	762.4	28.5%
China	106.6	144.7	(26.3)%	207.4	269.3	(23.0)%
Worldwide	1,883.1	1,719.1	9.5%	3,710.9	3,282.6	13.0%

Volume Points increased 9.5% and 13.0% for the three and six months ended June 30, 2021, including a mixed impact of COVID-19 pandemic conditions across our markets, after having increased 12.4% and 9.0% for the same periods in 2020. The comparative 2021 and 2020 results by region discussed below are greatly impacted, we believe, by the significance and timing of pandemic conditions and our and our Members’ ability to respond to the conditions, which varied by region and by market within regions. Although pandemic conditions had adverse operational impacts across all markets, we believe our Members in certain markets where we have seen increased net sales and Volume Point growth for some periods were more focused on their business due to those conditions, particularly the North America region and certain EMEA markets.

We believe North America’s Volume Point increases for the second quarter and first half of 2021, which was well below the rate of increase for the prior-year quarter and somewhat below that for the prior-year first half, reflects the continuing success and expansion of our Distributors as supported by our efforts such as product line expansion and technological tools, as well as targeted communications and promotions. The rates of growth, particularly for the second quarter, have declined due largely, we believe, to base year periods that reflect enhanced motivation and focus of our Members due to pandemic conditions. We believe Mexico’s slight Volume Point increases for the second quarter and first half of 2021, after decreases for the prior-year periods, is due in part to the base period results being weakened by the initial stages of pandemic conditions.

After some years of declines, the South and Central America region saw increases in Volume Points for the second quarter and first half of 2021, despite pandemic-related continuing declines in several markets including Brazil, as we believe efforts to build a more sustainable business for our Members through a focus on daily product consumption and retailing continues to take hold in certain markets in the region.

EMEA has seen increased Volume Point growth in recent years, a result we believe of customer-oriented efforts including Member training, brand awareness, and product line expansion, as well as Member success in leveraging online approaches and new Member recruitment. The rate of growth declined for the second quarter due largely, we believe, to the base year period reflecting enhanced motivation and focus of our Members due to pandemic conditions. EMEA’s rate of growth for the first half was higher than that of 2020, as the 2020 period included results that were weakened by the initial stages of pandemic conditions.

The Asia Pacific region saw significant Volume Point increases for the second quarter and first half of 2021, continuing favorable long-term trends seen in the region and due to comparisons to base year periods that were weakened by the onset of pandemic conditions. The significant second quarter increase compared to a slight decline for the comparable 2020 period, and the significant first half increase compared to a slight increase for the 2020 period; the 2020 results were largely influenced by adverse pandemic conditions that applied to a greater portion of the second quarter of 2020 versus the first quarter, particularly in India, our largest market in the region. China saw significant Volume Point decreases for the second quarter and first half of 2021, versus strong increases for the prior-year periods. Results for the 2021 periods reflect some adverse near-term impact of efforts we are making to ultimately strengthen the consistency and sustainability of our business in China and the continuing impact on sales and training meetings of pandemic conditions and the residual effects of the Chinese government's 100-day review of the health product industry, or the Review, which concluded in April 2019. Also notable is that the growth rates for the 2020 periods were favorably impacted by weakened 2019 base periods due to disruption from Review.

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

Our “other expense, net” consists of non-operating income and expenses such as gains or losses on extinguishment of debt.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2021 were $1,552.3 million and $3,053.9 million, respectively. Net sales increased $205.4 million, or 15.2% ($205.3 million, or 15.2% excluding Venezuela), and $444.6 million, or 17.0% ($444.4 million, or 17.0% excluding Venezuela), for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 10.5% and 14.1% (10.0% and 13.5% excluding Venezuela) for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 15.2% increase in net sales for the three months ended June 30, 2021 was primarily driven by an increase in sales volume, as indicated by a 9.5% increase in Volume Points, a 4.7% favorable impact of fluctuations in foreign currency exchange rates (5.2% favorable impact excluding Venezuela), and a 3.1% favorable impact of price increases (2.6% favorable impact excluding Venezuela), partially offset by a 3.8% unfavorable impact of country sales mix. The 17.0% increase in net sales for the six months ended June 30, 2021 was primarily driven by an increase in sales volume, as indicated by a 13.0% increase in Volume Points, a 3.1% favorable impact of price increases (2.5% favorable impact excluding Venezuela), and a 3.0% favorable impact of fluctuations in foreign currency exchange rates (3.6% favorable impact excluding Venezuela), partially offset by a 2.9% unfavorable impact of country sales mix. Net sales for our Weight Management; Targeted Nutrition; and Energy, Sports, and Fitness product categories grew 11.7%, 18.6%, and 44.6%, respectively, for the three months ended June 30, 2021 as compared to the same period in 2020 and grew 13.9%, 19.7%, and 39.8%, respectively, for the six months ended June 30, 2021 as compared to the same period in 2020. See the Sales by Product Category section below.

Net income for the three and six months ended June 30, 2021 was $144.2 million, or $1.31 per diluted share, and $291.6 million, or $2.63 per diluted share, respectively. Net income increased $29.1 million, or 25.3%, and $130.9 million, or 81.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in net income for the three months ended June 30, 2021 was mainly due to $76.1 million higher contribution margin driven by higher net sales and $13.5 million lower income taxes, partially offset by $25.1 million higher selling, general, and administrative expenses, a $24.6 million loss on extinguishment of our 2026 Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $8.0 million higher interest expense, net. The increase in net income for the six months ended June 30, 2021 was mainly due to $153.9 million higher contribution margin driven by higher net sales and $17.2 million lower selling, general, and administrative expenses driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China in 2020 (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), partially offset by a $24.6 million loss on extinguishment of our 2026 Notes and $20.5 million higher interest expense, net.

Net income for the three months ended June 30, 2021 included a $24.6 million pre-tax unfavorable impact ($19.3 million post-tax) of loss on extinguishment of our 2026 Notes; a $7.4 million pre-tax favorable impact ($5.7 million post-tax) of net benefit on non-income tax items; a $5.9 million pre-tax unfavorable impact ($6.0 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); and a $4.5 million pre-tax unfavorable impact ($3.7 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods.

Net income for the six months ended June 30, 2021 included a $24.6 million pre-tax unfavorable impact ($19.3 million post-tax) of loss on extinguishment of our 2026 Notes; an $11.6 million pre-tax unfavorable impact ($11.8 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; a $9.3 million pre-tax unfavorable impact ($7.4 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $7.4 million pre-tax favorable impact ($5.7 million post-tax) of net benefit on non-income tax items; and a $1.1 million pre-tax unfavorable impact ($0.9 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2021 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2020 included a $6.1 million pre-tax unfavorable impact ($5.7 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $5.5 million pre-tax unfavorable impact ($6.0 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; and a $0.8 million unfavorable impact ($8.9 million post-tax) from expenses related to regulatory inquiries.

Net income for the six months ended June 30, 2020 included an $85.3 million unfavorable impact ($76.3 million post-tax) from expenses related to regulatory inquiries and a legal accrual, which includes $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China; an $11.9 million pre-tax unfavorable impact ($10.2 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $10.7 million pre-tax unfavorable impact ($11.3 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; and a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.8	20.3	20.9	19.9
Gross profit	79.2	79.7	79.1	80.1
Royalty overrides(1)	31.3	30.2	31.4	30.2
Selling, general, and administrative expenses(1)	32.6	35.7	33.2	39.5
Other operating income	—	(0.3)	(0.6)	(0.5)
Operating income	15.3	14.1	15.1	10.9
Interest expense, net	2.3	2.2	2.5	2.0
Other expense, net	1.6	—	0.8	—
Income before income taxes	11.4	11.9	11.8	8.9
Income taxes	2.1	3.4	2.3	2.7
Net income	9.3%	8.5%	9.5%	6.2%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,376.5 million and $2,708.8 million for the three and six months ended June 30, 2021, respectively, representing an increase of $239.1 million, or 21.0% ($239.0 million, or 21.0% excluding Venezuela), and $498.9 million, or 22.6% ($498.8 million, or 22.6% excluding Venezuela), for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 16.8% and 20.3% (16.2% and 19.6% excluding Venezuela) for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 21.0% increase in net sales for the three months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 12.8% increase in Volume Points, a 4.2% favorable impact of fluctuations in foreign currency exchange rates (4.8% favorable impact excluding Venezuela), and a 3.6% favorable impact of price increases (3.0% favorable impact excluding Venezuela). The 22.6% increase in net sales for the six months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 16.3% increase in Volume Points, a 3.7% favorable impact of price increases (2.9% favorable impact excluding Venezuela), and a 2.3% favorable impact of fluctuations in foreign currency exchange rates (3.0% favorable impact excluding Venezuela).

For a discussion of China’s net sales for the three and six months ended June 30, 2021, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $585.8 million, or 42.6% of net sales, and $1,151.5 million, or 42.5% of net sales, for the three and six months ended June 30, 2021, respectively, representing an increase of $105.7 million, or 22.0% ($105.5 million, or 22.0% excluding Venezuela), and $204.3 million, or 21.6% ($204.1 million, or 21.5% excluding Venezuela), for the three and six months ended June 30, 2021, respectively as compared to the same periods in 2020. The 22.0% increase in contribution margin for the three months ended June 30, 2021 was primarily the result of a 12.8% favorable impact of volume increases, a 5.9% favorable impact of price increases (4.9% favorable impact excluding Venezuela), and a 2.6% favorable impact of fluctuations in foreign currency exchange rates (3.6% unfavorable impact excluding Venezuela). The 21.6% increase in contribution margin for the six months ended June 30, 2021 was primarily the result of a 16.3% favorable impact of volume increases and a 5.8% favorable impact of price increases (4.7% favorable impact excluding Venezuela).

China reported contribution margin of $157.5 million and $305.1 million for the three and six months ended June 30, 2021, respectively, representing a decrease of $29.6 million, or 15.8%, and $50.4 million, or 14.2%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 15.8% decrease in contribution margin for the three months ended June 30, 2021 was primarily the result of a 26.3% unfavorable impact of volume decreases, partially offset by a 7.1% favorable impact of fluctuations in foreign currency exchange rates. The 14.2% decrease in contribution margin for the six months ended June 30, 2021 was primarily the result of a 23.0% unfavorable impact of volume decreases, partially offset by a 6.5% favorable impact of fluctuations in foreign currency exchange rates.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% Change	June 30, 2021	June 30, 2020	% Change
	(Dollars in millions)
North America	$411.3	$386.0	6.6%	$771.8	$663.7	16.3%
Mexico	118.8	96.4	23.2%	237.0	211.3	12.2%
South and Central America	86.8	70.4	23.3%	182.8	161.9	12.9%
EMEA	367.7	300.3	22.4%	721.9	559.0	29.1%
Asia Pacific	391.9	284.3	37.8%	795.3	614.0	29.5%
China	175.8	209.5	(16.1)%	345.1	399.4	(13.6)%
Worldwide	$1,552.3	$1,346.9	15.2%	$3,053.9	$2,609.3	17.0%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. We have provided to our Members enhanced technology tools for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational programs and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such programs include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members network with other Members, learn retailing, retention, and recruiting techniques from our leading Members, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with in many markets is the Member Activation Program, under which new Members, who order a modest number of Volume Points in each of their first three months, earn a prize. Our objective is to improve the quality of sales leaders by encouraging new Members to begin acquiring retail customers before attempting to qualify for sales leader status. Additionally, in certain markets we have begun to utilize the segmentation of our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we have begun using Member data to similarly categorize Members for communication and promotion efforts.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis, including such activities as weekly weigh-ins, which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of globalized DMOs include the Nutrition Club concept in Mexico, the Healthy Breakfast concept in Russia, and the Weight Loss Challenge in the United States. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, support the globalization of these initiatives.

As discussed further by market below, the Company has responded to COVID-19 pandemic conditions by adapting how it communicates with, services, and transacts with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic. The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2021 as compared to the same periods in 2020, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

We expect the impact of the COVID-19 pandemic to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. However, given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the extent to which the pandemic and its related impacts will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. See below for a more detailed discussion of the pandemic’s impact on net sales for the second quarter and first half of 2021 for each geographic region and individual market.

North America

The North America region reported net sales of $411.3 million and $771.8 million for the three and six months ended June 30, 2021, respectively. Net sales increased $25.3 million, or 6.6%, and $108.1 million, or 16.3%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 6.2% and 16.0% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 6.6% increase in net sales for the three months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 2.7% increase in Volume Points, and a 1.1% favorable impact of price increases. The 16.3% increase in net sales for the six months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 14.5% increase in Volume Points, and a 1.6% favorable impact of price increases.

Net sales in the U.S. were $399.1 million and $747.7 million for the three and six months ended June 30, 2021, respectively. Net sales increased $23.8 million, or 6.3%, and $100.5 million, or 15.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020.

Growth in the region continues to be supported by product line expansion and deployment of enhanced technology tools to support our distributors’ businesses and optimize their customers’ experiences with Herbalife. The number of active Nutrition Clubs in the region has continued to grow and the Nutrition Club DMO is a focus area for training and technological support of our Members. Our communications, promotions, and other operations in the region are targeted to our distributors, or their preferred members or retail customers as appropriate. Our promotional program is designed to encourage consistency and sustainability in our Members’ businesses. Additionally, we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members, contributing to sales volume increases for the region in recent quarters.

In response to the pandemic conditions, product distribution to our Members was temporarily altered during 2020 to allow online and phone-in orders only. Currently, one of our two major U.S. distribution centers is shipping product only, with no in-person pick-ups permitted, and our sales centers are for pick-up only, with no orders taken on-site; however, our Members’ ability to obtain product has not materially decreased. Our access points, including distribution centers and sales centers, generally allow in-person pick-up orders, with exceptions as local conditions warrant; however, our access points generally continue to not allow in-person orders. Members’ Nutrition Clubs, which represent a major DMO for the region, are operating in some areas as pick-up points for product only, and returning to traditional on-site consumption approach as local conditions allow. Nutrition Club sales volume increased versus the prior-year period, including the impact of home deliveries from Nutrition Clubs to their customers, an approach that has seen increased use as a response to the pandemic. Our Member training and promotion events, such as our Success Training Seminars and our Leadership Development Weekends, have shifted to a “virtual” online approach. Promotional activities aimed at our Members continue, though prizes that have involved travel to events have shifted to cash and other awards.

As reflected in continuing Volume Point growth for the region, we believe that our responsive efforts to pandemic conditions have been effective to date. Certain modified practices by us and our Members may prove to be lasting improvements, such as events and trainings that are offered virtually as well as in-person.

Mexico

The Mexico region reported net sales of $118.8 million and $237.0 million for the three and six months ended June 30, 2021, respectively. Net sales increased $22.4 million, or 23.2%, and $25.7 million, or 12.2%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 5.9% and 5.6% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 23.2% increase in net sales for the three months ended June 30, 2021 was primarily due to a 17.3% favorable impact of fluctuations in foreign currency exchange rates, a 4.5% favorable impact of price increases, and an increase in sales volume, as indicated by a 0.6% increase in Volume Points. The 12.2% increase in net sales for the six months ended June 30, 2021 was primarily due to a 6.6% favorable impact of fluctuations in foreign currency exchange rates, a 4.4% favorable impact of price increases, and an increase in sales volume, as indicated by a 2.2% increase in Volume Points.

Mexico saw slightly higher sales volume results for the quarter and year-to-date period versus the prior-year periods, due in part to the base period results being weakened by the initial stages of pandemic conditions. Despite ongoing pandemic conditions, business operations have continued on an adapted basis. Nearly all product access points in Mexico, both Company-operated and third party, have remained open, although in some areas Nutrition Clubs are operating under restrictions such as for product pick-up only. During March 2021 we introduced Member segmentation to the market by adding a preferred customer program option for new Members; we have seen some decline in new Members since that time which we believe is due in part to Members adapting to the segmentation.

South and Central America

The South and Central America region reported net sales of $86.8 million and $182.8 million for the three and six months ended June 30, 2021, respectively. Net sales increased $16.4 million, or 23.3% ($16.3 million, or 23.2% excluding Venezuela), and $20.9 million, or 12.9% ($20.7 million, or 12.8% excluding Venezuela), for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 33.5% and 27.6% (24.2% and 17.7% excluding Venezuela) for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 23.3% increase in net sales for the three months ended June 30, 2021 was due to a 16.1% favorable impact of price increases (6.7% favorable impact excluding Venezuela), an increase in sales volume, as indicated by an 11.0% increase in Volume Points, and a 5.5% favorable impact of sales mix, partially offset by an 10.2% unfavorable impact of fluctuations in foreign currency exchange rates (1.0% unfavorable impact excluding Venezuela). The 12.9% increase in net sales for the six months ended June 30, 2021 was due to a 14.9% favorable impact of price increases (5.1% favorable impact excluding Venezuela), an increase in sales volume, as indicated by a 6.0% increase in Volume Points, and a 5.1% favorable impact of sales mix, partially offset by a 14.7% unfavorable impact of fluctuations in foreign currency exchange rates (4.9% unfavorable impact excluding Venezuela).

The region saw sales volume increases for the quarter and year-to-date period versus the prior-year periods led by Chile and Peru, despite declines in Brazil, our largest market in the region, as markets adapted to pandemic conditions and efforts to build more sustainable business for our Members through a focus on daily product consumption and retailing take hold in certain markets in the region. We believe the region is seeing success leveraging social media, utilizing cash prize promotions, and using the weight management challenge DMO. The region is also introducing Member segmentation on a market-by-market basis by adding preferred customer program options for new Members. COVID-19 pandemic conditions continue to have an intermittent adverse impact on the region, and significantly so for certain markets in the region including Brazil. Pandemic impacts have varied by market across the region, but have included product shipping delays and suspension of product access points and Members’ Nutrition Clubs, requiring reliance on shipping product to Members’ and customers’ homes.

Net sales in Brazil were $15.5 million and $33.3 million for the three and six months ended June 30, 2021, respectively. Net sales decreased $0.1 million, or 0.2%, and $8.3 million, or 19.8%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales decreased 1.5% and 10.0% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $0.2 million and an unfavorable impact of $4.1 million on net sales for the three and six months ended June 30, 2021, respectively. Sales volumes declined in the market for the quarter and year-to-date period versus the prior-year periods. COVID-19 pandemic conditions continue in the market and have constrained our business and that of our Members, particularly the Nutrition Club DMO. Many Members’ Nutrition Clubs have closed or are not currently operating, and pandemic conditions in the country have adversely impacted sales volumes for this important DMO for the market. Home delivery is operating and is the primary distribution channel for the market, though the majority of other product access points are now open for pick-up.

Net sales in Peru were $14.1 million and $31.3 million for the three and six months ended June 30, 2021, respectively. Net sales increased $2.4 million, or 19.6%, and $3.8 million, or 13.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 32.2% and 23.7% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.5 million and $2.8 million on net sales for the three and six months ended June 30, 2021, respectively. Sales volume increases for the quarter and year-to-date period versus the prior-year periods were largely attributable to base periods weakened by the initial stages of COVID-19 pandemic conditions. The market continues to experience intermittent disruptions due to these conditions, and we have adapted our business with steps including taking orders by Internet and phone and shipping product to Member homes. Members’ Nutrition Clubs were also modified for home delivery only or are open for partial operation. We believe these adaptations to pandemic conditions, as well as Members’ success leveraging social media and using the weight management challenge DMO, have contributed to strengthened business performance.

EMEA

The EMEA region reported net sales of $367.7 million and $721.9 million for the three and six months ended June 30, 2021, respectively. Net sales increased $67.4 million, or 22.4%, and $162.9 million, or 29.1%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 14.8% and 22.8% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 22.4% increase in net sales for the three months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 9.5% increase in Volume Points, a 7.6% favorable impact of fluctuations in foreign currency exchange rates, and a 3.8% favorable impact of price increases. The 29.1% increase in net sales for the six months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 17.0% increase in Volume Points, a 6.3% favorable impact of fluctuations in foreign currency exchange rates, and a 4.0% favorable impact of price increases. Volume Points were generally higher across the region for the quarter.

During the second quarter and first half of 2021, net sales growth results versus 2020 have been mixed by market. The Volume Point growth that has been seen across the EMEA region for a number of years reflects, we believe, efforts to enhance the quality and activity of sales leaders including Member training, brand awareness, and product line expansion, as well as enhanced technology tools for ordering, business performance, and customer retailing. Additionally, we believe that pandemic conditions may have been a contributing factor in the motivation and focus of our Members in certain markets of the region and that adoption of online and virtual approaches have broadened our Members’ business reach. In addition to the major markets discussed below, strong business performance in Turkey, the United Kingdom, and Germany contributed to region net sales growth for the periods presented, partially offset by declines in South Africa.

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

Net sales in Spain were $52.7 million and $103.2 million for the three and six months ended June 30, 2021, respectively. Net sales increased $9.2 million, or 21.2%, and $27.0 million, or 35.4%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 10.7% and 23.8% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $4.6 million and $8.9 million on net sales for the three and six months ended June 30, 2021, respectively. In recent years, Spain has seen sales volume increases as it benefited from programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle and contributed to broad-based success across Member sales organizations in the market. After the first quarter of 2020 saw a small sales volume decline due to pandemic disruption, subsequent quarters have seen significant volume increases as our Members continue to adapt to pandemic conditions, such as leveraging online tools for meetings, trainings, and selling activities. The second quarter of 2021 saw a lower sales volume increase as the 2020 base period reflected greater strength. In response to pandemic conditions, we have temporarily shifted our Member support operations to primarily online activities, as well as continuing normal home delivery.

Net sales in Italy were $48.0 million and $91.6 million for the three and six months ended June 30, 2021, respectively. Net sales increased $13.3 million, or 38.3%, and $27.3 million, or 42.4%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 26.4% and 30.2% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $4.1 million and $7.8 million on net sales for the three and six months ended June 30, 2021, respectively. Sales volume increased for the quarter and year-to-date period versus the prior-year periods. After weakened performance in our business and pandemic conditions in the country contributed to a sales volume decline for the first quarter of 2020, we believe adaptation by Members to pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, have been contributing factors to our sales volume increase and strengthened performance for subsequent quarters.

Net sales in Russia were $35.9 million and $70.6 million for the three and six months ended June 30, 2021, respectively. Net sales decreased $1.1 million, or 3.1%, and $3.8 million, or 5.2%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales decreased 0.7% and increased 1.5% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.9 million and $4.9 million on net sales for the three and six months ended June 30, 2021, respectively. Russia saw a slight sales volume decline for the quarter and year-to-date period versus the prior-year periods. Members' Nutrition Clubs, a key DMO for the market, are operating primarily online due to pandemic conditions, an approach that Members are taking time to adapt to, as supported by Herbalife with new products, training, and promotion for all levels of Membership. Our sales centers are open for product pick-up, although we continue to support home delivery for the market. Product access expansion in the market has enabled growth in smaller cities. During the third quarter of 2020, we introduced Member segmentation to the market by adding a preferred customer program option for new Members. Russia had an approximate 5% price increase in September 2020.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $391.9 million and $795.3 million for the three and six months ended June 30, 2021, respectively. Net sales increased $107.6 million, or 37.8%, and $181.3 million, or 29.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 32.8% and 25.8% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 37.8% increase in net sales for the three months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 38.9% increase in Volume Points, a 5.0% favorable impact of fluctuations in foreign currency exchange rates, and a 3.5% favorable impact of price increases, partially offset by a 6.7% unfavorable impact of sales mix. The 29.5% increase in net sales for the six months ended June 30, 2021 was primarily due to an increase in sales volume, as indicated by a 28.5% increase in Volume Points, a 3.7% favorable impact of fluctuations in foreign currency exchange rates, and a 2.3% favorable impact of price increases, partially offset by a 4.3% unfavorable impact of sales mix.

Volume Point and net sales increases in recent years for most markets in the region are a result, we believe, of a customer-focused business, daily consumption DMOs including Nutrition Clubs, and ongoing product line expansion. COVID-19 pandemic conditions, such as closed sales centers and operating constraints on Members’ Nutrition Clubs, have had an intermittent adverse impact on results. Volume increases for the quarter and year-to-date period versus the prior-year periods were led by India, Vietnam, and Malaysia. Pandemic conditions contributed to volume decreases in some markets, most notably for Indonesia, for the quarter and year-to-date period.

Net sales in India were $125.5 million and $240.2 million for the three and six months ended June 30, 2021, respectively. Net sales increased $60.5 million, or 93.0%, and $91.5 million, or 61.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 87.5% and 59.7% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $3.6 million and $2.7 million on net sales for the three and six months ended June 30, 2021, respectively. Sales volumes have increased in India in recent years as we continued to expand our product line and make it easier for our Members to do business, such as by adding product access points and payment methods, and introducing a customer-direct shipping capability for our Members. Additionally, we believe adaption by our Members to pandemic-related operating constraints, such as greater use of online marketing and training tools and online Nutrition Club operation, has broadened their geographic reach enabling them to expand their businesses.

Pandemic-related operating constraints continue to be intermittent in the market, as conditions evolve by area and Indian states institute constraints as warranted. We are increasing our manufacturing capacity to continue to meet demand. We continue to take Member orders and payments online. Company locations are now open for the taking of orders and payments and pick-up of product, though home delivery volumes continue to exceed pre-pandemic levels and home delivery is becoming an important distribution channel for the market. Disruption to our collections and expenditures of cash have eased, though we continue to move transactions to electronic collection and payment for operating efficiency purposes and for Member convenience.

Regulatory restrictions on direct selling in India, including registration requirements for our distributors, have reduced the number of new distributors. We have seen a significant increase in new Preferred Members, however, since these do not have similar registration requirements. We continue to work with our distributors to adapt to regulatory changes.

Net sales in Vietnam were $67.9 million and $146.0 million for the three and six months ended June 30, 2021, respectively. Net sales increased $25.6 million, or 60.3%, and $49.7 million, or 51.6%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 58.3% and 49.9% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $0.9 million and $1.6 million on net sales for the three and six months ended June 30, 2021, respectively. Vietnam continues to see sales volume growth as sales leadership continues to focus on sustainable, consumption-oriented business practices and the number of product access points are increased. COVID-19 pandemic-related operating constraints, such as the closure of Members' Nutrition Clubs for in-person customer servicing, continue to be intermittent. We and our Members have adapted to such constraints by moving events, trainings, and product ordering online, as well as providing normal home delivery. Further changes to direct-selling regulations in the market are expected to be proposed to the government for preliminary approval in late 2021. We continue to assess and monitor these preliminary draft regulations.

Net sales in Indonesia were $38.6 million and $82.8 million for the three and six months ended June 30, 2021, respectively. Net sales decreased $0.1 million, or 0.6%, and $5.9 million, or 6.7%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales decreased 3.9% and 8.3% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $1.3 million and $1.4 million on net sales for the three and six months ended June 30, 2021, respectively. The sales volume decline for the quarter and year-to-date period versus the prior-year periods are attributable in part, we believe, to ongoing pandemic conditions. These conditions include intermittent constraints on the operating hours and capacity of our product access points. Our sales centers have continued to operate via online ordering, home delivery, and pick-up, which were already established methods for the market. Many Members’ Nutrition Clubs, the major DMO for the market, have experienced pandemic-related constraints on their activities, including limitations on operating hours and capacity. Indonesia has also seen an adverse macroeconomic impact of the pandemic. Additionally, in conjunction with new online license application and filing requirements, the government is reviewing our Marketing Plan; we continue to monitor this review.

Net sales in South Korea were $37.4 million and $68.8 million for the three and six months ended June 30, 2021, respectively. Net sales increased $6.0 million, or 19.1%, and $5.4 million, or 8.5%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales increased 9.5% and 0.4% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The fluctuation of foreign currency exchange rates had a favorable impact of $3.0 million and $5.1 million on net sales for the three and six months ended June 30, 2021, respectively. Sales volumes increased for the quarter and year-to-date period versus the prior-year periods as pandemic conditions eased somewhat and social interactions in the market such as visits to Members' Nutrition Clubs increased, and as our Members continue to adapt to virtual approaches for their businesses. Pandemic conditions continue to be intermittent with potential ongoing adverse impact on sales volumes, however, including suspension of our training facilities, constraints on Nutrition Clubs operations, and restrictions on gatherings.

China

The China region reported net sales of $175.8 million and $345.1 million for the three and six months ended June 30, 2021, respectively. Net sales decreased $33.7 million, or 16.1%, and $54.3 million, or 13.6%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. In local currency, net sales decreased 23.5% and 20.5% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The 16.1% decrease in net sales for the three months ended June 30, 2021 was primarily due to a decrease in sales volume, as indicated by a 26.3% decrease in Volume Points, partially offset by a 7.4% favorable impact of fluctuations in foreign currency exchange rates. The 13.6% decrease in net sales for the six months ended June 30, 2021 was primarily due to a decrease in sales volume, as indicated by a 23.0% decrease in Volume Points, partially offset by a 6.9% favorable impact of fluctuations in foreign currency exchange rates.

The volume declines for the quarter and year-to-date period versus the prior-year periods were attributable, we believe, to several factors including efforts we are making to ultimately strengthen the consistency and sustainability of our business in China. In December 2020 we increased the requirements for our sales representatives in China to be eligible to apply to become independent service providers. We believe this change will ultimately strengthen our business by improving the quality of our independent service providers, but as our Members acclimate to these new requirements we have seen declines in the number of new independent service providers and net sales. Also, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, are below the levels of prior years due to the ongoing effects of the COVID-19 pandemic and residual effects of the Chinese government’s 100-day review of the health product industry, which concluded in April 2019.

Ongoing focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological tools to make it easier for our Members to do business. We have also expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020	% Change	June 30, 2021	June 30, 2020	% Change
	(Dollars in millions)
Weight Management	$908.6	$813.7	11.7%	$1,792.0	$1,573.9	13.9%
Targeted Nutrition	429.4	362.0	18.6%	851.3	711.3	19.7%
Energy, Sports, and Fitness	149.8	103.6	44.6%	276.3	197.7	39.8%
Outer Nutrition	27.4	26.0	5.4%	57.8	52.3	10.5%
Literature, Promotional, and Other(1)	37.1	41.6	(10.8)%	76.5	74.1	3.2%
Total	$1,552.3	$1,346.9	15.2%	$3,053.9	$2,609.3	17.0%

(1) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for all major categories increased for the three and six months ended June 30, 2021 as compared to the same periods in 2020. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,229.1 million and $1,074.1 million for the three months ended June 30, 2021 and 2020, respectively, and $2,416.4 million and $2,090.8 million for the six months ended June 30, 2021 and 2020, respectively. Gross profit as a percentage of net sales was 79.2% and 79.7% for the three months ended June 30, 2021 and 2020, respectively, or an unfavorable net decrease of 56 basis points, and 79.1% and 80.1% for the six months ended June 30, 2021 and 2020, respectively, or an unfavorable net decrease of 100 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2021 as compared to the same period in 2020 included unfavorable changes in country mix of 67 basis points, the unfavorable impact of foreign currency fluctuations of 49 basis points (unfavorable impact of 40 basis points excluding Venezuela), and unfavorable other cost changes of 18 basis points, partially offset by the favorable impact of retail price increases of 59 basis points (favorable impact of 50 basis points excluding Venezuela), favorable cost changes of 11 basis points relating to decreased freight costs due to orders shifting toward Member pick-up versus home delivery, and the favorable impact of lower inventory write-downs of 8 basis points. There was no net impact of foreign currency fluctuations and retail price increases in Venezuela for the three months ended June 30, 2021 as compared to the same period in 2020.

The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2021 as compared to the same period in 2020 included the unfavorable impact of foreign currency fluctuations of 68 basis points (unfavorable impact of 57 basis points excluding Venezuela), unfavorable changes in country mix of 57 basis points, unfavorable cost changes of 18 basis points relating to increased freight costs due to orders shifting toward home delivery versus Member pick-up, the unfavorable impact of higher inventory write-downs of 15 basis points, and unfavorable other cost changes of 3 basis points, partially offset by the favorable impact of retail price increases of 58 basis points (favorable impact of 46 basis points excluding Venezuela) and favorable cost changes related to self-manufacturing and sourcing of 3 basis points. The net favorable impact of foreign currency fluctuations and retail price increases in Venezuela for the six months ended June 30, 2021 as compared to the same period in 2020 was 1 basis point.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $485.8 million and $406.9 million for the three months ended June 30, 2021 and 2020, respectively, and $959.8 million and $788.1 million for the six months ended June 30, 2021 and 2020, respectively. Royalty overrides as a percentage of net sales were 31.3% and 30.2% for the three months ended June 30, 2021 and 2020, respectively, and 31.4% and 30.2% for the six months ended June 30, 2021 and 2020, respectively.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $505.9 million and $480.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1,012.6 million and $1,029.8 million for the six months ended June 30, 2021 and 2020, respectively. Selling, general, and administrative expenses as a percentage of net sales were 32.6% and 35.7% for the three months ended June 30, 2021 and 2020, respectively, and 33.2% and 39.5% for the six months ended June 30, 2021 and 2020, respectively.

The increase in selling, general, and administrative expenses for the three months ended June 30, 2021 as compared to the same period in 2020 was driven by $20.5 million in higher labor and benefits costs, $12.4 million in higher Member event and promotion costs, and $7.7 million in higher professional fees, partially offset by $24.0 million in lower service fees for China independent service providers due to lower sales in China and $8.4 million in lower non-income tax expenses.

The decrease in selling, general, and administrative expenses for the six months ended June 30, 2021 as compared to the same period in 2020 was driven by $83.0 million of expenses relating to the SEC and DOJ investigations relating to the FCPA matter in China in 2020 (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), $34.7 million in lower service fees for China independent service providers due to lower sales in China, and $6.7 million in lower non-income tax expenses, partially offset by $54.7 million in higher labor and benefits costs, $19.8 million in higher Member event and promotion costs, and $15.9 million in higher professional fees.

Other Operating Income

The $0.5 million of other operating income for the three months ended June 30, 2021 consisted of $0.5 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $3.3 million of other operating income for the three months ended June 30, 2020 consisted of $3.3 million of government grant income for China.

The $16.4 million of other operating income for the six months ended June 30, 2021 consisted of $16.4 million of government grant income for China. The $12.4 million of other operating income for the six months ended June 30, 2020 consisted of $12.4 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in millions)
Interest expense	$37.8	$30.5	$76.7	$59.4
Interest income	(1.0)	(1.7)	(2.4)	(5.6)
Interest expense, net	$36.8	$28.8	$74.3	$53.8

The increase in interest expense, net for the three and six months ended June 30, 2021 as compared to the same periods in 2020 was primarily due to an increase in our overall weighted-average borrowings.

Other Expense, Net

The $24.6 million of other expense, net for both the three and six months ended June 30, 2021 consisted of a loss on the extinguishment of the 2026 Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

Income Taxes

Income taxes were $32.3 million and $45.8 million for the three months ended June 30, 2021 and 2020, respectively, and $69.9 million and $70.8 million for the six months ended June 30, 2021 and 2020, respectively. The effective income tax rate was 18.3% and 28.5% for the three months ended June 30, 2021 and 2020, respectively, and 19.4% and 30.6% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of our income and an increase in net benefits from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily due to changes in the geographic mix of our income and a decrease in expense from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $837.5 million cash and cash equivalents as of June 30, 2021 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2021 and December 31, 2020.

For the six months ended June 30, 2021, we generated $286.9 million of operating cash flow as compared to $385.0 million for the same period in 2020. The decrease in our operating cash flow was the result of $267.8 million of unfavorable changes in operating assets and liabilities, partially offset by $169.7 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $267.8 million change in operating assets and liabilities was primarily the result of unfavorable changes in other current liabilities, which included unfavorable changes in accrued compensation, accrued interest, settlement of Mexico VAT assessments, and an $83.0 million unfavorable impact of expenses related to the SEC and DOJ investigations relating to the FCPA matter in China in 2020; and unfavorable changes in inventories and royalty overrides. The $169.7 million of higher net income excluding non-cash and reconciling items was primarily driven by higher contribution margin driven by higher net sales (See Summary Financial Results above for further discussion) and lower selling, general, and administrative expenses primarily from the $83.0 million in expenses related to the SEC and DOJ investigations relating to the FCPA matter in China in 2020. The $83.0 million accrual related to the SEC and DOJ investigations had no net impact on our operating cash flow for the six months ended June 30, 2020, as it decreased our net income by $83.0 million and increased our other current liabilities within our operating cash flow by $83.0 million.

Capital expenditures, including accrued capital expenditures, were $62.2 million and $47.9 million for the six months ended June 30, 2021 and 2020, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop web-based Member tools, as well as expansion of our manufacturing and distribution facilities. We expect to incur total capital expenditures of approximately $160 million to $200 million for the full year of 2021.

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

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. Prior to the March 2020 amendment described below, the 2018 Term Loan A and 2018 Revolving Credit Facility both were to mature on August 16, 2023. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

On December 12, 2019, we amended the 2018 Credit Facility which, among other things, reduced the interest rate for borrowings under the 2018 Term Loan B. We incurred approximately $1.2 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 470, Debt, or ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. The debt issuance costs were recognized in interest expense, net within our condensed consolidated statement of income for the three months ended December 31, 2019.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2021 and December 31, 2020, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the six months ended June 30, 2021, we borrowed an aggregate amount of $345.0 million under the 2018 Credit Facility and repaid a total amount of $205.4 million on amounts outstanding under the 2018 Credit Facility. During the six months ended June 30, 2020, we borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $10.4 million on amounts outstanding under the 2018 Credit Facility. As of June 30, 2021 and December 31, 2020, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,124.4 million and $984.7 million, respectively. Of the $1,124.4 million outstanding under the 2018 Credit Facility as of June 30, 2021, $245.0 million was outstanding under the 2018 Term Loan A, $729.4 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $984.7 million outstanding under the 2018 Credit Facility as of December 31, 2020, $251.6 million was outstanding under the 2018 Term Loan A and $733.1 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2020. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.69% and 3.39%, respectively.

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

Senior Notes due 2026

In August 2018, we issued $400.0 million aggregate principal amount of senior notes due 2026, or the 2026 Notes. The 2026 Notes were senior unsecured obligations which ranked effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2026 Notes paid interest at a rate of 7.250% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on February 15, 2019. The 2026 Notes were to mature on August 15, 2026, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2026 Notes was to refinance a portion of our 2017 Credit Facility.

In May 2021, we issued $600.0 million aggregate principal of new senior notes due 2029 as described below, and subsequently used a portion of the proceeds to redeem all $400.0 million of our existing 2026 Notes for an aggregate purchase price of $428.5 million, which included $7.7 million of accrued interest. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2026 Notes.

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the 2026 Notes as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2021, the total amount of our foreign subsidiary cash and cash equivalents was $514.9 million, of which $31.7 million was invested in U.S. dollars. As of June 30, 2021, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $322.6 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Nutrition Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2020, Herbalife Nutrition Ltd. had approximately $2.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2020, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2020 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2021, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $1.4 billion.

During January 2021, we repurchased from Mr. Carl C. Icahn and certain of his affiliates (collectively, the “Icahn Parties”) an aggregate of approximately 12.5 million common shares of ours at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the six months ended June 30, 2021, we repurchased approximately 2.3 million of our common shares through open-market purchases at an aggregate cost of approximately $119.0 million, or an average cost of $52.25 per share, and subsequently retired these shares. In total, during the six months ended June 30, 2021, we repurchased approximately 14.8 million of our common shares at an aggregate cost of approximately $719.0 million, or an average cost of $48.70 per share. During the six months ended June 30, 2020, we repurchased approximately 0.4 million of our common shares through open-market purchases at an aggregate cost of approximately $17.1 million, or an average cost of $39.27 per share, and subsequently retired these shares.

As of both June 30, 2021 and December 31, 2020, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of June 30, 2021 and December 31, 2020, we had working capital of $564.0 million and $648.5 million, respectively, or a decrease of $84.5 million. The decrease was primarily due to a decrease in cash and cash equivalents and an increase in accounts payable, partially offset by increases in receivables, inventories, and prepaid expenses and other current assets and a decrease in other current liabilities.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of June 30, 2021.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further information regarding subsequent events.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2021, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and six months ended June 30, 2021 and 2020.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $29.7 million and $23.0 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, we had goodwill of approximately $99.0 million and $100.5 million, respectively. The decrease in goodwill during the six months ended June 30, 2021 was due to foreign currency translation adjustments. As of both June 30, 2021 and December 31, 2020, we had marketing-related intangible assets of approximately $310.0 million. No marketing-related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2021 and 2020. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2021 and December 31, 2020, the aggregate notional amounts of these contracts outstanding were approximately $53.0 million and $56.4 million, respectively. As of June 30, 2021, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2021, we recorded assets at fair value of $0.1 million and liabilities at fair value of $2.1 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2020, we recorded liabilities at fair value of $3.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2021 and December 31, 2020.

As of both June 30, 2021 and December 31, 2020, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2021:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2021
Buy British pound sell Euro	0.86	$3.5	$—
Buy Chinese yuan sell Euro	8.14	50.4	2.6
Buy Chinese yuan sell U.S. dollar	6.63	103.2	0.5
Buy Danish krone sell U.S. dollar	6.23	1.0	—
Buy Euro sell Australian dollar	1.58	5.6	—
Buy Euro sell British pound	0.86	3.7	—
Buy Euro sell Chilean peso	876.27	2.7	—
Buy Euro sell Hong Kong dollar	9.26	3.9	—
Buy Euro sell Indonesian rupiah	17,310.00	2.4	—
Buy Euro sell Japanese yen	131.56	1.4	—
Buy Euro sell Kazakhstani tenge	515.20	2.2	—
Buy Euro sell Korean won	1,350.00	2.3	—
Buy Euro sell Malaysian ringgit	4.96	18.6	(0.1)
Buy Euro sell Mexican peso	25.03	57.9	(2.4)
Buy Euro sell Peruvian nuevo sol	4.73	4.5	(0.2)
Buy Euro sell Philippine peso	58.16	1.5	—
Buy Euro sell Russian ruble	88.57	7.6	(0.1)
Buy Euro sell South African rand	17.19	14.3	(0.2)
Buy Euro sell Taiwan dollar	33.32	1.2	—
Buy Euro sell Thai baht	37.86	1.2	—
Buy Euro sell Turkish lira	10.68	3.3	—
Buy Euro sell U.S. dollar	1.20	24.9	(0.2)
Buy Euro sell Ukrainian hryvnia	32.86	1.2	—
Buy Euro sell Vietnamese dong	27,512.43	13.6	(0.1)
Buy Indonesian rupiah sell U.S. dollar	14,619.68	6.8	—
Buy Kazakhstani tenge sell Euro	506.00	1.4	—
Buy Mexican peso sell U.S. dollar	20.75	22.1	0.6
Buy Norwegian krone sell U.S. dollar	8.57	2.2	—
Buy Polish zloty sell U.S. dollar	3.80	1.0	—
Buy Russian ruble sell Euro	87.41	2.7	—
Buy Swedish krona sell U.S. dollar	8.49	2.7	—
Buy Taiwan dollar sell U.S. dollar	27.75	15.2	—
Buy U.S. dollar sell Brazilian real	5.07	2.0	—
Buy U.S. dollar sell Colombian peso	3,803.31	4.3	(0.1)
Buy U.S. dollar sell Euro	1.19	97.8	0.3
Buy U.S. dollar sell Mexican peso	21.93	10.7	(0.7)
Buy U.S. dollar sell Philippine peso	49.08	7.1	—
Buy U.S. dollar sell Thai baht	31.82	3.1	—
Buy Ukrainian hryvnia sell Euro	33.15	1.2	—
Buy Vietnamese dong sell Euro	27,310.00	3.8	—
Total forward contracts		$516.2	$(0.1)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2021, the aggregate annual maturities of the 2018 Credit Facility were expected to be $10.4 million for the remainder of 2021, $27.4 million for 2022, $27.4 million for 2023, $34.0 million for 2024, and $1,025.2 million for 2025. As of June 30, 2021, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $243.9 million, $726.2 million, and $150.0 million, respectively, and the carrying values were $244.0 million, $723.0 million, and $150.0 million, respectively. As of December 31, 2020, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $251.9 million and $734.0 million, respectively, and the carrying values were $250.5 million and $726.0 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2020. The 2018 Credit Facility bears variable interest rates, and as of June 30, 2021 and December 31, 2020, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.69% and 3.39%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of 3.48%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2021 and December 31, 2020, we recorded liabilities at fair value of $0.7 million and $1.0 million, respectively, relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase by approximately $10.2 million or decrease by approximately $1.0 million, respectively. The variable interest rates payable under our 2018 Credit Facility are linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR are requiring certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of June 30, 2021, the fair value of the liability component of the 2024 Convertible Notes was approximately $550.5 million and the carrying value was $473.0 million. As of December 31, 2020, the fair value of the liability component of the 2024 Convertible Notes was approximately $541.8 million and the carrying value was $460.6 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of June 30, 2021, the fair value of the 2025 Notes was approximately $653.9 million and the carrying value was $593.5 million. As of December 31, 2020, the fair value of the 2025 Notes was approximately $656.3 million and the carrying value was $592.9 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $7.3 million or increase by approximately $7.4 million, respectively.

As of June 30, 2021, the fair value of the 2029 Notes was approximately $605.3 million and the carrying value was $592.4 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $35.5 million or increase by approximately $26.9 million, respectively.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities and the ability of our inventories and products to move reasonably unimpeded around the world. Any material disruption caused by unforeseen or catastrophic events, such as (i) natural disasters or severe weather conditions, including fires, floods, hurricanes, volcanic eruptions, and earthquakes; (ii) power loss or shortages; (iii) telecommunications or information technology infrastructure failures; (iv) acts or threats of war, terrorism, or other armed hostilities; (v) outbreaks of contagious diseases, epidemics, and pandemics; (vi) cybersecurity incidents, including intentional or inadvertent exposure of content perceived to be sensitive data; (vii) employee misconduct or error; and/or (viii) other actions by third parties and other similar disruptions, could adversely affect our ability to conduct business and our Members’ selling activities. For example, our operations in Central America were impacted in November 2020 when Hurricanes Eta and Iota made landfall in the region. The storms created disruptions to our supply chain transportation network and our ability to import product. In addition, our distribution center in Honduras experienced flooding, which damaged or destroyed product. Furthermore, our headquarters and one of our distribution facilities and manufacturing facilities are located in Southern California, an area susceptible to fires and earthquakes. Although the events in Central America did not have a material negative impact on our operations, we cannot make assurances that any future catastrophic events will not adversely affect our ability to operate our business or our financial condition and operating results. In addition, catastrophic events may result in significant cancellations of Member orders; contribute to a general decrease in local, regional, or global economic activity; directly impact our marketing, manufacturing, financial, or logistics functions; impair our ability to meet Member demands; harm our reputation; and expose us to significant liability, losses, and legal proceedings, any of which could materially and adversely affect our business, financial condition, and operating results.

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

Any significant interruption of production at any of our manufacturing facilities or third-party contract manufacturers may materially harm our business, financial condition, and operating results. For example, natural disasters, including earthquakes, fires, hurricanes, or floods, technical issues, work stoppages, or other unforeseen or catastrophic events, that result in significant interruption of production at any of our facilities or third-party contract manufacturers could impede our ability to conduct business. While we have business continuity programs for our manufacturing facilities which contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing could be expensive and time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members, and damage our reputation, any of which could harm our business, financial condition, and operating results. Additionally, we cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including the FDA’s CGMP regulations. Our product supply contracts generally have three-year terms. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by Herbalife Nutrition, our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time-period and we have exercised this right in the past. Globally, we have over 50 contract manufacturers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Our contract manufacturers are also located in the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all, which are also driven by the effects of inflation or deflation and the overall health of the economies in which we do business. An extended interruption in the supply of our products, including any interruptions that may arise as a result of the COVID-19 pandemic, would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

Third parties may claim that products or marks that we have independently developed or licensed, or which bear certain of our trademarks, infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third-party intellectual property rights in the future and we may need to settle disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment. Defending these and other intellectual property infringement claims can be time-consuming and costly and require the attention of management. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease, or seek a license to continue, using products or marks found to be in violation of third-party intellectual property rights. A license may not be available on reasonable terms, or at all, and we may be required to develop alternative non-infringing products or marks or discontinue use of such products or marks. Any development efforts could require significant effort and expense. Any of the foregoing could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, the Organisation for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. The anticipated implementation of BEPS by non-U.S. jurisdictions in which we operate could result in changes to tax laws, rules, and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. For example, on June 5, 2021, the OECD issued a statement announcing that 130 of its 139 members had agreed upon components of two groups of proposals for global tax reform, labeled “Pillar One” and “Pillar Two.” Pillar One is focused on providing a mechanism for taxing rights more closely with market engagement (generally where people or consumers are located). Pillar Two is focused on establishing a global minimum tax rate and would apply when a country’s income tax rate is below a minimum tax rate of at least 15%. These proposals are wide ranging and could affect all multinational enterprises across all industries, including ours, by increasing our effective tax rate on earnings. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.

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

Our senior secured credit facility, or the 2018 Credit Facility, and the indentures governing the senior notes due September 1, 2025, or the 2025 Notes, and the senior notes due June 1, 2029, or the 2029 Notes, have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2021, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $1.4 billion. The following is a summary of our repurchases of common shares during the three months ended June 30, 2021. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	—	$—	—	$1,478,725,588
May 1 — May 31	275,568	$52.41	275,568	$1,464,284,264
June 1 — June 30	1,546,612	$53.87	1,546,612	$1,380,960,725
	1,822,180	$53.65	1,822,180	$1,380,960,725

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

(a) None.

(b) None.

Item 6.    Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(t)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(k)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(k)
4.4	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(u)
4.5	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.4 hereto)	(u)
4.6

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(y)
4.7	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.6 hereto)	(y)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(r)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(r)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.6#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.7#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.9#	Herbalife Ltd. Employee Stock Purchase Plan	(l)
10.10#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.12#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(f)
10.13#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(n)
10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(x)
10.16#	Herbalife Ltd. Executive Incentive Plan	(f)
10.17	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.18#	Herbalife International of America, Inc. Executive Officer Severance Plan	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(x)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(j)
10.21#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10.22#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(j)
10.23#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Independent Directors Stock Unit Award Agreement	(j)
10.24#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(j)
10.25#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(j)
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
10.35

Fourth Amendment to Credit Agreement, dated as of July 30, 2021, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Coöperatieve Rabobank U.A., New York Branch as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders and Sustainability Coordinator

(z)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL (included as Exhibit 101)	*

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

(x) Previously filed on May 4, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.

(y) Previously filed on May 20, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(z) Previously filed on July 30, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: August 3, 2021