Form 10-Q
period 2022-06-30
HERBALIFE NUTRITION LTD.
filed 2022-08-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of registrant’s common shares outstanding as of July 26, 2022 was 107,860,671.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$581.4	$601.5
Receivables, net of allowance for doubtful accounts	83.4	66.9
Inventories	554.3	575.7
Prepaid expenses and other current assets	210.9	187.7
Total current assets	1,430.0	1,431.8
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	465.7	442.1
Operating lease right-of-use assets	212.4	220.0
Marketing-related intangibles and other intangible assets, net	316.5	317.3
Goodwill	91.9	95.4
Other assets	286.0	313.2
Total assets	$2,802.5	$2,819.8
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$100.8	$92.0
Royalty overrides	348.0	363.2
Current portion of long-term debt	29.4	29.4
Other current liabilities	576.1	595.8
Total current liabilities	1,054.3	1,080.4
Long-term debt, net of current portion	2,780.8	2,733.2
Non-current operating lease liabilities	196.2	201.2
Other non-current liabilities	186.6	196.5
Total liabilities	4,217.9	4,211.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 97.8 million (2022) and 100.8 million (2021) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	185.8	318.1
Accumulated other comprehensive loss	(243.1)	(211.8)
Accumulated deficit	(1,029.3)	(1,169.0)
Treasury stock, at cost, 10.0 million (2022) and 10.0 million (2021) shares	(328.9)	(328.9)
Total shareholders’ deficit	(1,415.4)	(1,391.5)
Total liabilities and shareholders’ deficit	$2,802.5	$2,819.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions, except per share amounts)
Net sales	$1,392.7	$1,552.3	$2,728.5	$3,053.9
Cost of sales	315.8	323.2	622.9	637.5
Gross profit	1,076.9	1,229.1	2,105.6	2,416.4
Royalty overrides	452.9	485.8	886.7	959.8
Selling, general, and administrative expenses	470.0	505.9	924.9	1,012.6
Other operating income	(1.8)	(0.5)	(14.9)	(16.4)
Operating income	155.8	237.9	308.9	460.4
Interest expense, net	31.7	36.8	61.4	74.3
Other expense, net	—	24.6	—	24.6
Income before income taxes	124.1	176.5	247.5	361.5
Income taxes	37.6	32.3	62.8	69.9
Net income	$86.5	$144.2	$184.7	$291.6
Earnings per share:
Basic	$0.88	$1.33	$1.86	$2.70
Diluted	$0.88	$1.31	$1.84	$2.63
Weighted-average shares outstanding:
Basic	98.2	108.0	99.1	108.2
Diluted	98.7	110.2	100.2	110.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Net income	$86.5	$144.2	$184.7	$291.6
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(0.4) and $— for the three months ended June 30, 2022 and 2021, respectively, and $(0.4) and $1.5 for the six months ended June 30, 2022 and 2021, respectively	(31.9)	12.4	(27.5)	(11.3)
Unrealized (loss) gain on derivatives, net of income taxes of $— for both the three months ended June 30, 2022 and 2021, and $— for both the six months ended June 30, 2022 and 2021	(1.2)	0.3	(3.8)	1.2
Total other comprehensive (loss) income	(33.1)	12.7	(31.3)	(10.1)
Total comprehensive income	$53.4	$156.9	$153.4	$281.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Cash flows from operating activities:
Net income	$184.7	$291.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.6	53.5
Share-based compensation expenses	26.1	27.9
Non-cash interest expense	3.3	14.4
Deferred income taxes	7.6	7.3
Inventory write-downs	16.6	13.2
Foreign exchange transaction (gain) loss	(0.7)	9.4
Loss on extinguishment of debt	—	24.6
Other	(8.7)	(0.2)
Changes in operating assets and liabilities:
Receivables	(19.3)	(25.5)
Inventories	(15.3)	(57.0)
Prepaid expenses and other current assets	(23.0)	(29.6)
Accounts payable	10.2	16.8
Royalty overrides	(9.5)	(7.0)
Other current liabilities	(13.4)	(53.8)
Other	12.1	1.3
Net cash provided by operating activities	229.3	286.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(75.9)	(68.4)
Other	0.1	—
Net cash used in investing activities	(75.8)	(68.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	159.0	345.0
Principal payments on senior secured credit facility and other debt	(173.7)	(205.5)
Proceeds from senior notes	—	600.0
Repayment of senior notes	—	(420.7)
Debt issuance costs	—	(7.4)
Share repurchases	(146.5)	(733.2)
Other	2.2	2.0
Net cash used in financing activities	(159.0)	(419.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15.0)	(6.4)
Net change in cash, cash equivalents, and restricted cash	(20.5)	(207.7)
Cash, cash equivalents, and restricted cash, beginning of period	610.4	1,054.0
Cash, cash equivalents, and restricted cash, end of period	$589.9	$846.3

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K. Operating results for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $65.6 million and $53.0 million as of June 30, 2022 and December 31, 2021, respectively. Substantially all credit card receivables were current as of June 30, 2022 and December 31, 2021. The Company recorded bad-debt expense related to allowances for the Company’s receivables of $0.1 million and zero during the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $2.7 million and $2.5 million, respectively. As of June 30, 2022 and December 31, 2021, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2022, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2021 and any remaining such balance was not material as of June 30, 2022. Advance sales deposits are included in other current liabilities within the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.6 million and $3.4 million as of June 30, 2022 and December 31, 2021, respectively.

The Company’s products are grouped in five product categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through six geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the geographic regions within the Company’s Primary Reporting Segment. See Note 6, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2022, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $1.8 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and $14.9 million and $16.4 million during the six months ended June 30, 2022 and 2021, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$581.4	$601.5
Restricted cash included in Prepaid expenses and other current assets	2.5	2.6
Restricted cash included in Other assets	6.0	6.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$589.9	$610.4

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

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three and six months ended June 30, 2022.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2022	December 31, 2021
	(in millions)
Raw materials	$85.8	$81.8
Work in process	10.2	8.6
Finished goods	458.3	485.3
Total	$554.3	$575.7

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,074.9	$1,088.6
2.625% convertible senior notes due 2024, carrying value	546.1	486.0
7.875% senior notes due 2025, carrying value	594.9	594.2
4.875% senior notes due 2029, carrying value	593.2	592.8
Other	1.1	1.0
Total	2,810.2	2,762.6
Less: current portion	29.4	29.4
Long-term portion	$2,780.8	$2,733.2

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

On July 30, 2021, the Company amended the 2018 Credit Facility which, among other things, increased borrowings under the 2018 Term Loan A from $245.0 million to a total of $286.2 million; increased the total available borrowing capacity under the 2018 Revolving Credit Facility from $282.5 million to $330.0 million; reduced the interest rate for borrowings under the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50% to, depending on the Company’s total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%; and amended the commitment fee on the undrawn portion of the 2018 Revolving Credit Facility from 0.35% per annum to, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum. As a result of the amendment, the applicable margin for the 2018 Term Loan A and 2018 Revolving Credit Facility may also be subject to certain premiums or discounts tied to criteria determined by certain sustainability targets where the applicable margin may increase or decrease up to three basis points. The Company incurred approximately $1.4 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.4 million of debt issuance costs, approximately $0.8 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.6 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the third quarter of 2021.

Under the 2018 Credit Facility, borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bear interest at, depending on the Company’s total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%. As described above, the applicable margin may also be subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. Borrowings under the 2018 Term Loan B bear interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of June 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.87% and 2.62%, respectively.

During the six months ended June 30, 2022, the Company borrowed an aggregate amount of $159.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $173.5 million on amounts outstanding under the 2018 Credit Facility, which included $159.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the six months ended June 30, 2021, the Company borrowed an aggregate amount of $345.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $205.4 million on amounts outstanding under the 2018 Credit Facility, which included $195.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,080.2 million and $1,094.6 million, respectively. Of the $1,080.2 million outstanding under the 2018 Credit Facility as of June 30, 2022, $268.3 million was outstanding under the 2018 Term Loan A, $661.9 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2022 and December 31, 2021.

During the three months ended June 30, 2022 and 2021, the Company recognized $9.4 million and $7.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2022 and 2021, the Company recognized $16.9 million and $17.2 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.2 million and $0.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $0.9 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2022 and December 31, 2021, the carrying value of the 2018 Term Loan A was $267.5 million and $278.1 million, respectively, and the fair value was approximately $257.4 million and $278.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2022 and December 31, 2021, the carrying amount of the 2018 Term Loan B was $657.4 million and $660.5 million, respectively, and the fair value was approximately $635.0 million and $663.1 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $150.0 million as of both June 30, 2022 and December 31, 2021 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of June 30, 2022.

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

As of June 30, 2022, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt issuance costs were $3.9 million, and the carrying amount was $546.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $64.0 million, and the carrying amount of the liability component was $486.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $490.5 million as of June 30, 2022, and the fair value of the liability component relating to the 2024 Convertible Notes was approximately $547.4 million as of December 31, 2021.

As a result of adopting ASU 2020-06 during the first quarter of 2022, as it relates to the 2024 Convertible Notes, the Company no longer recognizes non-cash interest expense relating to the debt discount. During the three months ended June 30, 2022 and 2021, the Company recognized $4.1 million and $9.9 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero and $5.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2022 and 2021, the Company recognized $8.3 million and $19.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero and $11.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.1 million and $0.8 million, respectively, relating to amortization of debt issuance costs.

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

As of June 30, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $5.1 million, and the carrying amount was $594.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $5.8 million, and the carrying amount was $594.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $545.0 million and $639.7 million as of June 30, 2022 and December 31, 2021, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2022 and 2021, the Company recognized $12.1 million and $12.2 million, respectively, of interest expense relating to the 2025 Notes, which included $0.4 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2022 and 2021, the Company recognized $24.3 million and $24.3 million, respectively, of interest expense relating to the 2025 Notes, which included $0.7 million and $0.6 million, respectively, relating to amortization of debt issuance costs.

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

During the three months ended June 30, 2021, the Company recognized $4.1 million of interest expense relating to the 2026 Notes, which included $0.1 million relating to amortization of debt issuance costs. During the six months ended June 30, 2021, the Company recognized $11.5 million of interest expense relating to the 2026 Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

As of June 30, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.8 million, and the carrying amount was $593.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $7.2 million, and the carrying amount was $592.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $415.4 million and $588.9 million as of June 30, 2022 and December 31, 2021, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2022 and 2021, the Company recognized $7.5 million and $3.4 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.1 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2022 and 2021, the Company recognized $15.0 million and $3.4 million, respectively, of interest expense relating to the 2029 Notes, which included $0.4 million and $0.1 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $33.2 million and $37.8 million for the three months ended June 30, 2022 and 2021, respectively, and $64.6 million and $76.7 million for the six months ended June 30, 2022 and 2021, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2022, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2022	$14.7
2023	29.5
2024	586.4
2025	1,600.7
2026	—
Thereafter	600.0
Total	$2,831.3

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2022, the Company had $26.1 million of issued but undrawn letters of credit or similar arrangements.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2022, the Company had $17.2 million of Mexico VAT-related assets, of which $5.2 million was recognized in prepaid expenses and other current assets and $12.0 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $4.5 million, translated at the June 30, 2022 spot rate. The Company is currently litigating these assessments and has issued a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $30.8 million, translated at the June 30, 2022 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.4 million, translated at the June 30, 2022 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.8 million, translated at the June 30, 2022 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $11.7 million, translated at the June 30, 2022 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $2.3 million, translated at the June 30, 2022 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $13.3 million, translated at the June 30, 2022 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017 and 2018 and the Company has received assessments of approximately $18.4 million, which includes interest, and $11.5 million for those respective years, translated at the June 30, 2022 spot rate. These assessments are subject to interest and penalties adjustments. The Company is currently litigating these cases. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing the Company’s fiscal years ended March 31, 2013, 2020, and 2021 and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $27.3 million, translated at the June 30, 2022 spot rate. The Company has paid the assessment and has recognized these payments in other assets within its condensed consolidated balance sheet as of June 30, 2022. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict. In May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $8.9 million, translated at the June 30, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2022. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $13.8 million, translated at the June 30, 2022 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2022. The Company is currently litigating both of these assessments at the Seoul Administrative Court. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2015 through December 2017. The total assessment for the audit period is $11.2 million, translated at the June 30, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2022. The Company is currently litigating this assessment at the Seoul Administrative Court. The Company disagrees with the assertions made in all of these assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of June 30, 2022, this amount has been adequately reserved for within the Company’s condensed consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing is set for August 15, 2022.

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

As of June 30, 2022, the Company sold products in 95 markets throughout the world and was organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Net sales:
Primary Reporting Segment	$1,289.0	$1,376.5	$2,519.2	$2,708.8
China	103.7	175.8	209.3	345.1
Total net sales	$1,392.7	$1,552.3	$2,728.5	$3,053.9
Contribution margin(1):
Primary Reporting Segment	$534.1	$585.8	$1,038.5	$1,151.5
China	89.9	157.5	180.4	305.1
Total contribution margin	$624.0	$743.3	$1,218.9	$1,456.6
Selling, general, and administrative expenses(1)	470.0	505.9	924.9	1,012.6
Other operating income	(1.8)	(0.5)	(14.9)	(16.4)
Interest expense, net	31.7	36.8	61.4	74.3
Other expense, net	—	24.6	—	24.6
Income before income taxes	124.1	176.5	247.5	361.5
Income taxes	37.6	32.3	62.8	69.9
Net income	$86.5	$144.2	$184.7	$291.6

(1)
Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $52.2 million and $98.2 million for the three months ended June 30, 2022 and 2021, respectively, and $106.4 million and $193.2 million for the six months ended June 30, 2022 and 2021, respectively.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Net sales:
United States	$333.5	$399.1	$650.6	$747.7
India	163.6	125.5	315.6	240.2
Mexico	123.9	118.8	242.3	237.0
China	103.7	175.8	209.3	345.1
Others	668.0	733.1	1,310.7	1,483.9
Total net sales	$1,392.7	$1,552.3	$2,728.5	$3,053.9

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2021 10-K. During the six months ended June 30, 2022, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $13.7 million and $14.6 million for the three months ended June 30, 2022 and 2021, respectively, and $26.1 million and $27.9 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the total unrecognized compensation cost related to all non-vested stock awards was $100.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

The following table summarizes the activity for all stock appreciation rights, or SARs, under the Company’s share-based compensation plans for the six months ended June 30, 2022:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2021(2)	2,622	$27.10	3.8 years	$36.3
Granted	—	$—
Exercised	(37)	$20.57
Forfeited	(176)	$23.17
Outstanding as of June 30, 2022(2)	2,409	$27.49	3.5 years	$2.5
Exercisable as of June 30, 2022(2)	2,409	$27.49	3.5 years	$2.5
Vested and expected to vest as of June 30, 2022	2,409	$27.49	3.5 years	$2.5

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.
(2)
Includes 0.8 million performance condition SARs.

There were no SARs granted during the three and six months ended June 30, 2022 and 2021. The total intrinsic value of SARs exercised during the three months ended June 30, 2022 and 2021 was $0.1 million and $10.3 million, respectively. The total intrinsic value of SARs exercised during the six months ended June 30, 2022 and 2021 was $0.4 million and $24.1 million, respectively.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the six months ended June 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2021(1)	3,400	$45.26
Granted(2)	2,069	$36.08
Vested	(792)	$48.75
Forfeited(3)	(260)	$43.28
Outstanding and nonvested as of June 30, 2022(1)	4,417	$40.46
Expected to vest as of June 30, 2022(4)	3,701	$40.22

(1)
Includes 1,378,708 and 913,388 performance-based restricted stock units as of June 30, 2022 and December 31, 2021, respectively, which represents the maximum amount that can vest.
(2)
Includes 559,430 performance-based restricted stock units.
(3)
Includes 94,110 performance-based restricted stock units
(4)
Includes 744,382 performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended June 30, 2022 and 2021 was $1.1 million and $1.9 million, respectively. The total vesting date fair value of restricted stock units which vested during the six months ended June 30, 2022 and 2021 was $33.5 million and $37.4 million, respectively.
8. Income Taxes

Income taxes were $37.6 million and $32.3 million for the three months ended June 30, 2022 and 2021, respectively, and $62.8 million and $69.9 million for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was 30.3% and 18.3% for the three months ended June 30, 2022 and 2021, respectively, and 25.4% and 19.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income and an increase in tax expense from discrete events.

As of June 30, 2022, the total amount of unrecognized tax benefits, including related interest and penalties, was $76.5 million. If the total amount of unrecognized tax benefits was recognized, $50.4 million of unrecognized tax benefits, $16.1 million of interest, and $3.6 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.0 million within the next twelve months. Of this possible decrease, $9.1 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company’s total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2022 and December 31, 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2022 and December 31, 2021, the Company recorded assets at fair value of $0.4 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

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

As of June 30, 2022 and December 31, 2021, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $67.2 million and $54.5 million, respectively. As of June 30, 2022, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2022, the Company recorded assets at fair value of $1.3 million and liabilities at fair value of $4.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2022 and December 31, 2021.

As of both June 30, 2022 and December 31, 2021, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of June 30, 2022, the Company had aggregate notional amounts of approximately $686.4 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2022 and 2021 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.4)	$(0.7)	$(4.3)	$(0.2)
Interest rate swaps	0.1	—	0.4	—

As of June 30, 2022, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $4.5 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2022			June 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$315.8	$470.0	$31.7	$323.2	$505.9	$36.8

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.8)	—	—	(0.8)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.2)	—	—	(0.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	0.7	—	—	(0.1)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	(0.1)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2022			June 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$622.9	$924.9	$61.4	$637.5	$1,012.6	$74.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.8)	—	—	(0.7)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.8)	—	—	(2.1)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	0.9	—	—	(0.3)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.2)	—	—	(0.4)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$0.1	$1.8	$(0.4)	$0.9	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2022 and December 31, 2021.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2022	$0.1	$(328.9)	$173.0	$(210.0)	$(1,087.5)	$(1,453.3)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			13.7			13.7
Repurchases of 1.1 common shares	—		(2.0)		(28.3)	(30.3)
Net income					86.5	86.5
Foreign currency translation adjustment, net of income taxes of $(0.4)				(31.9)		(31.9)
Unrealized loss on derivatives, net of income taxes of $—				(1.2)		(1.2)
Balance as of June 30, 2022	$0.1	$(328.9)	$185.8	$(243.1)	$(1,029.3)	$(1,415.4)

	Three Months Ended June 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2021	$0.1	$(328.9)	$298.7	$(205.0)	$(1,127.2)	$(1,362.3)
Issuance of 0.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			14.6			14.6
Repurchases of 1.9 common shares	—		(8.3)		(93.2)	(101.5)
Net income					144.2	144.2
Foreign currency translation adjustment, net of income taxes of $—				12.4		12.4
Unrealized gain on derivatives, net of income taxes of $—				0.3		0.3
Balance as of June 30, 2021	$0.1	$(328.9)	$306.1	$(192.3)	$(1,076.2)	$(1,291.2)

Changes in shareholders’ deficit for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2021	$0.1	$(328.9)	$318.1	$(211.8)	$(1,169.0)	$(1,391.5)
Issuance of 1.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		2.2			2.2
Additional capital from share-based compensation			26.1			26.1
Repurchases of 4.1 common shares	—		(23.9)		(122.6)	(146.5)
Net income					184.7	184.7
Foreign currency translation adjustment, net of income taxes of $(0.4)				(27.5)		(27.5)
Unrealized loss on derivatives, net of income taxes of $—				(3.8)		(3.8)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of June 30, 2022	$0.1	$(328.9)	$185.8	$(243.1)	$(1,029.3)	$(1,415.4)

	Six Months Ended June 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)
Issuance of 1.5 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		2.0			2.0
Additional capital from share-based compensation			27.9			27.9
Repurchases of 15.3 common shares	—		(66.1)		(680.4)	(746.5)
Net income					291.6	291.6
Foreign currency translation adjustment, net of income taxes of $1.5				(11.3)		(11.3)
Unrealized gain on derivatives, net of income taxes of $—				1.2		1.2
Balance as of June 30, 2021	$0.1	$(328.9)	$306.1	$(192.3)	$(1,076.2)	$(1,291.2)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2022, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $985.5 million.

During the six months ended June 30, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the six months ended June 30, 2021, the Company repurchased approximately 2.3 million of its common shares through open-market purchases at an aggregate cost of approximately $119.0 million, or an average cost of $52.25 per share, and subsequently retired these shares. In total, during the six months ended June 30, 2021, the Company repurchased approximately 14.8 million of its common shares at an aggregate cost of approximately $719.0 million, or an average cost of $48.70 per share.

As of both June 30, 2022 and December 31, 2021, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and are reflected at cost within the Company’s accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of the Company and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of the Company’s transfer agent and therefore still carry voting and other share rights related to ownership of the Company’s common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2022 and 2021, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the six months ended June 30, 2022 and 2021, the Company’s share repurchases, inclusive of transaction costs, were $131.8 million and $719.0 million, respectively, under the Company’s share repurchase programs, and $14.7 million and $27.5 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2022 and 2021, the Company’s total share repurchases, including shares withheld for tax purposes, were $146.5 million and $746.5 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets. The Company recorded $733.2 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the six months ended June 30, 2021, which excludes $13.3 million of share repurchases for which payment was made subsequent to the quarter end and therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of June 30, 2021.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2022 and 2021:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2022			June 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(207.2)	$(2.8)	$(210.0)	$(202.1)	$(2.9)	$(205.0)
Other comprehensive (loss) income before reclassifications, net of tax	(31.9)	(1.3)	(33.2)	12.4	(0.8)	11.6
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.1	0.1	—	1.1	1.1
Total other comprehensive (loss) income, net of reclassifications	(31.9)	(1.2)	(33.1)	12.4	0.3	12.7
Ending balance	$(239.1)	$(4.0)	$(243.1)	$(189.7)	$(2.6)	$(192.3)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended June 30, 2022 and 2021.

Other comprehensive loss before reclassifications was net of tax benefit of $0.4 million for foreign currency translation adjustments for the three months ended June 30, 2022.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2022 and 2021:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2022			June 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$(0.2)	$(211.8)	$(178.4)	$(3.8)	$(182.2)
Other comprehensive loss before reclassifications, net of tax	(27.5)	(3.9)	(31.4)	(11.3)	(0.2)	(11.5)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.1	0.1	—	1.4	1.4
Total other comprehensive (loss) income, net of reclassifications	(27.5)	(3.8)	(31.3)	(11.3)	1.2	(10.1)
Ending balance	$(239.1)	$(4.0)	$(243.1)	$(189.7)	$(2.6)	$(192.3)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the six months ended June 30, 2022 and 2021.

Other comprehensive loss before reclassifications was net of tax benefit of $0.4 million for foreign currency translation adjustments for the six months ended June 30, 2022.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Weighted-average shares used in basic computations	98.2	108.0	99.1	108.2
Dilutive effect of exercise of equity grants outstanding	0.5	2.2	1.1	2.5
Weighted-average shares used in diluted computations	98.7	110.2	100.2	110.7

There were an aggregate of 5.4 million and 1.1 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended June 30, 2022 and 2021, respectively, and an aggregate of 3.7 million and 1.1 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the six months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and six months ended June 30, 2022 and 2021, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2022 and 2021. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2022 and December 31, 2021:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2022	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2021	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.3	$0.3	Prepaid expenses and other current assets
Interest rate swaps	0.4	—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	10.4	6.6	Prepaid expenses and other current assets
	$12.1	$6.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.9	$1.7	Other current liabilities
Interest rate swaps	—	0.1	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.4	3.4	Other current liabilities
	$7.3	$5.2

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2022
Foreign exchange currency contracts	$11.7	$(4.5)	$7.2
Interest rate swaps	0.4	—	0.4
Total	$12.1	$(4.5)	$7.6
December 31, 2021
Foreign exchange currency contracts	$6.9	$(2.2)	$4.7
Total	$6.9	$(2.2)	$4.7

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2022
Foreign exchange currency contracts	$7.3	$(4.5)	$2.8
Total	$7.3	$(4.5)	$2.8
December 31, 2021
Foreign exchange currency contracts	$5.1	$(2.2)	$2.9
Interest rate swaps	0.1	—	0.1
Total	$5.2	$(2.2)	$3.0

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2022 and December 31, 2021, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Transformation Program

In the fourth quarter of 2021, the Company initiated the rollout of its global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. For the first phase of the Transformation Program, the Company currently expects total pre-tax expenses in the range of $25 million to $30 million through 2023, of which $3.2 million and $4.8 million was recognized in selling, general, and administrative expenses within its condensed consolidated statements of income during the three and six months ended June 30, 2022, respectively. The Company expects to complete the first phase of the Transformation Program in 2023. The Company is still assessing the scope, timing, and execution plan of the second phase of the Transformation Program, and accordingly cannot estimate the amounts to be incurred for the program in totality or when it will be completed.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	Cumulative costs incurred to date as of June 30, 2022
	(in millions)
Professional fees	$2.2	$3.7	$3.1	$3.7	$12.8
Retention and separation	1.0	—	1.7	—	4.7
Other	—	—	—	—	0.2
Total	$3.2	$3.7	$4.8	$3.7	$17.7

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2021	$2.0	$2.8	$—	$4.8
Expenses	3.1	1.7	—	4.8
Cash payments	(4.6)	(3.0)	—	(7.6)
Non-cash items and other	0.8	—	—	0.8
Balance as of June 30, 2022	$1.3	$1.5	$—	$2.8

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $39.6 million and $48.2 million and deferred tax assets of $113.6 million and $118.0 million as of June 30, 2022 and December 31, 2021, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Accrued compensation	$113.4	$171.9
Accrued service fees to China independent service providers	40.4	48.5
Accrued advertising, events, and promotion expenses	61.4	55.9
Current operating lease liabilities	39.8	42.8
Advance sales deposits	81.0	63.0
Income taxes payable	11.7	13.7
Other accrued liabilities	228.4	200.0
Total	$576.1	$595.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $68.1 million and $80.5 million and deferred income tax liabilities of $29.9 million and $30.6 million as of June 30, 2022 and December 31, 2021, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2021 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

While we continue to monitor the current global financial environment, including the impacts of the COVID-19 pandemic and inflation, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

We believe our cash on hand as of June 30, 2022 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which these factors will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the second quarter and first half of 2022 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part I, Item 1A, Risk Factors, of the 2021 10-K for a further discussion of risks related to the COVID-19 pandemic.

Other Factors Impacting Results

Global inflationary pressures and geopolitical conflict also impact our financial condition, results of operations and liquidity. Many regions are seeing significant inflation, which can impact both our cost structures and our pricing. Effective June 2022 we instituted a 10% price increase in most of our geographic markets across all product lines, with certain additional markets expected to institute this increase effective during the third quarter of 2022. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. The war in Ukraine has also impacted our results in Russia, where we have suspended product shipments. Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors.

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

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	% Change	June 30, 2022	June 30, 2021	% Change
	(Volume Points in millions)
North America	397.2	505.6	(21.4)%	800.3	971.4	(17.6)%
Mexico	205.6	214.7	(4.2)%	415.0	432.5	(4.0)%
South and Central America	105.3	121.1	(13.0)%	215.6	249.9	(13.7)%
EMEA	354.9	445.2	(20.3)%	746.6	869.7	(14.2)%
Asia Pacific	579.5	489.9	18.3%	1,098.0	980.0	12.0%
China	69.8	106.6	(34.5)%	136.7	207.4	(34.1)%
Worldwide	1,712.3	1,883.1	(9.1)%	3,412.2	3,710.9	(8.0)%

Volume Points decreased 9.1% and 8.0% for the three and six months ended June 30, 2022, respectively, after having increased 9.5% and 13.0% for the same periods in 2021. The comparative 2022 and 2021 results by region discussed below are greatly impacted, we believe, by the significance and timing of our Members’ response to and activity levels during the earlier stages of the pandemic, which varied by region and by market within regions. We believe during certain periods our Members in certain markets where we saw increased net sales and Volume Point growth for some periods were more focused on their business due to those conditions, particularly the North America region and certain EMEA markets during the second half of 2020 and first half of 2021.

North America’s Volume Point decreases for the 2022 second quarter and first half reflect largely, we believe, the comparison to a 2021 period that included record levels of sales as well as fewer new distributors and preferred customers joining our business during 2022. We believe Mexico’s Volume Point decreases for 2022, after modest increases for the prior-year periods, are due to the cumulative adverse impact of difficult economic conditions including intermittent pandemic-related constraints. We believe the South and Central America region saw a decrease in Volume Points for the 2022 periods, after increases for 2021 and despite some pull-forward effect of June 2022 price increases, due to the cumulative adverse impacts of the pandemic, as well as certain market-specific factors including political and social instability in certain markets. EMEA’s Volume Point decreases for the 2022 periods, despite some pull-forward effect of June price increases, reflect largely, we believe, the comparison to a 2021 period that included record levels of sales as well as fewer new distributors and preferred customers joining our business during 2022. The Asia Pacific region saw Volume Point increases for the 2022 periods, after more significant increases for the 2021 periods, led by growth in the India market and second quarter strength in certain other markets due, we believe, to Member purchases ahead of price increases effective or announced during June 2022. These factors offset declines elsewhere in the region due, we believe, to continuing intermittent adverse impacts of pandemic conditions. China saw continuing significant Volume Point decreases for the 2022 periods, following decreases for 2021 as well. These results in China reflect, we believe, a near-term adverse impact of strategic changes we are making to our business in China, as well as the continuing pandemic-related constraints on sales and training meetings and delivery disruption.

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

Summary Financial Results

Net sales were $1,392.7 million and $2,728.5 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $159.6 million, or 10.3%, and $325.4 million, or 10.7%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. In local currency, net sales decreased 5.9% and 6.9% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 10.3% decrease in net sales for the three months ended June 30, 2022 was primarily driven by a decrease in sales volume, as indicated by a 9.1% decrease in Volume Points, a 4.4% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.4% unfavorable impact of country sales mix, partially offset by a 5.1% favorable impact of price increases. The 10.7% decrease in net sales for the six months ended June 30, 2022 was primarily driven by a decrease in sales volume, as indicated by a 8.0% decrease in Volume Points, a 3.8% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.9% unfavorable impact of country sales mix, partially offset by a 4.1% favorable impact of price increases.

Net income was $86.5 million, or $0.88 per diluted share, and $184.7 million, or $1.84 per diluted share, for the three and six months ended June 30, 2022, respectively. Net income decreased $57.7 million, or 40.0%, and $106.9 million, or 36.7%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The decrease in net income for the three months ended June 30, 2022 was mainly due to $119.3 million lower contribution margin driven by lower net sales, partially offset by $35.9 million lower selling, general, and administrative expenses, and a $24.6 million loss on extinguishment of our 2026 Notes in 2021 (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The decrease in net income for the six months ended June 30, 2022 was mainly due to $237.7 million lower contribution margin driven by lower net sales, partially offset by $87.7 million lower selling, general, and administrative expenses, a $24.6 million loss on extinguishment of our 2026 Notes in 2021 (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and $12.9 million lower interest expense, net.

Net income for the three months ended June 30, 2022 included a $5.4 million pre-tax unfavorable impact ($4.2 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; a $3.2 million pre-tax unfavorable impact ($2.9 million post-tax) of Transformation Program expenses, primarily relating to professional fees; and a $1.6 million pre-tax unfavorable impact ($1.2 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods.

Net income for the six months ended June 30, 2022 included a $5.4 million pre-tax unfavorable impact ($4.2 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; a $4.8 million pre-tax unfavorable impact ($4.3 million post-tax) of Transformation Program expenses, primarily relating to professional fees; and a $3.3 million pre-tax unfavorable impact ($2.6 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2022 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2021 included a $24.6 million pre-tax unfavorable impact ($19.3 million post-tax) of loss on extinguishment of our 2026 Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); a $7.4 million pre-tax favorable impact ($5.7 million post-tax) of net benefit on non-income tax items; a $5.9 million pre-tax unfavorable impact ($6.0 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); a $4.5 million pre-tax unfavorable impact ($3.7 million post-tax) from expenses related to the COVID-19 pandemic; and a $3.7 million pre-tax unfavorable impact ($3.2 million post-tax) of Transformation Program expenses, primarily relating to professional fees.

Net income for the six months ended June 30, 2021 included a $24.6 million pre-tax unfavorable impact ($19.3 million post-tax) of loss on extinguishment of our 2026 Notes; an $11.6 million pre-tax unfavorable impact ($11.8 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; a $9.3 million pre-tax unfavorable impact ($7.4 million post-tax) from expenses related to the COVID-19 pandemic; a $7.4 million pre-tax favorable impact ($5.7 million post-tax) of net benefit on non-income tax items; a $3.7 million pre-tax unfavorable impact ($3.2 million post-tax) of Transformation Program expenses, primarily relating to professional fees; and a $1.1 million pre-tax unfavorable impact ($0.9 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.7	20.8	22.8	20.9
Gross profit	77.3	79.2	77.2	79.1
Royalty overrides(1)	32.5	31.3	32.5	31.4
Selling, general, and administrative expenses(1)	33.7	32.6	33.9	33.2
Other operating income	(0.1)	—	(0.5)	(0.6)
Operating income	11.2	15.3	11.3	15.1
Interest expense, net	2.3	2.3	2.2	2.5
Other expense, net	—	1.6	—	0.8
Income before income taxes	8.9	11.4	9.1	11.8
Income taxes	2.7	2.1	2.3	2.3
Net income	6.2%	9.3%	6.8%	9.5%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,289.0 million and $2,519.2 million for the three and six months ended June 30, 2022, respectively, representing a decrease of $87.5 million, or 6.4%, and $189.6 million, or 7.0%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. In local currency, net sales decreased 1.6% and 2.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 6.4% decrease in net sales for the three months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 7.5% decrease in Volume Points, and a 4.8% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.7% favorable impact of price increases. The 7.0% decrease in net sales for the six months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 6.5% decrease in Volume Points, and a 4.3% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.6% favorable impact of price increases.

For a discussion of China’s net sales for the three and six months ended June 30, 2022, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $534.1 million, or 41.4% of net sales, and $1,038.5 million, or 41.2% of net sales, for the three and six months ended June 30, 2022, respectively, representing a decrease of $51.7 million, or 8.8%, and $113.0 million, or 9.8%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 8.8% decrease in contribution margin for the three months ended June 30, 2022 was primarily the result of a 7.5% unfavorable impact of volume decreases, a 0.8% unfavorable impact of sales mix, a 5.6% unfavorable impact of foreign currency fluctuations, and a 2.5% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, partially offset by a 9.2% favorable impact of price increases. The 9.8% decrease in contribution margin for the six months ended June 30, 2022 was primarily the result of a 6.5% unfavorable impact of volume decreases, a 2.3% unfavorable impact of sales mix, a 4.4% unfavorable impact of foreign currency fluctuations, and a 2.1% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, partially offset by a 7.4% favorable impact of price increases.

China reported contribution margin of $89.9 million and $180.4 million for the three and six months ended June 30, 2022, respectively, representing a decrease of $67.6 million, or 42.9%, and $124.7 million, or 40.9%, for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 42.9% decrease in contribution margin for the three months ended June 30, 2022 was primarily the result of a 34.5% unfavorable impact of volume decreases and a 8.0% unfavorable impact of sales mix. The 40.9% decrease in contribution margin for the six months ended June 30, 2022 was primarily the result of a 34.1% unfavorable impact of volume decreases and a 6.7% unfavorable impact of sales mix.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	% Change	June 30, 2022	June 30, 2021	% Change
	(Dollars in millions)
North America	$343.5	$411.3	(16.5)%	$669.7	$771.8	(13.2)%
Mexico	123.9	118.8	4.3%	242.3	237.0	2.2%
South and Central America	81.9	86.8	(5.6)%	164.8	182.8	(9.8)%
EMEA	289.0	367.7	(21.4)%	584.0	721.9	(19.1)%
Asia Pacific	450.7	391.9	15.0%	858.4	795.3	7.9%
China	103.7	175.8	(41.0)%	209.3	345.1	(39.4)%
Worldwide	$1,392.7	$1,552.3	(10.3)%	$2,728.5	$3,053.9	(10.7)%

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

As discussed further by market below, we have responded to COVID-19 pandemic conditions by adapting how we communicate with, service, and transact with our Members, and our Members have similarly adapted their DMOs and other activities. These responsive actions and their duration have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic. The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2022 as compared to the same periods in 2021, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

We expect COVID-19 pandemic conditions to continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. In addition, global inflationary pressures and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. As described further below, effective June 2022 most of our geographic markets instituted a 10% price increase across all product lines, with certain additional markets expected to institute this increase effective during the third quarter of 2022 as described below. We generally experience increased Member demand for our products ahead of the effective date of announced price increases. This increased Member demand can positively impact our current period net sales while having an adverse effect on our subsequent period net sales, which we sometimes refer to as a pull-forward effect. We believe our geographic markets who instituted a 10% price increase generally experienced such increased demand ahead of the June 2022 price increase which may have an adverse impact to our third quarter 2022 sales volumes. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. See below for a more detailed discussion of the pandemic and price change impacts on net sales for the second quarter and first half of 2022 for each geographic region and individual market.

North America

The North America region reported net sales of $343.5 million and $669.7 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $67.8 million, or 16.5%, and $102.1 million, or 13.2%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 16.4% and 13.2% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 16.5% decrease in net sales for the three months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 21.4% decrease in Volume Points, partially offset by a 6.5% favorable impact of price increases. The 13.2% decrease in net sales for the six months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 17.6% decrease in Volume Points, partially offset by a 4.4% favorable impact of price increases.

Net sales in the U.S. were $333.5 million and $650.6 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $65.6 million, or 16.4%, and $97.1 million, or 13.0%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021.

The volume declines for the second quarter and first half of 2022 versus the 2021 periods include the effect of comparisons to periods that saw record levels of sales for the region. We believe pandemic conditions during the second half of 2020 and first half of 2021 were a contributing factor in the motivation and focus of our Members in the region. Pandemic conditions have generally eased, however, we have subsequently seen lower levels of new Members in the region as Members work to re-establish traditional face-to-face approaches for their businesses in addition to pandemic-driven online approaches. Despite the volume decline for the first half of 2022, the region has seen growth in recent years, supported by a focus on the Nutrition Club DMO, as well as, product line expansion and deployment of enhanced technology tools and social media to support our distributors’ businesses and optimize their customers’ experiences with Herbalife Nutrition. The region saw a 10% price increase during June 2022 and a 6.8% price increase during March 2022.

Mexico

The Mexico region reported net sales of $123.9 million and $242.3 million for the three and six months ended June 30, 2022, respectively. Net sales increased $5.1 million, or 4.3%, and $5.3 million, or 2.2%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 4.3% and 2.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 4.3% increase in net sales for the three months ended June 30, 2022 was primarily due to a 8.8% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 4.2% decrease in Volume Points. The 2.2% increase in net sales for the six months ended June 30, 2022 was primarily due to a 6.8% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 4.0% decrease in Volume Points.

Although currently eased, Mexico has seen some adverse impact of intermittent pandemic-related constraints, particularly on Nutrition Club operations and Members' ability to hold in-person meetings with customers. The slight volume declines for the second quarter and first half versus the prior year periods are attributable, we believe, to the cumulative impact of several years of declines in new members and Sales Leaders, as the market faced difficult economic conditions including the pandemic constraints. The region saw a 10% price increase during June 2022 and a 7% price increase during February 2022.

South and Central America

The South and Central America region reported net sales of $81.9 million and $164.8 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $4.9 million, or 5.6%, and $18.0 million, or 9.8%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 2.9% and 6.3% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 5.6% decrease in net sales for the three months ended June 30, 2022 was due to a decrease in sales volume, as indicated by a 13.0% decrease in Volume Points, and a 2.6% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 6.8% favorable impact of price increases and a 2.6% favorable impact of timing differences between recognition of net sales and Volume Points. The 9.8% decrease in net sales for the six months ended June 30, 2022 was due to a decrease in sales volume, as indicated by a 13.7% decrease in Volume Points, and a 3.5% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 6.0% favorable impact of price increases.

Most markets in the region saw volume declines for the second quarter and first half of 2022 versus prior year periods, due in part, we believe, to a cumulative adverse impact of the operating constraints and macroeconomic impacts of the COVID-19 pandemic on Members’ activities, as well as market-specific factors including political and social instability in certain markets. The volume declines were despite some pull-forward effect of June price increases of 10% or more in virtually all markets of the region, which may have adverse impact on third quarter volumes. Sales volume declines were greatest in Brazil, our largest market in the region, Chile and Peru.

Pandemic impacts have generally eased somewhat across the region. Markets across the region are focused on building more sustainable business for our Members through daily product consumption and retailing. Efforts within the region include support for the reopening of Members’ Nutrition Clubs, promotions encouraging referrals of new Preferred Members, and utilization of cash prize promotions.

Net sales in Brazil were $15.1 million and $30.1 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $0.3 million, or 2.2%, and $3.2 million, or 9.6%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 8.9% and 14.3% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had a favorable impact of $1.0 million and $1.6 million on net sales for the three and six months ended June 30, 2022, respectively. Sales volumes declined in the market for the second quarter and first half versus the prior-year periods. COVID-19 pandemic conditions have generally eased but carry-on effects continue to impact our business adversely, particularly Nutrition Clubs, many of which in Brazil have been in central commercial areas that are still seeing reduced activity, causing declines in both the number of Clubs and their customer traffic. More broadly, the market has seen some years of negative momentum, though we continue to support our Members in ways such as efforts to broaden Members’ Nutrition Clubs away from central commercial areas and working with Member leadership to identify best practices for replication within the market.

Net sales in Peru were $13.6 million and $26.9 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $0.4 million, or 3.1%, and $4.3 million, or 13.9%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 4.5% and 12.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had a favorable impact of $0.2 million and an unfavorable impact of $0.4 million on net sales for the three and six months ended June 30, 2022, respectively. Sales volume decreased for the second quarter and first half versus the prior year periods. Though pandemic conditions have eased in the market, Members are working to establish a balance of face-to-face and virtual approaches for their businesses. The market continues to experience political and economic uncertainty.

EMEA

The EMEA region reported net sales of $289.0 million and $584.0 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $78.7 million, or 21.4%, and $137.9 million, or 19.1%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 10.3% and 8.6% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 21.4% decrease in net sales for the three months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 20.3% decrease in Volume Points, and a 11.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 6.3% favorable impact of price increases and a 2.3% favorable impact of country sales mix. The 19.1% decrease in net sales for the six months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 14.2% decrease in Volume Points, and a 10.5% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.1% favorable impact of price increases.

The EMEA volume declines for the second quarter and first half of 2022 versus the 2021 periods include the effect of comparison to periods that saw record levels of sales for the region. Although pandemic conditions have had adverse operational impacts, we believe during the second half of 2020 and first half of 2021 those conditions were a contributing factor in the motivation and focus of our Members in certain markets. Pandemic conditions have generally eased in the region, though we continue to see lower levels of new Members as members work to establish hybrid approaches to their business involving both traditional face-to-face and online methods. Political and economic uncertainty across much of the region also appears to be hindering business recovery. Volume demand ahead of a 10% or more price increase in virtually all markets of the region during June offset the volume declines somewhat, we believe, with some expected adverse impact on volumes for the third quarter of 2022. The volume declines for the second quarter and first half were led by the Russia, Spain, Italy, and the United Kingdom.

Net sales in Spain were $41.9 million and $82.0 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $10.8 million, or 20.5%, and $21.2 million, or 20.5%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 10.0% and 12.3% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.5 million and $8.5 million on net sales for the three and six months ended June 30, 2022, respectively. The second quarter and first half of 2022 saw sales volume decreases in comparison to very strong 2021 periods. We believe adaptation by Members to pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, were contributing factors to strong sales volume through the first half of 2021. We have subsequently seen fewer new distributors joining our business. In recent years, Spain has generally seen sales volume increases as it benefited from programs of promotions and sponsorships that have raised brand awareness through healthy active lifestyle and Members’ use of social media channels increased.

Net sales in Italy were $34.9 million and $68.3 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $13.0 million, or 27.2%, and $23.3 million, or 25.5%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 17.5% and 17.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $4.6 million and $7.1 million on net sales for the three and six months ended June 30, 2022, respectively. The second quarter and first half of 2022 saw sales volume decreases in comparison to very strong 2021 periods. We believe adaptation by Members to pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, were contributing factors to strong sales volume through the first half of 2021. We have subsequently seen fewer new distributors and preferred customers joining our business.

Net sales in Russia were $23.7 million and $60.1 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $12.1 million, or 33.8%, and $10.5 million, or 14.9%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 40.7% and 7.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had a favorable impact of $2.4 million and an unfavorable impact of $5.1 million on net sales for the three and six months ended June 30, 2022, respectively. Russia has seen significant year-over-year sales volume declines for the second quarter and first half of 2022. Due to geopolitical conflict, we have suspended product shipments to the Russia market. We do not have any manufacturing operations in Russia. If we do not reinstitute product shipments, sales volume in Russia will continue to decline and eventually cease as our inventory there is depleted. We are unable to predict the duration and extent to which our suspension of product shipments to Russia and other related actions or U.S. sanctions will impact our business, financial condition, and results of operations. Russia had a 50% price increase in mid-March that was subsequently reduced to approximately 17% during the second quarter.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $450.7 million and $858.4 million for the three and six months ended June 30, 2022, respectively. Net sales increased $58.8 million, or 15.0%, and $63.1 million, or 7.9%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 20.6% and 12.0% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 15.0% increase in net sales for the three months ended June 30, 2022 was primarily due to an increase in sales volume, as indicated by a 18.3% increase in Volume Points, and a 3.2% favorable impact of price increases, partially offset by a 5.6% unfavorable impact of fluctuations in foreign currency exchange rates. The 7.9% increase in net sales for the six months ended June 30, 2022 was primarily due to an increase in sales volume, as indicated by a 12.0% increase in Volume Points, and a 3.6% favorable impact of price increases, partially offset by a 4.0% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.1% unfavorable impact of country sales mix.

The Volume Point increases for the second quarter and first half versus the prior year periods were driven by India, as well as second quarter strength in certain markets due, we believe, to Member purchases ahead of price increases effective or announced during June 2022, which offset declines in a number of other markets in the region. India did not have a price increase during the second quarter. The Member purchases ahead of the second quarter price increases in certain markets are expected to have some adverse impact on third quarter volumes. COVID-19 pandemic conditions, such as closed sales centers and operating constraints on Members’ Nutrition Clubs, were generally eased across the region during the second quarter but continue to have an intermittent adverse impact on results for some markets.

Net sales in India were $163.6 million and $315.6 million for the three and six months ended June 30, 2022, respectively. Net sales increased $38.1 million, or 30.4%, and $75.4 million, or 31.4%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 36.5% and 36.6% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $7.6 million and $12.5 million on net sales for the three and six months ended June 30, 2022, respectively. Sales volumes have increased in India in recent years as we continued to expand our product line and make it easier for our Members to do business, such as by streamlining our Member sign-up process, adding product access points and payment methods, and introducing a customer-direct shipping capability. Additionally, we believe adaption by our Members to pandemic-related operating constraints, such as greater use of online marketing and training tools and online Nutrition Club operation, has broadened their geographic reach enabling them to expand their businesses, even as Members return to traditional face-to-face approaches. Pandemic conditions in India have generally eased.

Net sales in Vietnam were $74.5 million and $148.2 million for the three and six months ended June 30, 2022, respectively. Net sales increased $6.6 million, or 9.7%, and $2.1 million, or 1.5%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 9.9% and 1.0% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.2 million and a favorable impact of $0.7 million on net sales for the three and six months ended June 30, 2022, respectively. Vietnam saw a sales volume increase for the second quarter of 2022 versus the prior-year second quarter, and a decrease for the first half of the year. The second quarter increase was driven, we believe, by Member demand ahead of a 10% price increase effective during July 2022 but announced in mid-June 2022. Pandemic-related operating constraints, such as product pick-up by appointment only and the closure of some Members’ Nutrition Clubs for in-person customer servicing, somewhat eased during the first half of 2022 but continue to be intermittent and contributed, we believe, to the first half decline in volume. Further changes to direct-selling regulations in the market are expected to receive government approval in 2022; we continue to assess and monitor these proposed regulations.

Net sales in Indonesia were $37.4 million and $82.1 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $1.2 million, or 3.0%, and $0.7 million, or 0.9%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 1.9% and increased 0.3% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $0.4 million and $0.9 million on net sales for the three and six months ended June 30, 2022, respectively. Indonesia saw a sales volume decline for the second quarter compared to the prior year period; sales volume for the first half was essentially flat. Pandemic conditions eased somewhat but continue to cause intermittent constraints on the operating hours and capacity of our product access points and Member’s Nutrition Clubs. Indonesia instituted the 10% price increase during June 2022, as well as a 3% price increase on most products in April 2022. Implementation of certain applicable licensing and filing requirements is in progress.

Net sales in South Korea were $44.7 million and $74.9 million for the three and six months ended June 30, 2022, respectively. Net sales increased $7.4 million, or 19.7%, and $6.1 million, or 8.9%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 34.9% and 20.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.7 million and $8.1 million on net sales for the three and six months ended June 30, 2022, respectively. Sales volumes increased for the second quarter and first half versus the prior year periods, driven largely, we believe, by strong Member volume demand ahead of a mid-June 10% price increase, the first price increase for the market in several years, and to a lesser extent by some easing of social distancing restrictions and by continued Member adaption to virtual approaches for their businesses, such as online training. However, pandemic conditions continue to be intermittent with potential ongoing adverse impact on sales volumes, including safety guidelines for Nutrition Clubs operations, and restrictions on gatherings.

China

The China region reported net sales of $103.7 million and $209.3 million for the three and six months ended June 30, 2022, respectively. Net sales decreased $72.1 million, or 41.0%, and $135.8 million, or 39.4%, for the three and six months ended June 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 39.7% and 39.3% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The 41.0% decrease in net sales for the three months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 34.5% decrease in Volume Points, a 7.2% unfavorable impact of sales mix mainly as a result of our determination that certain China independent service providers are now our customers for accounting purposes as a result of changes commencing January 1, 2022, (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and a 1.3% unfavorable impact of fluctuations in foreign currency exchange rates. The 39.4% decrease in net sales for the six months ended June 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 34.1% decrease in Volume Points, and a 6.0% unfavorable impact of sales mix mainly as a result of our determination that certain China independent service providers are now our customers for accounting purposes as a result of changes commencing January 1, 2022.

Volume declines for China continue to be attributable, we believe, to several factors including changes we are making that we believe will ultimately strengthen the consistency and sustainability of our business in China. In December 2020 we increased the requirements for our sales representatives in China to be eligible to apply to become independent service providers, with further modification during the third quarter of 2021. We believe these changes will ultimately strengthen our business by improving the quality of our independent service providers, but as our Members acclimate to these new requirements we have seen declines in the number of new independent service providers and net sales. Also, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, were well below the levels of prior years due to continuing pandemic-related constraints. Pandemic constraints worsened for parts of the market during the second quarter of 2022 and included disruption of product deliveries in certain cities subjected to lockdowns.

Focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological tools to make it easier for our Members to do business, encouraging a customer-based approach through DMOs such as weight management challenges, and supporting our Members’ establishment of daily consumption-oriented Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region. We are examining possible incremental pricing actions for the market in response to inflationary pressures.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2022	June 30, 2021	% Change	June 30, 2022	June 30, 2021	% Change
	(Dollars in millions)
Weight Management	$790.7	$908.6	(13.0)%	$1,552.5	$1,792.0	(13.4)%
Targeted Nutrition	402.2	429.4	(6.3)%	792.3	851.3	(6.9)%
Energy, Sports, and Fitness	149.1	149.8	(0.5)%	281.8	276.3	2.0%
Outer Nutrition	23.1	27.4	(15.7)%	46.1	57.8	(20.2)%
Literature, Promotional, and Other(1)	27.6	37.1	(25.6)%	55.8	76.5	(27.1)%
Total	$1,392.7	$1,552.3	(10.3)%	$2,728.5	$3,053.9	(10.7)%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the majority of product categories decreased for the three and six months ended June 30, 2022 as compared to the same periods in 2021. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,076.9 million and $1,229.1 million for the three months ended June 30, 2022 and 2021, respectively, and $2,105.6 million and $2,416.4 million for the six months ended June 30, 2022 and 2021, respectively. Gross profit as a percentage of net sales was 77.3% and 79.2% for the three months ended June 30, 2022 and 2021, respectively, or an unfavorable net decrease of 186 basis points, and 77.2% and 79.1% for the six months ended June 30, 2022 and 2021, respectively, or an unfavorable net decrease of 196 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2022 as compared to the same period in 2021 included unfavorable cost changes related to self-manufacturing and sourcing of 147 basis points primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume; unfavorable changes in sales mix of 85 basis points; the unfavorable impact of higher inventory write-downs of 29 basis points; the unfavorable impact of foreign currency fluctuations of 28 basis points; and unfavorable cost changes of 24 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; partially offset by the favorable impact of price increases of 128 basis points.

The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2022 as compared to the same period in 2021 included unfavorable cost changes related to self-manufacturing and sourcing of 133 basis points primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume; unfavorable changes in sales mix of 99 basis points; the unfavorable impact of higher inventory write-downs of 26 basis points; unfavorable cost changes of 24 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; and unfavorable other cost changes of 18 basis points; partially offset by the favorable impact of price increases of 105 basis points.

We expect our gross margin to be negatively impacted in 2022 primarily due to increased costs related to raw materials, manufacturing labor costs, and freight costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $452.9 million and $485.8 million for the three months ended June 30, 2022 and 2021, respectively, and $886.7 million and $959.8 million for the six months ended June 30, 2022 and 2021, respectively. Royalty overrides as a percentage of net sales were 32.5% and 31.3% for the three months ended June 30, 2022 and 2021, respectively, and 32.5% and 31.4% for the six months ended June 30, 2022 and 2021, respectively.

The increase in royalty overrides as a percentage of net sales for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $470.0 million and $505.9 million for the three months ended June 30, 2022 and 2021, respectively, and $924.9 million and $1,012.6 million for the six months ended June 30, 2022 and 2021, respectively. Selling, general, and administrative expenses as a percentage of net sales were 33.7% and 32.6% for the three months ended June 30, 2022 and 2021, respectively, and 33.9% and 33.2% for the six months ended June 30, 2022 and 2021, respectively.

The decrease in selling, general, and administrative expenses for the three months ended June 30, 2022 as compared to the same period in 2021 was driven by $46.0 million in lower service fees for China independent service providers due to lower sales in China, and $28.7 million in lower labor and benefits costs primarily from lower 2022 employee bonus accrual, partially offset by $12.2 million in higher Member event and promotion costs, $6.9 million in higher non-income tax expenses, and $6.1 million in higher professional fees.

The decrease in selling, general, and administrative expenses for the six months ended June 30, 2022 as compared to the same period in 2021 was driven by $86.8 million in lower service fees for China independent service providers due to lower sales in China, and $39.6 million in lower labor and benefits costs primarily from lower 2022 employee bonus accrual, partially offset by $9.0 million in higher professional fees, and $5.9 million in higher non-income tax expenses.

Other Operating Income

The $1.8 million of other operating income for the three months ended June 30, 2022 consisted of $1.8 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $0.5 million of other operating income for the three months ended June 30, 2021 consisted of $0.5 million of government grant income for China.

The $14.9 million of other operating income for the six months ended June 30, 2022 consisted of $14.9 million of government grant income for China. The $16.4 million of other operating income for the six months ended June 30, 2021 consisted of $16.4 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in millions)
Interest expense	$33.2	$37.8	$64.6	$76.7
Interest income	(1.5)	(1.0)	(3.2)	(2.4)
Interest expense, net	$31.7	$36.8	$61.4	$74.3

The decrease in interest expense, net for the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to the adoption of ASU 2020-06 and the resulting decrease in non-cash interest expense.

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

Income Taxes

Income taxes were $37.6 million and $32.3 million for the three months ended June 30, 2022 and 2021, respectively, and $62.8 million and $69.9 million for the six months ended June 30, 2022 and 2021, respectively. The effective income tax rate was 30.3% and 18.3% for the three months ended June 30, 2022 and 2021, respectively, and 25.4% and 19.4% for the six months ended June 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three and six months ended June 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income and an increase in tax expense from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $581.4 million cash and cash equivalents as of June 30, 2022 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2022 and December 31, 2021.

For the six months ended June 30, 2022, we generated $229.3 million of operating cash flow as compared to $286.9 million for the same period in 2021. The decrease in our operating cash flow was the result of $154.2 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $96.6 million of favorable changes in operating assets and liabilities. The $154.2 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Summary Financial Results above for further discussion), partially offset by lower selling, general, and administrative expenses. The $96.6 million change in operating assets and liabilities was primarily the result of favorable changes in inventories and other current liabilities. The favorable change in other current liabilities included favorable changes in accrued member events and promotions, accrued interest, and a favorable impact in 2022 due to the prior year settlement of the Mexico VAT assessments, partially offset by unfavorable changes in accrued compensation and advance sales deposits.

Capital expenditures, including accrued capital expenditures, were $85.1 million and $62.2 million for the six months ended June 30, 2022 and 2021, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop enhanced web-based Member tools, as well as expansion and enhancement of our manufacturing and distribution facilities. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $175 million to $225 million for the full year of 2022 which includes our new digital technology program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools which provides enhanced digital capabilities and experiences to our Members. Based on our estimates, after reallocating future expected expenditures, we expect to incur total net incremental expenditures of approximately $200 million to $250 million over the next three years as a result of this $400 million digital technology program.

In April 2022, we hosted our annual global Herbalife Honors event virtually where sales leaders from around the world met, shared best practices, and conducted leadership training, and our management awarded Members $85.7 million of Mark Hughes bonus payments related to their 2021 performance. In March 2021, our management awarded Members $81.1 million of Mark Hughes bonus payments related to their 2020 performance.

In the fourth quarter of 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. For the first phase of the Transformation Program, we currently expect total pre-tax expenses in the range of $25 million to $30 million through 2023, of which $3.2 million and $4.8 million was recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the three and six months ended June 30, 2022, respectively. In addition, we expect a total of $11 million to $14 million of related capital expenditures through 2023, primarily relating to technology, to support both the first and second phase of the Transformation Program. We expect to complete the first phase of the Transformation Program in 2023. In addition to better aligning our internal resources to better effect regional and market level strategies, the first phase of the Transformation Program is expected to deliver annual incremental savings in the range of $10 million to $15 million, with some savings beginning in 2022 and full-year savings expected to be realized in 2024. We are still assessing the scope, timing, and execution plan of the second phase of the Transformation Program.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2022 and December 31, 2021, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the six months ended June 30, 2022, we borrowed an aggregate amount of $159.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $173.5 million on amounts outstanding under the 2018 Credit Facility, which included $159.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the six months ended June 30, 2021, we borrowed an aggregate amount of $345.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $205.4 million on amounts outstanding under the 2018 Credit Facility, which included $195.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of June 30, 2022 and December 31, 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,080.2 million and $1,094.6 million, respectively. Of the $1,080.2 million outstanding under the 2018 Credit Facility as of June 30, 2022, $268.3 million was outstanding under the 2018 Term Loan A, $661.9 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.87% and 2.62%, respectively.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2022, the total amount of our foreign subsidiary cash and cash equivalents was $413.6 million, of which $31.0 million was held in U.S. dollars. As of June 30, 2022, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $167.8 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

During the six months ended June 30, 2022, we repurchased approximately 3.7 million of our common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, we repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of ours at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the six months ended June 30, 2021, we repurchased approximately 2.3 million of our common shares through open-market purchases at an aggregate cost of approximately $119.0 million, or an average cost of $52.25 per share, and subsequently retired these shares. In total, during the six months ended June 30, 2021, we repurchased approximately 14.8 million of our common shares at an aggregate cost of approximately $719.0 million, or an average cost of $48.70 per share.

As of both June 30, 2022 and December 31, 2021, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and are reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by an indirect wholly-owned subsidiary of ours and remain legally outstanding, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remain outstanding on the books and records of our transfer agent and therefore still carry voting and other share rights related to ownership of our common shares, which may be exercised. So long as it is consistent with applicable laws, such shares will be voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of June 30, 2022 and December 31, 2021, we had working capital of $375.7 million and $351.4 million, respectively, or an increase of $24.3 million. The increase was primarily due to increases in receivables and prepaid expenses and other current assets, and decreases royalty overrides and other current liabilities; partially offset by decreases in cash and cash equivalents and inventories.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2022.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife Nutrition products to retail consumers or other Members. As of June 30, 2022, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and six months ended June 30, 2022 and 2021.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $35.7 million and $31.4 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, we had goodwill of approximately $91.9 million and $95.4 million, respectively. The decrease in goodwill during the six months ended June 30, 2022 was due to foreign currency translation adjustments. As of both June 30, 2022 and December 31, 2021, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and six months ended June 30, 2022 and 2021. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2022 and December 31, 2021, the aggregate notional amounts of these contracts outstanding were approximately $67.2 million and $54.5 million, respectively. As of June 30, 2022, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2022, we recorded assets at fair value of $1.3 million and liabilities at fair value of $4.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, we recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2022 and December 31, 2021.

As of both June 30, 2022 and December 31, 2021, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2022:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2022
Buy Chinese yuan sell Euro	7.73	$46.8	$4.3
Buy Chinese yuan sell U.S. dollar	6.76	67.1	0.8
Buy Danish krone sell U.S. dollar	7.01	0.9	—
Buy Euro sell Australian dollar	1.53	3.6	—
Buy Euro sell British pound	0.86	4.1	—
Buy Euro sell Canadian dollar	1.35	1.6	—
Buy Euro sell Chilean peso	959.33	8.1	0.1
Buy Euro sell Chinese yuan	7.00	2.2	—
Buy Euro sell Hong Kong dollar	8.43	3.7	(0.1)
Buy Euro sell Indonesian rupiah	15,628.00	3.4	—
Buy Euro sell Kazakhstani tenge	497.30	1.5	—
Buy Euro sell Malaysian ringgit	4.67	25.8	(0.3)
Buy Euro sell Mexican peso	23.66	55.6	(4.9)
Buy Euro sell Peruvian nuevo sol	4.01	1.8	—
Buy Euro sell Philippine peso	57.61	1.4	—
Buy Euro sell Taiwan dollar	31.05	1.2	—
Buy Euro sell Thai baht	36.86	1.0	—
Buy Euro sell Turkish lira	18.93	0.7	—
Buy Euro sell U.S. dollar	1.06	77.4	(0.5)
Buy Euro sell Vietnamese dong	24,741.62	38.1	(0.4)
Buy British pound sell Euro	0.86	3.0	—
Buy Indonesian rupiah sell U.S. dollar	14,861.60	6.7	—
Buy Mexican peso sell Euro	21.18	2.5	—
Buy Mexican peso sell U.S. dollar	20.30	8.8	—
Buy Norwegian krone sell U.S. dollar	9.91	1.9	—
Buy Polish zloty sell U.S. dollar	4.51	0.8	—
Buy Swedish krona sell U.S. dollar	9.86	1.9	(0.1)
Buy Taiwan dollar sell U.S. dollar	29.60	17.6	—
Buy U.S. dollar sell Brazilian real	4.90	14.3	1.5
Buy U.S. dollar sell Colombian peso	4,058.40	3.7	0.1
Buy U.S. dollar sell Euro	1.07	260.3	4.6
Buy U.S. Dollar sell Indian rupee	78.85	2.8	—
Buy U.S. dollar sell Mexican peso	22.38	10.1	(0.8)
Buy U.S. dollar sell Philippine peso	54.85	4.6	—
Buy U.S. dollar sell Swedish krone	10.18	0.7	—
Buy U.S. dollar sell South African rand	15.99	0.7
Total forward contracts		$686.4	$4.3

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2022, the aggregate annual maturities of the 2018 Credit Facility were expected to be $14.6 million for the remainder of 2022, $29.0 million for 2023, $36.1 million for 2024, and $1,000.5 million for 2025. As of June 30, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $257.4 million, $635.0 million, and $150.0 million, respectively, and the carrying values were $267.5 million, $657.4 million, and $150.0 million, respectively. As of December 31, 2021, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $278.0 million, $663.1 million, and $150.0 million, respectively, and the carrying values were $278.1 million, $660.5 million, and $150.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of June 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 2.87% and 2.62%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. As of June 30, 2022 and December 31, 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of June 30, 2022 and December 31, 2021, we recorded assets at fair value of $0.4 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase or decrease by approximately $10.6 million, respectively. The variable interest rates payable under our 2018 Credit Facility continue to be linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR required certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and are requiring LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of June 30, 2022, the fair value of the 2024 Convertible Notes was approximately $490.5 million and the carrying value was $546.1 million. As of December 31, 2021, the fair value of the liability component of the 2024 Convertible Notes was approximately $547.4 million and the carrying value was $486.0 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the impact of adopting ASU 2020-06.

As of June 30, 2022, the fair value of the 2025 Notes was approximately $545.0 million and the carrying value was $594.9 million. As of December 31, 2021, the fair value of the 2025 Notes was approximately $639.7 million and the carrying value was $594.2 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $14.5 million or increase by approximately $14.9 million, respectively.

As of June 30, 2022, the fair value of the 2029 Notes was approximately $415.4 million and the carrying value was $593.2 million. As of December 31, 2021, the fair value of the 2029 Notes was approximately $588.9 million and the carrying value was $592.8 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $21.7 million or increase by approximately $23.2 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Additionally, many of these risks and uncertainties are, and may continue to be, amplified by the COVID-19 pandemic. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include the following:

•
the potential impacts of the COVID-19 pandemic and current global economic conditions, including inflation, on us; our Members, customers, and supply chain; and the world economy;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million. The following is a summary of our repurchases of common shares during the three months ended June 30, 2022. For further information on our share repurchases, see Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	703,260	$28.65	703,260	$995,495,566
May 1 — May 31	400,076	$25.00	400,076	$985,495,559
June 1 — June 30	—	$—	—	$985,495,559
	1,103,336	$27.33	1,103,336	$985,495,559

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(r)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(j)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(j)
4.4	First Supplemental Indenture, dated as of December 1, 2021, between Herbalife Nutrition Ltd. and U.S. Bank National Association, as successor to MUFG Union Bank, N.A., as trustee	(z)
4.5	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(s)
4.6	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto)	(s)
4.7

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(w)
4.8	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 hereto)	(w)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(p)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(p)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(f)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(m)
10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.13#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e)
10.14#	Herbalife Ltd. Employee Stock Purchase Plan	(k)
10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(v)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(y)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(y)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(y)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(y)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.21#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(i)
10.22#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(i)
10.23	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.24#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	*
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

(l)
10.26#	Employment Agreement, dated as of October 23, 2019, by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(n)

10.27#	Employment Agreement, dated as of October 23, 2019, by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(n)
10.28

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(o)
10.29

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

(q)
10.30#	Retention Agreement, effective as of April 6, 2020, by and between Mark Schissel and the Company	(y)
10.31	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(t)
10.32	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(t)
10.33

Third Amendment to Credit Agreement, dated as of February 10, 2021, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(u)
10.34

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

(x)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL (included as Exhibit 101)	*

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
(i)
Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.
(j)
Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)
Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.
(l)
Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)
Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(n)
Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.
(o)
Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)
Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(q)
Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)
Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.
(s)
Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(t)
Previously filed on November 5, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and is incorporated herein by reference.
(u)
Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(v)
Previously filed on May 4, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.
(w)
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
(z)
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

Dated: August 2, 2022