Form 10-Q
period 2022-09-30
HERBALIFE NUTRITION LTD.
filed 2022-10-31
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of registrant’s common shares outstanding as of October 24, 2022 was 97,883,416.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$532.5	$601.5
Receivables, net of allowance for doubtful accounts	85.0	66.9
Inventories	537.0	575.7
Prepaid expenses and other current assets	229.2	187.7
Total current assets	1,383.7	1,431.8
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	467.8	442.1
Operating lease right-of-use assets	200.7	220.0
Marketing-related intangibles and other intangible assets, net	316.1	317.3
Goodwill	87.6	95.4
Other assets	269.2	313.2
Total assets	$2,725.1	$2,819.8
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84.5	$92.0
Royalty overrides	329.0	363.2
Current portion of long-term debt	29.5	29.4
Other current liabilities	542.5	595.8
Total current liabilities	985.5	1,080.4
Long-term debt, net of current portion	2,725.0	2,733.2
Non-current operating lease liabilities	187.8	201.2
Other non-current liabilities	188.7	196.5
Total liabilities	4,087.0	4,211.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 97.8 million (2022) and 100.8 million (2021) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	181.0	318.1
Accumulated other comprehensive loss	(284.3)	(211.8)
Accumulated deficit	(1,258.7)	(1,169.0)
Treasury stock, at cost, — million (2022) and 10.0 million (2021) shares	—	(328.9)
Total shareholders’ deficit	(1,361.9)	(1,391.5)
Total liabilities and shareholders’ deficit	$2,725.1	$2,819.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions, except per share amounts)
Net sales	$1,295.1	$1,430.9	$4,023.6	$4,484.8
Cost of sales	285.1	305.2	908.0	942.7
Gross profit	1,010.0	1,125.7	3,115.6	3,542.1
Royalty overrides	414.4	450.0	1,301.1	1,409.8
Selling, general, and administrative expenses	448.2	486.3	1,373.1	1,498.9
Other operating income	—	—	(14.9)	(16.4)
Operating income	147.4	189.4	456.3	649.8
Interest expense, net	34.5	37.7	95.9	112.0
Other expense, net	—	—	—	24.6
Income before income taxes	112.9	151.7	360.4	513.2
Income taxes	30.7	34.3	93.5	104.2
Net income	$82.2	$117.4	$266.9	$409.0
Earnings per share:
Basic	$0.84	$1.11	$2.70	$3.81
Diluted	$0.83	$1.09	$2.68	$3.73
Weighted-average shares outstanding:
Basic	98.0	105.5	98.7	107.3
Diluted	98.8	107.8	99.7	109.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Net income	$82.2	$117.4	$266.9	$409.0
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $0.6 and $(0.6) for the three months ended September 30, 2022 and 2021, respectively, and $0.2 and $0.9 for the nine months ended September 30, 2022 and 2021, respectively	(39.6)	(14.5)	(67.1)	(25.8)
Unrealized (loss) gain on derivatives, net of income taxes of $— for both the three months ended September 30, 2022 and 2021, and $— for both the nine months ended September 30, 2022 and 2021	(1.6)	2.0	(5.4)	3.2
Total other comprehensive loss	(41.2)	(12.5)	(72.5)	(22.6)
Total comprehensive income	$41.0	$104.9	$194.4	$386.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in millions)
Cash flows from operating activities:
Net income	$266.9	$409.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87.2	80.1
Share-based compensation expenses	37.5	42.3
Non-cash interest expense	5.0	22.4
Deferred income taxes	(11.5)	2.9
Inventory write-downs	29.2	16.9
Foreign exchange transaction loss	10.0	10.5
Loss on extinguishment of debt	—	24.6
Other	(15.1)	1.0
Changes in operating assets and liabilities:
Receivables	(23.9)	(6.7)
Inventories	(37.4)	(92.2)
Prepaid expenses and other current assets	(26.1)	(68.1)
Accounts payable	(3.7)	11.8
Royalty overrides	(16.8)	(1.7)
Other current liabilities	(21.8)	(86.2)
Other	19.4	8.3
Net cash provided by operating activities	298.9	374.9
Cash flows from investing activities:
Purchases of property, plant, and equipment	(113.6)	(104.5)
Other	0.2	(4.4)
Net cash used in investing activities	(113.4)	(108.9)
Cash flows from financing activities:
Borrowings from senior secured credit facility, net of discount	433.0	531.1
Principal payments on senior secured credit facility and other debt	(505.0)	(416.0)
Proceeds from senior notes	—	600.0
Repayment of senior notes	—	(420.7)
Debt issuance costs	—	(8.4)
Share repurchases	(146.6)	(909.2)
Other	3.4	3.2
Net cash used in financing activities	(215.2)	(620.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(40.0)	(13.0)
Net change in cash, cash equivalents, and restricted cash	(69.7)	(367.0)
Cash, cash equivalents, and restricted cash, beginning of period	610.4	1,054.0
Cash, cash equivalents, and restricted cash, end of period	$540.7	$687.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company,” “Herbalife,” or “Herbalife Nutrition”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in five geographic regions: North America; Latin America, which consists of Mexico and South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China. See Note 6, Segment Information, for further information regarding geographic regions.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2021 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 include Herbalife Nutrition Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K. Operating results for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for reporting periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for periods beginning after December 15, 2023. The Company is evaluating the potential impact of this adoption on its condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $62.4 million and $53.0 million as of September 30, 2022 and December 31, 2021, respectively. Substantially all credit card receivables were current as of September 30, 2022 and December 31, 2021. The Company recorded bad-debt expense related to allowances for the Company’s receivables of less than $0.1 million during the three months ended September 30, 2022 and recorded $0.2 million during the three months ended September 30, 2021, and $0.1 million and $0.4 million during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s allowance for doubtful accounts was $2.8 million and $2.5 million, respectively. As of September 30, 2022 and December 31, 2021, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2022, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2021 and any remaining such balance was not material as of September 30, 2022. Advance sales deposits are included in other current liabilities within the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.4 million and $3.4 million as of September 30, 2022 and December 31, 2021, respectively.

The Company’s products are grouped in five product categories: weight management; targeted nutrition; energy, sports, and fitness; outer nutrition; and literature and promotional items. However, the effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among all five product categories. The Company defines its operating segments through five geographic regions. The effect of economic factors on the nature, amount, timing, and uncertainty of revenue recognition and cash flows are similar among the geographic regions within the Company’s Primary Reporting Segment. See Note 6, Segment Information, for further information on the Company’s reportable segments and the Company’s presentation of disaggregated revenue by reportable segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2022, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $14.9 million and $16.4 million during the nine months ended September 30, 2022 and 2021, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$532.5	$601.5
Restricted cash included in Prepaid expenses and other current assets	2.5	2.6
Restricted cash included in Other assets	5.7	6.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$540.7	$610.4

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

The Company’s condensed consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the condensed consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the three and nine months ended September 30, 2022.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	September 30, 2022	December 31, 2021
	(in millions)
Raw materials	$82.5	$81.8
Work in process	9.2	8.6
Finished goods	445.3	485.3
Total	$537.0	$575.7

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Borrowings under senior secured credit facility, carrying value	$1,018.1	$1,088.6
2.625% convertible senior notes due 2024, carrying value	546.7	486.0
7.875% senior notes due 2025, carrying value	595.2	594.2
4.875% senior notes due 2029, carrying value	593.4	592.8
Other	1.1	1.0
Total	2,754.5	2,762.6
Less: current portion	29.5	29.4
Long-term portion	$2,725.0	$2,733.2

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

On July 30, 2021, the Company amended the 2018 Credit Facility which, among other things, increased borrowings under the 2018 Term Loan A from $245.0 million to a total of $286.2 million; increased the total available borrowing capacity under the 2018 Revolving Credit Facility from $282.5 million to $330.0 million; reduced the interest rate for borrowings under the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50% to, depending on the Company’s total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%; and amended the commitment fee on the undrawn portion of the 2018 Revolving Credit Facility from 0.35% per annum to, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum. As a result of the amendment, the applicable margin for the 2018 Term Loan A and 2018 Revolving Credit Facility is currently subject to certain premiums or discounts tied to criteria determined by certain sustainability targets where the applicable margin may increase or decrease up to three basis points. The Company incurred approximately $1.4 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.4 million of debt issuance costs, approximately $0.8 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.6 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the third quarter of 2021.

Under the 2018 Credit Facility, borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bear interest at, depending on the Company’s total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%. As described above, the applicable margin is currently subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. Borrowings under the 2018 Term Loan B bear interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and is subject to a floor of 1.00%. The Company is required to pay a commitment fee on the 2018 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of September 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.46% and 2.62%, respectively.

During the nine months ended September 30, 2022, the Company borrowed an aggregate amount of $433.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $504.7 million on amounts outstanding under the 2018 Credit Facility, which included $483.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the nine months ended September 30, 2021, the Company borrowed an aggregate amount of $531.2 million under the 2018 Credit Facility, which included $490.0 million under the 2018 Revolving Credit Facility, and repaid a total amount of $415.8 million on amounts outstanding under the 2018 Credit Facility, which included $60.0 million of prepayment on amounts outstanding under the 2018 Term Loan B and $340.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,022.9 million and $1,094.6 million, respectively. Of the $1,022.9 million outstanding under the 2018 Credit Facility as of

September 30, 2022, $262.9 million was outstanding under the 2018 Term Loan A, $660.0 million was outstanding under the 2018 Term Loan B, and $100.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2022 and December 31, 2021.

During the three months ended September 30, 2022 and 2021, the Company recognized $12.6 million and $8.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.4 million and $0.9 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $29.5 million and $26.1 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.2 million and $0.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.4 million and $1.8 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2022 and December 31, 2021, the carrying value of the 2018 Term Loan A was $262.2 million and $278.1 million, respectively, and the fair value was approximately $252.7 million and $278.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2022 and December 31, 2021, the carrying amount of the 2018 Term Loan B was $655.9 million and $660.5 million, respectively, and the fair value was approximately $634.4 million and $663.1 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $100.0 and $150.0 million as of September 30, 2022 and December 31, 2021, respectively, due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of September 30, 2022.

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

As of September 30, 2022, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt issuance costs were $3.3 million, and the carrying amount was $546.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $64.0 million, and the carrying amount of the liability component was $486.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $500.3 million as of September 30, 2022, and the fair value of the liability component relating to the 2024 Convertible Notes was approximately $547.4 million as of December 31, 2021.

As a result of adopting ASU 2020-06 during the first quarter of 2022, as it relates to the 2024 Convertible Notes, the Company no longer recognizes non-cash interest expense relating to the debt discount. During the three months ended September 30, 2022 and 2021, the Company recognized $4.2 million and $10.0 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero and $6.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $12.5 million and $29.6 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero and $17.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.7 million and $1.2 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.8 million, and the carrying amount was $595.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $5.8 million, and the carrying amount was $594.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $545.5 million and $639.7 million as of September 30, 2022 and December 31, 2021, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2022 and 2021, the Company recognized $12.2 million and $12.1 million, respectively, of interest expense relating to the 2025 Notes, which included $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $36.5 million and $36.4 million, respectively, of interest expense relating to the 2025 Notes, which included $1.1 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

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

During the three months ended September 30, 2021, the Company did not recognize interest expense relating to the 2026 Notes. During the nine months ended September 30, 2021, the Company recognized $11.5 million of interest expense relating to the 2026 Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

As of September 30, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.6 million, and the carrying amount was $593.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $7.2 million, and the carrying amount was $592.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $429.8 million and $588.9 million as of September 30, 2022 and December 31, 2021, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2022 and 2021, the Company recognized $7.6 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $22.6 million and $10.9 million, respectively, of interest expense relating to the 2029 Notes, which included $0.6 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

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

Total Debt

The Company’s total interest expense was $35.9 million and $38.8 million for the three months ended September 30, 2022 and 2021, respectively, and $100.5 million and $115.5 million for the nine months ended September 30, 2022 and 2021, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2022, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2022	$7.3
2023	29.5
2024	586.5
2025	1,550.7
2026	—
Thereafter	600.0
Total	$2,774.0

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2022, the Company had $24.2 million of issued but undrawn letters of credit or similar arrangements.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2022, the Company had $16.4 million of Mexico VAT-related assets, of which $1.7 million was recognized in prepaid expenses and other current assets and $14.7 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $3.8 million, translated at the September 30, 2022 spot rate. The Company is currently litigating these assessments and has issued a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $29.7 million, translated at the September 30, 2022 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.0 million, translated at the September 30, 2022 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During July 2022, the Company received an unfavorable decision at the first-level administrative court for both the 2013 and 2014 cases which was subsequently reaffirmed by the second-level administrative court. In August 2022, the Company filed an appeal with the second-level administrative court relating to both the 2013 and 2014 cases, and a decision is pending. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.5 million, translated at the September 30, 2022 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $10.3 million, translated at the September 30, 2022 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $1.9 million, translated at the September 30, 2022 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.6 million, translated at the September 30, 2022 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017 and 2018 and the Company has received assessments for tax and interest of approximately $17.7 million, and $17.3 million for those respective years, translated at the September 30, 2022 spot rate. These assessments are subject to penalty adjustments. The Company is currently litigating these cases. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing the Company’s fiscal years ended March 31, 2013, 2020, and 2021 and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $24.6 million, translated at the September 30, 2022 spot rate. The Company paid the assessment in order to litigate the case and has recognized these payments in other current assets within its consolidated balance sheet as of September 30, 2022. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict. In May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments where the Supreme Court declined the Company's appeal but upheld the favorable verdict that was issued by the High Court. Therefore, despite the existing customs assessment being nullified the Korea Customs Service can still issue a new assessment to the Company for the same period. In October 2022, the Korea Customs service refunded the $24.6 million assessed amount to the Company since the assessment had been nullified by the Courts. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $8.0 million, translated at the September 30, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of September 30, 2022. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $12.5 million, translated at the September 30, 2022 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of September 30, 2022. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2015 through December 2017. The total assessment for the audit period is $10.1 million, translated at the September 30, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of September 30, 2022. The Company is currently litigating all of these assessments at the Seoul Administrative Court. The Company disagrees with the assertions made in all of these assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued assessments with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the statute of limitations is open for 2012 and later years in Greece. Despite the assessment amount being immaterial, the Company could receive similar assessments covering other years. The Company continues to litigate the assessment. The Company has not recognized a loss as it does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of September 30, 2022, this amount has been adequately reserved for within the Company’s condensed consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing took place on October 24, 2022, and the U.S. District Court for the Central District of California has not yet issued a ruling.

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

The Company sells products in 95 markets throughout the world. The Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. In order to simplify the understanding of the Company's performance and ongoing trends of the business and align with the Company's organizational structure, the Company combined its Mexico geographic region with its South and Central America region, into one geographic region now named Latin America; therefore, the Company had five geographic regions as of September 30, 2022. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. Although, the Company reduced its operating segments from six to five during the third quarter of 2022, this change did not impact the Company’s two reportable segments and therefore, the historical reportable segment disclosures below did not need to be restated.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Net sales:
Primary Reporting Segment	$1,184.5	$1,276.9	$3,703.7	$3,985.7
China	110.6	154.0	319.9	499.1
Total net sales	$1,295.1	$1,430.9	$4,023.6	$4,484.8
Contribution margin(1):
Primary Reporting Segment	$500.8	$538.8	$1,539.3	$1,690.3
China	94.8	136.9	275.2	442.0
Total contribution margin	$595.6	$675.7	$1,814.5	$2,132.3
Selling, general, and administrative expenses(1)	448.2	486.3	1,373.1	1,498.9
Other operating income	—	—	(14.9)	(16.4)
Interest expense, net	34.5	37.7	95.9	112.0
Other expense, net	—	—	—	24.6
Income before income taxes	112.9	151.7	360.4	513.2
Income taxes	30.7	34.3	93.5	104.2
Net income	$82.2	$117.4	$266.9	$409.0

(1)
Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $55.3 million and $85.9 million for the three months ended September 30, 2022 and 2021, respectively, and $161.7 million and $279.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Net sales:
United States	$308.8	$345.3	$959.4	$1,093.0
India	192.9	140.3	508.5	380.5
Mexico	114.8	117.5	357.1	354.5
China	110.6	154.0	319.9	499.1
Others	568.0	673.8	1,878.7	2,157.7
Total net sales	$1,295.1	$1,430.9	$4,023.6	$4,484.8

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2021 10-K. During the nine months ended September 30, 2022, the Company granted restricted stock units subject to service conditions and restricted stock units subject to service and performance conditions.

Share-based compensation expense amounted to $11.4 million and $14.4 million for the three months ended September 30, 2022 and 2021, respectively, and $37.5 million and $42.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the total unrecognized compensation cost related to all non-vested stock awards was $78.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

The following table summarizes the activity for all stock appreciation rights, or SARs, under the Company’s share-based compensation plans for the nine months ended September 30, 2022:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2021(2)	2,622	$27.10	3.8 years	$36.3
Granted	—	$—
Exercised	(55)	$23.18
Forfeited	(226)	$24.70
Outstanding as of September 30, 2022(2)	2,341	$27.42	3.2 years	$2.2
Exercisable as of September 30, 2022(2)	2,341	$27.42	3.2 years	$2.2
Vested and expected to vest as of September 30, 2022	2,341	$27.42	3.2 years	$2.2

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the SARs.
(2)
Includes 0.8 million performance condition SARs.

There were no SARs granted during the three and nine months ended September 30, 2022 and 2021. The total intrinsic value of SARs exercised during the three months ended September 30, 2022 and 2021 was less than $0.1 million and $1.6 million, respectively. The total intrinsic value of SARs exercised during the nine months ended September 30, 2022 and 2021 was $0.4 million and $25.7 million, respectively.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the nine months ended September 30, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2021(1)	3,400	$45.26
Granted(2)	2,075	$36.06
Vested	(800)	$48.69
Forfeited(3)	(318)	$42.82
Outstanding and nonvested as of September 30, 2022(1)	4,357	$40.43
Expected to vest as of September 30, 2022(4)	3,463	$40.15

(1)
Includes 1,387,708 and 913,388 performance-based restricted stock units as of September 30, 2022 and December 31, 2021, respectively, which represents the maximum amount that can vest.
(2)
Includes 559,430 performance-based restricted stock units.
(3)
Includes 94,110 performance-based restricted stock units
(4)
Includes 564,871 performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended September 30, 2022 and 2021 was $0.2 million and $0.4 million, respectively. The total vesting date fair value of restricted stock units which vested during the nine months ended September 30, 2022 and 2021 was $33.7 million and $37.8 million, respectively.

8. Income Taxes

Income taxes were $30.7 million and $34.3 million for the three months ended September 30, 2022 and 2021, respectively, and $93.5 million and $104.2 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was 27.2% and 22.6% for the three months ended September 30, 2022 and 2021, respectively, and 25.9% and 20.3% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income, partially offset by an increase in tax benefit from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income and a decrease in tax benefits from discrete events.

As of September 30, 2022, the total amount of unrecognized tax benefits, including related interest and penalties, was $82.9 million. If the total amount of unrecognized tax benefits was recognized, $55.7 million of unrecognized tax benefits, $17.3 million of interest, and $3.1 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.7 million within the next twelve months. Of this possible decrease, $7.8 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company's total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2022 and December 31, 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. As of September 30, 2022, the remaining $25.0 million notional swap agreement provides for the Company to pay interest at a fixed rate of 0.52%, effectively fixing the interest rate on such notional amounts at an effective rate of, depending on the Company’s total leverage ratio, between 2.27% and 2.77%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of September 30, 2022 and December 31, 2021, the Company recorded assets at fair value of $0.4 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

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

As of September 30, 2022 and December 31, 2021, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $63.9 million and $54.5 million, respectively. As of September 30, 2022, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2022, the Company recorded assets at fair value of $1.8 million and liabilities at fair value of $6.4 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2022 and December 31, 2021.

As of both September 30, 2022 and December 31, 2021, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of September 30, 2022, the Company had aggregate notional amounts of approximately $704.9 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2022 and 2021 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2022 and 2021:

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(3.1)	$0.9	$(7.4)	$0.7
Interest rate swaps	0.1	(0.1)	0.5	(0.1)

As of September 30, 2022, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.9 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	September 30, 2022			September 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$285.1	$448.2	$34.5	$305.2	$486.3	$37.7

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(1.9)	—	—	(0.8)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.4)	—	—	(0.9)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	0.9	—	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	—	—

Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	—	0.2	—	—	(0.3)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended
	September 30, 2022			September 30, 2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$908.0	$1,373.1	$95.9	$942.7	$1,498.9	$112.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(2.7)	—	—	(1.5)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(4.2)	—	—	(3.0)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	1.8	—	—	(0.3)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	(0.7)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2022 and 2021:

	Amount of Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	Location of Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$4.6	$2.8	$6.1	$3.7	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2022 and December 31, 2021.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2022	$0.1	$(328.9)	$185.8	$(243.1)	$(1,029.3)	$(1,415.4)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.2			1.2
Additional capital from share-based compensation			11.4			11.4
Repurchases of — common shares	—		(0.1)		—	(0.1)
Retirement of treasury stock		328.9	(17.3)		(311.6)	—
Net income					82.2	82.2
Foreign currency translation adjustment, net of income taxes of $0.6				(39.6)		(39.6)
Unrealized loss on derivatives, net of income taxes of $—				(1.6)		(1.6)
Balance as of September 30, 2022	$0.1	$—	$181.0	$(284.3)	$(1,258.7)	$(1,361.9)

	Three Months Ended September 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2021	$0.1	$(328.9)	$306.1	$(192.3)	$(1,076.2)	$(1,291.2)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.2			1.2
Additional capital from share-based compensation			14.4			14.4
Repurchases of 3.5 common shares	—		(9.6)		(153.1)	(162.7)
Net income					117.4	117.4
Foreign currency translation adjustment, net of income taxes of $(0.6)				(14.5)		(14.5)
Unrealized gain on derivatives, net of income taxes of $—				2.0		2.0
Balance as of September 30, 2021	$0.1	$(328.9)	$312.1	$(204.8)	$(1,111.9)	$(1,333.4)

Changes in shareholders’ deficit for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2021	$0.1	$(328.9)	$318.1	$(211.8)	$(1,169.0)	$(1,391.5)
Issuance of 1.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		3.4			3.4
Additional capital from share-based compensation			37.5			37.5
Repurchases of 4.1 common shares	—		(24.0)		(122.6)	(146.6)
Retirement of treasury stock		328.9	(17.3)		(311.6)	—
Net income					266.9	266.9
Foreign currency translation adjustment, net of income taxes of $0.2				(67.1)		(67.1)
Unrealized loss on derivatives, net of income taxes of $—				(5.4)		(5.4)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of September 30, 2022	$0.1	$—	$181.0	$(284.3)	$(1,258.7)	$(1,361.9)

	Nine Months Ended September 30, 2021
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)
Issuance of 1.6 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		3.2			3.2
Additional capital from share-based compensation			42.3			42.3
Repurchases of 18.8 common shares	—		(75.7)		(833.5)	(909.2)
Net income					409.0	409.0
Foreign currency translation adjustment, net of income taxes of $0.9				(25.8)		(25.8)
Unrealized gain on derivatives, net of income taxes of $—				3.2		3.2
Balance as of September 30, 2021	$0.1	$(328.9)	$312.1	$(204.8)	$(1,111.9)	$(1,333.4)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2022, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $985.5 million.

During the nine months ended September 30, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the nine months ended September 30, 2021, the Company repurchased approximately 5.7 million of its common shares through open-market purchases at an aggregate cost of approximately $281.1 million, or an average cost of $49.27 per share, and subsequently retired these shares. In total, during the nine months ended September 30, 2021, the Company repurchased approximately 18.2 million of its common shares at an aggregate cost of approximately $881.1 million, or an average cost of $48.43 per share.

As of December 31, 2021, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and were reflected at cost within the Company’s accompanying condensed consolidated balance sheet as of December 31, 2021. Although these shares were owned by an indirect wholly-owned subsidiary of the Company and remained legally outstanding, they were reflected as treasury shares under U.S. GAAP and therefore reduced the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remained outstanding on the books and records of the Company’s transfer agent and therefore still carried voting and other share rights related to ownership of the Company’s common shares, which could be exercised. So long as it was consistent with applicable laws, such shares were voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. In August 2022, the Company retired these 10.0 million treasury shares and as a result the amount of its treasury shares reflected at cost within the Company's accompanying condensed consolidated balance sheet decreased by $328.9 million as of September 30, 2022, compared to December 31, 2021. The Company also allocated the excess of the original repurchase price of these common shares over the par value of the shares acquired between shareholders deficit and additional paid-in capital. As a result of the retirement of its treasury shares these approximately 10 million shares no longer remained legally outstanding as of September 30, 2022.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2022 and 2021, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the nine months ended September 30, 2022 and 2021, the Company’s share repurchases, inclusive of transaction costs, were $131.8 million and $881.1 million, respectively, under the Company’s share repurchase programs, and $14.8 million and $28.1 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the nine months ended September 30, 2022 and 2021, the Company’s total share repurchases, including shares withheld for tax purposes, were $146.6 million and $909.2 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2022 and 2021:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2022			September 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(239.1)	$(4.0)	$(243.1)	$(189.7)	$(2.6)	$(192.3)
Other comprehensive (loss) income before reclassifications, net of tax	(39.6)	(2.6)	(42.2)	(14.5)	0.9	(13.6)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.0	1.0	—	1.1	1.1
Total other comprehensive (loss) income, net of reclassifications	(39.6)	(1.6)	(41.2)	(14.5)	2.0	(12.5)
Ending balance	$(278.7)	$(5.6)	$(284.3)	$(204.2)	$(0.6)	$(204.8)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the three months ended September 30, 2022 and 2021.

Other comprehensive loss before reclassifications was net of tax expense of $0.6 million for foreign currency translation adjustments for the three months ended September 30, 2022.

Other comprehensive loss before reclassifications was net of tax benefit of $0.6 million for foreign currency translation adjustments for the three months ended September 30, 2021.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2022 and 2021:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2022			September 30, 2021
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(211.6)	$(0.2)	$(211.8)	$(178.4)	$(3.8)	$(182.2)
Other comprehensive (loss) income before reclassifications, net of tax	(67.1)	(6.5)	(73.6)	(25.8)	0.7	(25.1)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.1	1.1	—	2.5	2.5
Total other comprehensive (loss) income, net of reclassifications	(67.1)	(5.4)	(72.5)	(25.8)	3.2	(22.6)
Ending balance	$(278.7)	$(5.6)	$(284.3)	$(204.2)	$(0.6)	$(204.8)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss into income during the nine months ended September 30, 2022 and 2021.

Other comprehensive loss before reclassifications was net of tax expense of $0.2 million for foreign currency translation adjustments for the nine months ended September 30, 2022.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Weighted-average shares used in basic computations	98.0	105.5	98.7	107.3
Dilutive effect of exercise of equity grants outstanding	0.8	2.3	1.0	2.5
Weighted-average shares used in diluted computations	98.8	107.8	99.7	109.8

There were an aggregate of 5.1 million and 1.1 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended September 30, 2022 and 2021, respectively, and an aggregate of 4.2 million and 1.1 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the nine months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and nine months ended September 30, 2022 and 2021, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2022 and 2021. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2022 and December 31, 2021:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2022	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2021	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.8	$0.3	Prepaid expenses and other current assets
Interest rate swaps	0.4	—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	12.1	6.6	Prepaid expenses and other current assets
	$14.3	$6.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$6.4	$1.7	Other current liabilities
Interest rate swaps	—	0.1	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	7.4	3.4	Other current liabilities
	$13.8	$5.2

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2022
Foreign exchange currency contracts	$13.9	$(7.1)	$6.8
Interest rate swaps	0.4	—	0.4
Total	$14.3	$(7.1)	$7.2
December 31, 2021
Foreign exchange currency contracts	$6.9	$(2.2)	$4.7
Total	$6.9	$(2.2)	$4.7

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2022
Foreign exchange currency contracts	$13.8	$(7.1)	$6.7
Total	$13.8	$(7.1)	$6.7
December 31, 2021
Foreign exchange currency contracts	$5.1	$(2.2)	$2.9
Interest rate swaps	0.1	—	0.1
Total	$5.2	$(2.2)	$3.0

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2022 and December 31, 2021, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Transformation Program

In 2021, the Company initiated the rollout of its global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. For the first phase of the Transformation Program, the Company currently expects total pre-tax expenses in the range of $25 million to $30 million through 2023, of which $2.9 million and $7.7 million was recognized in selling, general, and administrative expenses within its condensed consolidated statements of income during the three and nine months ended September 30, 2022, respectively. The Company expects to complete the first phase of the Transformation Program in 2023. The Company is still assessing the scope, timing, and execution plan of the second phase of the Transformation Program, and accordingly cannot estimate the amounts to be incurred for the program in totality or when it will be completed.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	Cumulative costs incurred to date as of September 30, 2022
	(in millions)
Professional fees	$1.8	$3.9	$4.9	$7.6	$14.6
Retention and separation	1.1	—	2.8	—	5.8
Other	—	—	—	—	0.2
Total	$2.9	$3.9	$7.7	$7.6	$20.6

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2021	$2.0	$2.8	$—	$4.8
Expenses	4.9	2.8	—	7.7
Cash payments	(6.9)	(4.4)	—	(11.3)
Non-cash items and other	0.8	—	—	0.8
Balance as of September 30, 2022	$0.8	$1.2	$—	$2.0

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $38.0 million and $48.2 million and deferred tax assets of $127.1 million and $118.0 million as of September 30, 2022 and December 31, 2021, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Accrued compensation	$107.5	$171.9
Accrued service fees to China independent service providers	35.0	48.5
Accrued advertising, events, and promotion expenses	67.7	55.9
Current operating lease liabilities	35.5	42.8
Advance sales deposits	78.5	63.0
Income taxes payable	11.7	13.7
Other accrued liabilities	206.6	200.0
Total	$542.5	$595.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $65.1 million and $80.5 million and deferred income tax liabilities of $30.0 million and $30.6 million as of September 30, 2022 and December 31, 2021, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2021 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

We sell our products in five geographic regions:

•
North America;
•
Latin America, which consists of Mexico and South and Central America;
•
EMEA, which consists of Europe, the Middle East, and Africa;
•
Asia Pacific (excluding China); and
•
China.

Our Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. In order to simplify the understanding of our performance and ongoing trends of the business and align with our organizational structure, we combined our Mexico geographic region with our South and Central America region, into one geographic region now named Latin America; therefore, we have five geographic regions as of September 30, 2022 as opposed to six geographic regions. When applicable, historical information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations relating to our geographic regions has been reclassified to conform with the current period geographic presentation.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. The outbreak and subsequent global spread of the virus has impacted the general public, companies and state, local and national governments and economies worldwide, as well as global financial markets. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures, although largely eased across most markets, have continued intermittently for certain markets and could resume more broadly as conditions evolve.

Our business and operations have been affected by the pandemic in manners, in some cases adversely, and degrees that vary by market and we expect that the effects may extend through 2022 and possibly beyond. For the health and safety of our employees, our Members, and their customers, we implemented temporary access restrictions at many of our physical business locations and locations where Members conduct their business activities, some of which measures continue. Generally, we are able to satisfy current levels of demand. While pandemic constraints have lessened in most markets, our operations have been and continue to be disrupted. The most significant continuing impacts we have seen, intermittently and depending on market, include:

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

We and our Members responded to the pandemic and its impacts on our business and theirs by adapting operations and taking a number of proactive measures to mitigate those impacts. The most significant continuing measures, intermittent and depending on market, include:

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

We believe our cash on hand as of September 30, 2022 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will likely affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which these factors will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for the third quarter and first nine months of 2022 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part I, Item 1A, Risk Factors, of the 2021 10-K for a further discussion of risks related to the COVID-19 pandemic.

Other Factors Impacting Results

Global inflationary pressures, other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can also impact our financial condition, results of operations and liquidity. Many regions are seeing significant inflation, which can impact both our cost structures and our pricing. Effective June 2022 we instituted a 10% price increase in most of our geographic markets across all product lines, most remaining markets instituted a similar increase effective during the third quarter of 2022. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures. The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of September 30, 2022. Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	% Change	September 30, 2022	September 30, 2021	% Change
	(Volume Points in millions)
North America	335.3	438.4	(23.5)%	1,135.6	1,409.8	(19.4)%
Latin America	273.2	332.7	(17.9)%	903.8	1,015.1	(11.0)%
EMEA	307.5	390.3	(21.2)%	1,054.1	1,260.0	(16.3)%
Asia Pacific	561.9	489.5	14.8%	1,659.9	1,469.5	13.0%
China	77.8	91.6	(15.1)%	214.5	299.0	(28.3)%
Worldwide	1,555.7	1,742.5	(10.7)%	4,967.9	5,453.4	(8.9)%

Volume Points decreased 10.7% and 8.9% for the three and nine months ended September 30, 2022, respectively, after having decreased 8.3% and increased 5.2% for the same periods in 2021. The comparative 2022 and 2021 results by region discussed below are impacted, we believe, by the significance and timing of our Members’ response to and activity levels during the pandemic, which varied by region and by market within regions. We believe during certain periods our Members in certain markets where we saw increased net sales and Volume Point growth for some periods were more focused on their business due to those conditions, particularly the North America region and certain EMEA markets during the second half of 2020 and first half of 2021.

North America’s Volume Point decrease for the 2022 third quarter after a lesser decrease for the prior year period reflects lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses. The region’s Volume Point decline for the first nine months after an increase for the prior year period also reflects comparison to a 2021 period that included record levels of net sales. Latin America’s Volume Point decreases for 2022, after lesser decreases for the prior-year periods, are due we believe to the cumulative adverse impact of difficult economic conditions including intermittent pandemic-related constraints, current inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point decrease for the 2022 third quarter after a lesser decrease for the prior year period reflects lower levels of new Members and higher Member attrition as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses, as well as political and economic uncertainty across much of the region. The region’s Volume Point decline for the first nine months after an increase for the prior year period also reflects comparison to a 2021 period that included record levels of sales. The Asia Pacific region again saw year-over-year Volume Point increases led by growth in the India market and partially offset by declines elsewhere in the region due in part, we believe, to lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods. China saw continuing significant Volume Point decreases for the 2022 periods, following decreases for 2021 as well. These results in China reflect, we believe, a near-term adverse impact of strategic changes we are making to our business in China, as well as the continued pandemic-related constraints and business disruption.

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

Summary Financial Results

Net sales were $1,295.1 million and $4,023.6 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $135.8 million, or 9.5%, and $461.2 million, or 10.3%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. In local currency, net sales decreased 3.5% and 5.8% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 9.5% decrease in net sales for the three months ended September 30, 2022 was primarily driven by a decrease in sales volume, as indicated by a 10.7% decrease in Volume Points, a 6.0% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.3% unfavorable impact of country sales mix, partially offset by a 10.3% favorable impact of price increases. The 10.3% decrease in net sales for the nine months ended September 30, 2022 was primarily driven by a decrease in sales volume, as indicated by an 8.9% decrease in Volume Points, a 4.5% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.8% unfavorable impact of country sales mix, partially offset by a 6.1% favorable impact of price increases.

Net income was $82.2 million, or $0.83 per diluted share, and $266.9 million, or $2.68 per diluted share, for the three and nine months ended September 30, 2022, respectively. Net income decreased $35.2 million, or 30.0%, and $142.1 million, or 34.7%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The decrease in net income for the three months ended September 30, 2022 was mainly due to $80.1 million lower contribution margin driven by lower net sales, partially offset by $38.1 million lower selling, general, and administrative expenses. The decrease in net income for the nine months ended September 30, 2022 was mainly due to $317.8 million lower contribution margin driven by lower net sales, partially offset by $125.8 million lower selling, general, and administrative expenses, a $24.6 million loss on extinguishment of our 2026 Notes in 2021

(See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), $16.1 million lower interest expense, net, and $10.7 million lower income taxes.

Net income for the three months ended September 30, 2022 included a $3.3 million pre-tax unfavorable impact ($4.2 million post-tax) of expenses relating to our new digital technology program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; a $2.9 million pre-tax unfavorable impact ($3.0 million post-tax) of Transformation Program expenses, primarily relating to professional fees; a $0.5 million post-tax unfavorable impact from expenses related to the COVID-19 pandemic; and a $0.1 million post-tax unfavorable impact relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia.

Net income for the nine months ended September 30, 2022 included a $7.7 million pre-tax unfavorable impact ($7.3 million post-tax) of Transformation Program expenses, primarily relating to professional fees; a $5.5 million pre-tax unfavorable impact ($4.3 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; a $3.8 million pre-tax unfavorable impact ($3.1 million post-tax) from expenses related to the COVID-19 pandemic; and a $3.3 million pre-tax unfavorable impact ($4.2 million post-tax) of expenses relating to our new digital technology program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2022 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended September 30, 2021 included a $6.0 million pre-tax unfavorable impact ($6.5 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); a $3.9 million pre-tax unfavorable impact ($3.7 million post-tax) of Transformation Program expenses, primarily relating to professional fees; a $2.5 million pre-tax unfavorable impact ($2.3 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $0.6 million pre-tax unfavorable impact ($0.5 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q); a $0.2 million favorable impact of loss on extinguishment of our 2026 Notes; and a $0.1 million unfavorable impact of non-income tax items.

Net income for the nine months ended September 30, 2021 included a $24.6 million pre-tax unfavorable impact ($19.1 million post-tax) of loss on extinguishment of our 2026 Notes; a $17.6 million pre-tax unfavorable impact ($18.3 million post-tax) of non-cash interest expense related to the 2024 Convertible Notes; an $11.8 million pre-tax unfavorable impact ($9.7 million post-tax) from expenses related to the COVID-19 pandemic, and such expenses are expected to continue in future periods; a $7.6 million pre-tax unfavorable impact ($6.9 million post-tax) of Transformation Program expenses, primarily relating to professional fees; a $7.4 million pre-tax favorable impact ($5.6 million post-tax) of net benefit on non-income tax items; and a $1.7 million pre-tax unfavorable impact ($1.4 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.0	21.3	22.6	21.0
Gross profit	78.0	78.7	77.4	79.0
Royalty overrides(1)	32.0	31.5	32.4	31.4
Selling, general, and administrative expenses(1)	34.6	34.0	34.1	33.4
Other operating income	—	—	(0.4)	(0.3)
Operating income	11.4	13.2	11.3	14.5
Interest expense, net	2.7	2.6	2.3	2.5
Other expense, net	—	—	—	0.6
Income before income taxes	8.7	10.6	9.0	11.4
Income taxes	2.4	2.4	2.4	2.3
Net income	6.3%	8.2%	6.6%	9.1%

(1)
The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Latin America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. See Note 6, Segment Information, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,184.5 million and $3,703.7 million for the three and nine months ended September 30, 2022, respectively, representing a decrease of $92.4 million, or 7.2%, and $282.0 million, or 7.1%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. In local currency, net sales decreased 1.0% and 2.2% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 7.2% decrease in net sales for the three months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 10.5% decrease in Volume Points, a 6.2% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.2% unfavorable impact of sales mix, partially offset by a 11.4% favorable impact of price increases. The 7.1% decrease in net sales for the nine months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 7.8% decrease in Volume Points, and a 4.9% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 6.8% favorable impact of price increases.

For a discussion of China’s net sales for the three and nine months ended September 30, 2022, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $500.8 million, or 42.3% of net sales, and $1,539.3 million, or 41.6% of net sales, for the three and nine months ended September 30, 2022, respectively, representing a decrease of $38.0 million, or 7.1%, and $151.0 million, or 8.9%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 7.1% decrease in contribution margin for the three months ended September 30, 2022 was primarily the result of a 10.5% unfavorable impact of volume decreases, a 7.6% unfavorable impact of foreign currency fluctuations, a 3.1% unfavorable impact of sales mix, a 1.2% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, and a 1.9% unfavorable impact of higher inventory write-downs, partially offset by a 18.3% favorable impact of price increases. The 8.9% decrease in contribution margin for the nine months ended September 30, 2022 was primarily the result of a 7.8% unfavorable impact of volume decreases, a 5.4% unfavorable impact of foreign currency fluctuations, a 2.6% unfavorable impact of sales mix, and a 2.2% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, and a 1.1% unfavorable impact of higher inventory write-downs, partially offset by a 11.0% favorable impact of price increases.

China reported contribution margin of $94.8 million and $275.2 million for the three and nine months ended September 30, 2022, respectively, representing a decrease of $42.1 million, or 30.8%, and $166.8 million, or 37.7%, for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 30.8% decrease in contribution margin for the three months ended September 30, 2022 was primarily the result of a 15.1% unfavorable impact of volume decreases, and a 10.3% unfavorable impact of sales mix, and a 4.3% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume. The 37.7% decrease in contribution margin for the nine months ended September 30, 2022 was primarily the result of a 28.3% unfavorable impact of volume decreases and a 7.9% unfavorable impact of sales mix.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	% Change	September 30, 2022	September 30, 2021	% Change
	(Dollars in millions)
North America	$317.5	$354.8	(10.5)%	$987.2	$1,126.6	(12.4)%
Latin America	187.6	206.7	(9.2)%	594.7	626.5	(5.1)%
EMEA	247.7	321.9	(23.1)%	831.7	1,043.8	(20.3)%
Asia Pacific	431.7	393.5	9.7%	1,290.1	1,188.8	8.5%
China	110.6	154.0	(28.2)%	319.9	499.1	(35.9)%
Worldwide	$1,295.1	$1,430.9	(9.5)%	$4,023.6	$4,484.8	(10.3)%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife Nutrition simple. We continue to provide our Members with enhanced technology tools for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational programs and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such programs include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members network with other Members, learn retailing, retention, and recruiting techniques from our leading Members, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. In a number of markets, we have segmented our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we use Member data to similarly categorize Members for communication and promotion efforts.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on an infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis, including such activities as weekly weigh-ins, which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of globalized DMOs include the Nutrition Club concept in Mexico and the Weight Loss Challenge in the United States. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, support the globalization of these initiatives.

We responded to COVID-19 pandemic conditions by adapting how we communicate with, service, and transact with our Members, and our Members similarly adapted their DMOs and other activities. These responsive actions and their duration have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic and the conditions and challenges unique to a particular market or region independent of the impacts of the pandemic. The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2022 as compared to the same periods in 2021, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

COVID-19 pandemic conditions may continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. In addition, global inflationary pressures and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. As described further below, effective June 2022 most of our geographic markets instituted a 10% price increase across all product lines, and certain additional markets instituted this increase effective during the third quarter of 2022 as described below. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. See below for a more detailed discussion of the pandemic and price change impacts on net sales for the third quarter and first nine months of 2022 for each geographic region and individual market.

North America

The North America region reported net sales of $317.5 million and $987.2 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $37.3 million, or 10.5%, and $139.4 million, or 12.4%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 10.4% and 12.3% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 10.5% decrease in net sales for the three months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 23.5% decrease in Volume Points, partially offset by a 13.4% favorable impact of price increases. The 12.4% decrease in net sales for the nine months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 19.4% decrease in Volume Points, partially offset by a 7.2% favorable impact of price increases.

Net sales in the U.S. were $308.8 million and $959.4 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $36.5 million, or 10.6%, and $133.6 million, or 12.2%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021.

Sales volumes declined for the third quarter and first nine months of 2022 versus the 2021 periods. We believe pandemic conditions through the first half of 2021, now largely eased, were a contributing factor in the motivation and focus of our Members in the region during that period, impacting year-over-year comparisons for the first nine months of 2022. Although pandemic conditions have generally eased, we have subsequently seen lower levels of new Members in the region as Members work to re-establish traditional face-to-face approaches for their businesses in addition to pandemic-driven online approaches. Inflationary pressures have also challenged our Members’ operations and customer demand. We are supporting Members with the resumption of in-person events as well as product line expansion and deployment of enhanced technology tools and social media to support their businesses and optimize their customers’ experiences with Herbalife Nutrition. The region saw a 10% price increase during June 2022 and a 6.8% price increase during March 2022.

Latin America

The Latin America region reported net sales of $187.6 million and $594.7 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $19.1 million, or 9.2%, and $31.8 million, or 5.1%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 6.7% and 3.0% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 9.2% decrease in net sales for the three months ended September 30, 2022 was due to a decrease in sales volume, as indicated by a 17.9% decrease in Volume Points, and a 2.6% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 14.4% favorable impact of price increases. The 5.1% decrease in net sales for the nine months ended September 30, 2022 was due to a decrease in sales volume, as indicated by a 11.0% decrease in Volume Points, and a 2.0% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 9.0% favorable impact of price increases.

Net sales in Mexico were $114.8 million and $357.1 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $2.7 million, or 2.3%, and increased $2.6 million, or 0.7%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 1.2% and increased 1.4% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.3 million and $2.3 million on net sales for the three and nine months ended September 30, 2022, respectively. Pandemic-related constraints have largely eased in Mexico. Volume declines were seen for the third quarter and first nine months versus the prior year periods, attributable we believe to the cumulative impact of several years of declines in new Members and Sales Leaders, as the market faced difficult economic conditions including the previous pandemic constraints. Inflationary conditions have adversely impacted Members’ Nutrition Club operations, which are an important DMO in the market. The region saw a 10% price increase during June 2022 and a 7% price increase during February 2022.

Other markets across the region also saw volume declines for the third quarter and first nine months of 2022 versus prior year periods. Although COVID-19 pandemic constraints have eased across the region, the region has seen a cumulative adverse impact of those constraints on Members’ activities, as well as market-specific factors including political and social instability in certain markets. Members are working toward re-establishing traditional face-to-face business operations after operating more virtually during the pandemic. Difficult economic conditions including inflationary pressures across the region have challenged our Members’ operations and customer demand. The volume declines in certain markets also included some adverse effect of volume pull-forward into the second quarter due to June price increases of 10% or more in virtually all markets of the region. Sales volume declines in markets other than Mexico were greatest for Brazil, Chile and Peru. Markets across the region are focused on building more sustainable business for our Members through daily product consumption and retailing. Efforts within the region include support for the reopening of Members’ Nutrition Clubs and utilization of cash prize promotions.

EMEA

The EMEA region reported net sales of $247.7 million and $831.7 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $74.2 million, or 23.1%, and $212.1 million, or 20.3%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 9.4% and 8.8% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 23.1% decrease in net sales for the three months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 21.2% decrease in Volume Points, and a 13.6% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 11.7% favorable impact of price increases. The 20.3% decrease in net sales for the nine months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 16.3% decrease in Volume Points, and a 11.5% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 7.1% favorable impact of price increases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales. Spain and Italy, the two largest markets in the region had the largest declines for the region and accounted for approximately 30% of the region’s net sales declines for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021.

Volumes declined across most EMEA markets for the three and nine months ended September 30, 2022, as compared to the same periods in 2021. Pandemic restrictions have generally eased in the region. We believe adaptation by Members to prior pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, were contributing factors to strong sales volume through the first half of 2021, impacting year-over-year comparisons for the first nine months of 2022. We have subsequently seen fewer new distributors and preferred customers joining our business as Members transition back to traditional face-to-face business approaches. We have also seen higher attrition among Members who joined at the height of the pandemic. Economic conditions across the region, including inflation and foreign exchange rate fluctuations, and political uncertainty in certain markets appear to be hindering business recovery.

The volume declines across the EMEA markets for the three and nine months ended September 30, 2022 as compared to the same period in 2021 were led by Spain, Italy, Russia, United Kingdom, South Africa, Ukraine and Turkey. Russia and Ukraine volumes have been adversely affected by geopolitical conflict in the region.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $431.7 million and $1,290.1 million for the three and nine months ended September 30, 2022, respectively. Net sales increased $38.2 million, or 9.7%, and $101.3 million, or 8.5%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 17.3% and 13.7% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 9.7% increase in net sales for the three months ended September 30, 2022 was primarily due to an increase in sales volume, as indicated by a 14.8% increase in Volume Points, and an 7.6% favorable impact of price increases, partially offset by a 7.6% unfavorable impact of fluctuations in foreign currency exchange rates and a 5.2% unfavorable impact of country sales mix. The 8.5% increase in net sales for the nine months ended September 30, 2022 was primarily due to an increase in sales volume, as indicated by a 13.0% increase in Volume Points, and a 5.1% favorable impact of price increases, partially offset by a 5.2% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.2% unfavorable impact of country sales mix.

Net sales in India were $192.9 million and $508.5 million for the three and nine months ended September 30, 2022, respectively. Net sales increased $52.6 million, or 37.5%, and $128.0 million, or 33.6%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 48.1% and 40.9% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $15.0 million and $27.4 million on net sales for the three and nine months ended September 30, 2022, respectively. We believe the India market has seen a growing interest in good health, contributing to demand for our products. Our sales volumes have increased in India in recent years as we continue to expand our product line and make it easier for our Members to do business, such as by streamlining our Member sign-up process, adding payment methods, and introducing a customer-direct shipping capability. Additionally, we believe adaption by our Members to pandemic-related operating constraints, such as greater use of online marketing and training tools and online Nutrition Club operation, has broadened their geographic reach enabling them to expand their businesses, even as Members return to traditional face-to-face approaches. Pandemic conditions in India have generally eased. India had a 14% price increase in September 2022; we believe Member demand ahead of this increase also contributed to volume growth for the third quarter.

Net sales in Vietnam were $79.2 million and $227.3 million for the three and nine months ended September 30, 2022, respectively. Net sales increased $18.4 million, or 30.3%, and $20.5 million, or 9.9%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales increased 33.5% and 10.5% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.9 million and $1.2 million on net sales for the three and nine months ended September 30, 2022, respectively. Vietnam saw a sales volume increases for the third quarter and first nine months of 2022 versus the prior-year periods. The market has seen several years of sales volume growth as sales leadership focused on sustainable, consumption-oriented business practices and the number of product access points increased. The third quarter increase was also contributed to, we believe, by Member demand ahead of a 10% price increase effective during July 2022. The second quarter of 2022 also saw some benefit of this demand after the price increase was announced in mid-June 2022. Pandemic-related operating constraints are generally eased in the market. Further changes to direct-selling regulations in the market are expected to receive government approval in 2023; we continue to assess and monitor these proposed regulations.

Across the remainder of the region’s markets volume was down for the third quarter and first nine months of 2022 compared to the prior year periods, most significantly for Malaysia and Indonesia. Although pandemic-related restrictions are largely eased across the region, we are seeing lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods. The third quarter volume results for certain markets in the region were also adversely impacted by Member purchases during the second quarter ahead of price increases effective or announced during June 2022.

China

The China region reported net sales of $110.6 million and $319.9 million for the three and nine months ended September 30, 2022, respectively. Net sales decreased $43.4 million, or 28.2%, and $179.2 million, or 35.9%, for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 24.4% and 34.7% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The 28.2% decrease in net sales for the three months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 15.1% decrease in Volume Points, a 9.2% unfavorable impact of sales mix mainly as a result of our determination that certain China independent service providers are now our customers for accounting purposes as a result of changes commencing January 1, 2022, (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q), and a 3.8% unfavorable impact of fluctuations in foreign currency exchange rates. The 35.9% decrease in net sales for the nine months ended September 30, 2022 was primarily due to a decrease in sales volume, as indicated by a 28.3% decrease in Volume Points, and a 7.0% unfavorable impact of sales mix mainly as a result of our determination that certain China independent service providers are now our customers for accounting purposes as a result of changes commencing January 1, 2022.

Volume declines for China continue to be attributable, we believe, to several factors including changes we are making that we believe will ultimately strengthen the consistency and sustainability of our business in China. Efforts to establish daily consumption-oriented Nutrition Clubs such as in other regions of the world have diverted traditional approaches within the region for some Members. In December 2020 we increased the requirements for our sales representatives in China to be eligible to apply to become independent service providers, with further modification during the third quarter of 2021. We believe these changes will ultimately strengthen our business by improving the quality of our independent service providers, but as our Members acclimate to these new requirements we have seen declines in the number of new independent service providers and net sales. Also, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, have been below the levels of prior years due to pandemic constraints. Additional pandemic-related constraints resumed for parts of the market during the second quarter of 2022, causing business interruption in the region.

Focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological tools to make it easier for our Members to do business, returning to face-to-face business approaches, encouraging a customer-based approach through DMOs such as weight management challenges, and supporting our Members’ establishment of daily consumption-oriented Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region. China had a 5% price increase in August 2022.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	% Change	September 30, 2022	September 30, 2021	% Change
	(Dollars in millions)
Weight Management	$738.4	$828.7	(10.9)%	$2,290.9	$2,620.7	(12.6)%
Targeted Nutrition	371.0	400.9	(7.5)%	1,163.3	1,252.2	(7.1)%
Energy, Sports, and Fitness	141.7	145.5	(2.6)%	423.5	421.8	0.4%
Outer Nutrition	19.7	24.3	(18.9)%	65.8	82.1	(19.9)%
Literature, Promotional, and Other(1)	24.3	31.5	(22.9)%	80.1	108.0	(25.8)%
Total	$1,295.1	$1,430.9	(9.5)%	$4,023.6	$4,484.8	(10.3)%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the majority of product categories decreased for the three and nine months ended September 30, 2022 as compared to the same periods in 2021. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,010.0 million and $1,125.7 million for the three months ended September 30, 2022 and 2021, respectively, and $3,115.6 million and $3,542.1 million for the nine months ended September 30, 2022 and 2021, respectively. Gross profit as a percentage of net sales was 78.0% and 78.7% for the three months ended September 30, 2022 and 2021, respectively, or an unfavorable net decrease of 68 basis points, and 77.4% and 79.0% for the nine months ended September 30, 2022 and 2021, respectively, or an unfavorable net decrease of 155 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2022 as compared to the same period in 2021 included unfavorable cost changes related to self-manufacturing and sourcing of 99 basis points primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume; the unfavorable impact of higher inventory write-downs of 92 basis points; unfavorable changes in sales mix of 85 basis points; the unfavorable impact of foreign currency fluctuations of 43 basis points; and unfavorable cost changes of 14 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; partially offset by the favorable impact of price increases of 260 basis points; and favorable other cost changes of 5 basis points.

The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2022 as compared to the same period in 2021 included unfavorable cost changes related to self-manufacturing and sourcing of 123 basis points primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume; unfavorable changes in sales mix of 94 basis points; the unfavorable impact of higher inventory write-downs of 47 basis points; unfavorable cost changes of 21 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; the unfavorable impact of foreign currency fluctuations of 16 basis points; and unfavorable other cost changes of 10 basis points; partially offset by the favorable impact of price increases of 156 basis points.

We expect our gross margin to continue to be negatively impacted in the remainder of 2022 and into 2023 primarily due to increased costs related to raw materials, manufacturing labor costs, and freight costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $414.4 million and $450.0 million for the three months ended September 30, 2022 and 2021, respectively, and $1,301.1 million and $1,409.8 million for the nine months ended September 30, 2022 and 2021, respectively. Royalty overrides as a percentage of net sales were 32.0% and 31.5% for the three months ended September 30, 2022 and 2021, respectively, and 32.4% and 31.4% for the nine months ended September 30, 2022 and 2021, respectively.

The increase in royalty overrides as a percentage of net sales for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $448.2 million and $486.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1,373.1 million and $1,498.9 million for the nine months ended September 30, 2022 and 2021, respectively. Selling, general, and administrative expenses as a percentage of net sales were 34.6% and 34.0% for the three months ended September 30, 2022 and 2021, respectively, and 34.1% and 33.4% for the nine months ended September 30, 2022 and 2021, respectively.

The decrease in selling, general, and administrative expenses for the three months ended September 30, 2022 as compared to the same period in 2021 was driven by $30.6 million in lower service fees for China independent service providers due to lower sales in China, and $21.2 million in lower labor and benefits costs primarily from lower 2022 employee bonus accrual, partially offset by $16.1 million in higher Member event and promotion costs.

The decrease in selling, general, and administrative expenses for the nine months ended September 30, 2022 as compared to the same period in 2021 was driven by $117.4 million in lower service fees for China independent service providers due to lower sales in China, and $60.8 million in lower labor and benefits costs primarily from lower 2022 employee bonus accrual, partially offset by $18.2 million in higher Member event and promotion costs, and $8.9 million in higher professional fees.

Other Operating Income

The $14.9 million of other operating income for the nine months ended September 30, 2022 consisted of $14.9 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $16.4 million of other operating income for the nine months ended September 30, 2021 consisted of $16.4 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in millions)
Interest expense	$35.9	$38.8	$100.5	$115.5
Interest income	(1.4)	(1.1)	(4.6)	(3.5)
Interest expense, net	$34.5	$37.7	$95.9	$112.0

The decrease in interest expense, net for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the adoption of ASU 2020-06 and the resulting decrease in non-cash interest expense, partially offset by an increase in our weighted-average interest rate. The decrease in interest expense, net for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the adoption of ASU 2020-06 and the resulting decrease in non-cash interest expense.

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

Income Taxes

Income taxes were $30.7 million and $34.3 million for the three months ended September 30, 2022 and 2021, respectively, and $93.5 million and $104.2 million for the nine months ended September 30, 2022 and 2021, respectively. The effective income tax rate was 27.2% and 22.6% for the three months ended September 30, 2022 and 2021, respectively, and 25.9% and 20.3% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the effective tax rate for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income, partially offset by an increase in tax benefits from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of the Company's income and a decrease in tax benefits from discrete events.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the impacts of the COVID-19 pandemic and the current inflationary environment, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $532.5 million cash and cash equivalents as of September 30, 2022 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2022 and December 31, 2021.

For the nine months ended September 30, 2022, we generated $298.9 million of operating cash flow as compared to $374.9 million for the same period in 2021. The decrease in our operating cash flow was the result of $200.5 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $124.5 million of favorable changes in operating assets and liabilities. The $200.5 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Summary Financial Results above for further discussion), partially offset by lower selling, general, and administrative expenses. The $124.5 million change in operating assets and liabilities was primarily the result of favorable changes in inventories, prepaid expenses and other current assets, and other current liabilities; partially offset by unfavorable changes in receivables, accounts payable, and royalty overrides. The favorable change in other current liabilities included favorable changes in accrued member events and promotions, accrued interest, and a favorable impact in 2022 due to the prior year settlement of the Mexico VAT assessments, partially offset by unfavorable changes in accrued compensation.

Capital expenditures, including accrued capital expenditures, were $120.0 million and $102.1 million for the nine months ended September 30, 2022 and 2021, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop enhanced web-based Member tools, as well as expansion and enhancement of our manufacturing and distribution facilities. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $160 million to $200 million for the full year of 2022 which includes our new digital technology program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools which provides enhanced digital capabilities and experiences to our Members. Based on our estimates, after reallocating future expected expenditures, we expect to incur total net incremental expenditures of approximately $200 million to $250 million over the next three years as a result of this $400 million digital technology program.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. For the first phase of the Transformation Program, we currently expect total pre-tax expenses in the range of $25 million to $30 million through 2023, of which $2.9 million and $7.7 million was recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the three and nine months ended September 30, 2022, respectively. In addition, we expect a total of $11 million to $14 million of related capital expenditures through 2023, primarily relating to technology, to support both the first and second phase of the Transformation Program. We expect to complete the first phase of the Transformation Program in 2023. In addition to better aligning our internal resources to better effect regional and market level strategies, the first phase of the Transformation Program is expected to deliver annual incremental savings in the range of $10 million to $15 million, with some savings beginning in 2022 and full-year savings expected to be realized in 2024. We are still assessing the scope, timing, and execution plan of the second phase of the Transformation Program.

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

On July 30, 2021, we amended the 2018 Credit Facility which, among other things, increased borrowings under the 2018 Term Loan A from $245.0 million to a total of $286.2 million; increased the total available borrowing capacity under the 2018 Revolving Credit Facility from $282.5 million to $330.0 million; reduced the interest rate for borrowings under the 2018 Term Loan A and 2018 Revolving Credit Facility; and amended the commitment fee on the undrawn portion of the 2018 Revolving Credit Facility. As a result of the amendment, the applicable margin for the 2018 Term Loan A and 2018 Revolving Credit Facility is currently subject to certain premiums or discounts tied to criteria determined by certain sustainability targets. We incurred approximately $1.4 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.4 million of debt issuance costs, approximately $0.8 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.6 million was recognized in interest expense, net within our condensed consolidated statement of income during the third quarter of 2021.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of September 30, 2022 and December 31, 2021, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the nine months ended September 30, 2022, we borrowed an aggregate amount of $433.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $504.7 million on amounts outstanding under the 2018 Credit Facility, which included $483.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the nine months ended September 30, 2021, we borrowed an aggregate amount of $531.2 million under the 2018 Credit Facility, which included $490.0 million under the 2018 Revolving Credit Facility, and repaid a total amount of $415.8 million on amounts outstanding under the 2018 Credit Facility, which included $60.0 million of prepayments on amounts outstanding under the 2018 Term Loan B and $340.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of September 30, 2022 and December 31, 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $1,022.9 million and $1,094.6 million, respectively. Of the $1,022.9 million outstanding under the 2018 Credit Facility as of September 30, 2022, $262.9 million was outstanding under the 2018 Term Loan A, $660.0 million was outstanding under the 2018 Term Loan B, and $100.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.46% and 2.62%, respectively.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2022, the total amount of our foreign subsidiary cash and cash equivalents was $376.8 million, of which $22.4 million was held in U.S. dollars. As of September 30, 2022, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $155.7 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

During the nine months ended September 30, 2022, we repurchased approximately 3.7 million of our common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, we repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of ours at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the nine months ended September 30, 2021, we repurchased approximately 5.7 million of our common shares through open-market purchases at an aggregate cost of approximately $281.1 million, or an average cost of $49.27 per share, and subsequently retired these shares. In total, during the nine months ended September 30, 2021, we repurchased approximately 18.2 million of our common shares at an aggregate cost of approximately $881.1 million, or an average cost of $48.43 per share.

As of December 31, 2021, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and were reflected at cost within our accompanying condensed consolidated balance sheet as of December 31, 2021. Although these shares were owned by an indirect wholly-owned subsidiary of ours and remained legally outstanding, they were reflected as treasury shares under U.S. GAAP and therefore reduced the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remained outstanding on the books and records of our transfer agent and therefore still carried voting and other share rights related to ownership of our common shares, which could be exercised. So long as it was consistent with applicable laws, such shares were voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. In August 2022, we retired these 10.0 million treasury shares and as a result the amount of our treasury shares reflected at cost within our condensed consolidated balance sheet decreased by $328.9 million as of September 30, 2022, compared to December 31, 2021. We also allocated the excess of the original repurchase price of these common shares over the par value of the shares acquired between shareholders deficit and additional paid-in capital. As a result of the retirement of our treasury shares these approximately 10.0 million shares no longer remained legally outstanding as of September 30, 2022.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of September 30, 2022 and December 31, 2021, we had working capital of $398.2 million and $351.4 million, respectively, or an increase of $46.8 million. The increase was primarily due to increases in receivables and prepaid expenses and other current assets, and decreases in royalty overrides and other current liabilities; partially offset by decreases in cash and cash equivalents and inventories.

We expect that cash and funds provided from operations, available borrowings under the 2018 Credit Facility, and longer-term access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2022.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife Nutrition products to retail consumers or other Members. As of September 30, 2022, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and nine months ended September 30, 2022 and 2021.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $33.9 million and $31.4 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, we had goodwill of approximately $87.6 million and $95.4 million, respectively. The decrease in goodwill during the nine months ended September 30, 2022 was due to foreign currency translation adjustments. As of both September 30, 2022 and December 31, 2021, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and nine months ended September 30, 2022 and 2021. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2022 and December 31, 2021, the aggregate notional amounts of these contracts outstanding were approximately $63.9 million and $54.5 million, respectively. As of September 30, 2022, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2022, we recorded assets at fair value of $1.8 million and liabilities at fair value of $6.4 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, we recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2022 and December 31, 2021.

As of both September 30, 2022 and December 31, 2021, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2022:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2022
Buy Brazilian real sell Euro	5.34	$12.7	$(0.3)
Buy British pound sell US dollar	1.14	1.2	—
Buy Chinese yuan sell Euro	7.73	43.5	4.7
Buy Chinese yuan sell US dollar	6.76	67.1	(3.1)
Buy Danish krone sell US dollar	7.41	0.8	—
Buy Euro sell Australian dollar	1.49	2.7	0.1
Buy Euro sell British pound	0.87	1.1	—
Buy Euro sell Canadian dollar	1.33	1.1	—
Buy Euro sell Chinese yuan	6.93	49.6	0.4
Buy Euro sell Chilean peso	937.23	6.5	0.1
Buy Euro sell Hong Kong dollar	7.77	5.1	—
Buy Euro sell Indonesian rupiah	14,921.00	5.2	—
Buy Euro sell Japanese yen	138.68	1.1	—
Buy Euro sell Kazakhstani tenge	482.70	3.6	(0.1)
Buy Euro sell Malaysian ringgit	4.50	23.8	0.3
Buy Euro sell Mexican peso	23.10	48.0	(6.5)
Buy Euro sell South African rand	17.58	1.1	—
Buy Euro sell US dollar	0.98	43.9	0.2
Buy Euro sell Vietnamese dong	23,730.00	24.6	(0.3)
Buy Euro sell Zambian kwacha	16.00	1.5	(0.1)
Buy Indonesian rupiah sell US dollar	14,871.70	6.7	(0.2)
Buy Mexican peso sell Euro	20.01	4.5	—
Buy Mexican peso sell US dollar	20.73	8.8	0.1
Buy Norwegian krone sell US dollar	9.67	2.0	(0.2)
Buy Poland zloty sell US dollar	4.86	0.8	—
Buy Swedish krona sell US dollar	10.98	1.0	—
Buy Taiwanese dollar sell US dollar	30.10	2.2	(0.1)
Buy US dollar sell Brazilian real	4.90	13.8	1.5
Buy US dollar sell Chinese yuan	6.86	50.8	1.6
Buy US dollar sell Colombian peso	4,425.96	1.7	0.1
Buy US dollar sell Euro	0.99	245.7	2.7
Buy US dollar sell Indian rupee	80.44	3.0	0.1
Buy US dollar sell Mexican peso	22.38	10.1	(1.0)
Buy US dollar sell Philippine peso	58.21	4.3	0.1
Buy US dollar sell Turkish lira	18.92	5.3	—
Total forward contracts		$704.9	$0.1

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2022, the aggregate annual maturities of the 2018 Credit Facility were expected to be $7.3 million for the remainder of 2022, $29.0 million for 2023, $36.1 million for 2024, and $950.5 million for 2025. As of September 30, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $252.7 million, $634.4 million, and $100.0 million, respectively, and the carrying values were $262.2 million, $655.9 million, and $100.0 million, respectively. As of December 31, 2021, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $278.0 million, $663.1 million, and $150.0 million, respectively, and the carrying values were $278.1 million, $660.5 million, and $150.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of September 30, 2022 and December 31, 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 3.46% and 2.62%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. As of September 30, 2022 and December 31, 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. As of September 30, 2022, the remaining $25.0 million notional swap agreement provide for us to pay interest at a fixed rate of 0.52%, effectively fixing the interest rate on such notional amounts at an effective rate of, depending on our total leverage ratio, between 2.27% and 2.77%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of September 30, 2022 and December 31, 2021, we recorded assets at fair value of $0.4 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase or decrease by approximately $10.0 million, respectively. The variable interest rates payable under our 2018 Credit Facility continue to be linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR required certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and are requiring LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of September 30, 2022, the fair value of the 2024 Convertible Notes was approximately $500.3 million and the carrying value was $546.7 million. As of December 31, 2021, the fair value of the liability component of the 2024 Convertible Notes was approximately $547.4 million and the carrying value was $486.0 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the impact of adopting ASU 2020-06.

As of September 30, 2022, the fair value of the 2025 Notes was approximately $545.5 million and the carrying value was $595.2 million. As of December 31, 2021, the fair value of the 2025 Notes was approximately $639.7 million and the carrying value was $594.2 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $13.4 million or increase by approximately $13.9 million, respectively.

As of September 30, 2022, the fair value of the 2029 Notes was approximately $429.8 million and the carrying value was $593.4 million. As of December 31, 2021, the fair value of the 2029 Notes was approximately $588.9 million and the carrying value was $592.8 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $22.0 million or increase by approximately $23.4 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million. We did not repurchase any of our common shares during the three months ended September 30, 2022.

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

(w)
4.8	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 hereto)	(w)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(p)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(p)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(f)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(m)
10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e)
10.13#	Amended and Restated Herbalife Ltd. Non-Management Directors Compensation Plan	(e)
10.14#	Herbalife Ltd. Employee Stock Purchase Plan	(k)
10.15#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(v)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(y)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(y)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(y)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(y)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10.21#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(i)
10.22#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(i)
10.23	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(g)
10.24#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(aa)
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

(x)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL (included as Exhibit 101)	*

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
(aa)
Previously filed on August 2, 2022 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: October 31, 2022