Form 10-K
period 2022-12-31
HERBALIFE NUTRITION LTD.
filed 2023-02-14
CIK 1180262

let'

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 97,920,728 common shares outstanding as of February 7, 2023. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $896 million as of June 30, 2022, based upon the last reported sales price on the New York Stock Exchange on that date of $20.45. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Additional factors and uncertainties that could cause actual results or outcomes to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including in Part I, Item 1A, Risk Factors, and Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in our Consolidated Financial Statements and the related Notes. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

In addition to the effectiveness of personalized selling through a direct-selling business model, we believe the primary drivers for our success throughout our 43-year operating history have been enhanced consumer awareness and demand for our products due to global trends such as the obesity epidemic, increasing interest in a fit and active lifestyle, living healthier, and the rise of entrepreneurship.

PRODUCT SALES

Our science-backed products help Members and their customers improve their overall health, enhance their wellness, and achieve their fitness and sport goals. As of December 31, 2022, we marketed and sold approximately 131 product types. Our products are often sold as part of a program and therefore our portfolio is comprised of a series of related products designed to simplify weight management, health and wellness, and overall nutrition for our Members and their customers. Our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2022.

The following table summarizes our products by product category:

	Percentage of Net Sales
	2022	2021	2020	Description	Representative Products
Weight Management	56.8%	58.1%	59.8%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	29.1%	28.2%	27.6%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	10.6%	9.5%	7.9%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	1.6%	1.9%	2.0%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line
Literature, Promotional, and Other	1.9%	2.3%	2.7%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

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

Together, product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2022, 2021, and 2020.

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

Our product development strategy is twofold: (1) to increase the value of existing customers by investing in products that address customers’ health, wellness and nutrition considerations, fill perceived gaps in our portfolios, add flavors, increase convenience by developing products like snacks and bars, and expand afternoon and evening consumption with products like savory shakes or soups; and (2) to attract new customers by entering into new categories, offering more choices, increasing individualization, and expanding our current sports line. We have a keen focus on product innovation and aim to launch new products and variations on existing products on a regular basis. Once a particular market opportunity has been identified, our scientists, along with our operations, marketing, and sales teams, work closely with Member leadership to introduce new products and variations on existing products.

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

COMPETITION

The nutrition industry is highly competitive. Nutrition products are sold through a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. Our competitors include companies such as Conagra Brands, Hain Celestial, and Post. Additionally, we compete for the recruitment of Members from other network marketing organizations, including those that market nutrition products and other entrepreneurial opportunities. Our direct-selling competitors include companies such as Nu Skin, Tupperware, and USANA. Our ability to remain competitive depends on many factors, including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, competitive pricing, a strong reputation, and a financially viable company.

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

Segmentation

In many of our markets, including certain of our largest markets such as the United States, Mexico, and India, we have segmented our Member base into two categories: “preferred members” – who are consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. This Member segmentation provides a clear differentiation between those interested in retailing our products or building a sales organization, and those simply consuming our products as discount customers. This distinction allows us to more effectively communicate and market to each group, and provides us with better information regarding our Members within the context of their stated intent and goals. As of December 31, 2022, we had approximately 6.2 million Members, including 2.9 million preferred members and 2.0 million distributors in the markets where we have established these two categories and 0.3 million sales representatives and independent service providers in China.

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

The basis for calculating Marketing Plan payouts varies depending on product and market: for 2022, we utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for a cash bonus known as the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

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

As of December 31, 2022, prior to our February re-qualification process, approximately 772,000 of our Members have attained the level of sales leader, of which approximately 734,000 have attained this level in the 94 markets where we use our Marketing Plan and 38,000 independent service providers operating in our China business. See Business in China below for a description of our business in China.

The table below reflects sales leader retention rates by year and by region:

	Sales Leader Retention Rate
	2023	2022	2021
North America	69.7%	58.8%	70.8%
Latin America (1)	71.6%	69.3%	67.0%
EMEA	64.6%	77.1%	72.7%
Asia Pacific	66.6%	66.5%	63.5%
Total sales leaders	67.6%	68.9%	67.9%

(1) The Company combined the Mexico and South and Central America regions into the Latin America region in 2022. Historical information has been reclassified to conform with the current period geographic presentation.

For the latest twelve-month re-qualification period ending January 2023, approximately 67.6% of our sales leaders, excluding China, re-qualified, versus 68.9% for the twelve-month period ended January 2022. The Company throughout its history has adjusted the re-qualification criteria from time to time in response to evolving business objectives and market conditions, and the above results include the effects of all such changes. For example, in recent years certain markets have allowed members to utilize a lower re-qualification volume threshold and the Company has continued to expand this lower re-qualification method to additional markets. Separately, with revised business requirements in place following the Consent Order, as described in Network Marketing Program below, we utilize a re-qualification equalization factor for U.S. Members to better align their re-qualification thresholds with Members in other markets, and retention results for each of the years presented include the effect of the equalization factor. We believe this factor preserves retention rate comparability across markets. Also, for each of the years presented, the retention results exclude certain markets for which, due to local operating conditions, sales leaders were not required to requalify.

We believe sales leader retention rates are the result of efforts we have made to try and improve the sustainability of sales leaders’ businesses, such as encouraging Members to obtain experience retailing Herbalife Nutrition products before becoming a sales leader and providing them with advanced technology tools, as well as reflecting market conditions. As our business operations evolve, including the segmentation of our Member base in certain markets and changes in sales leader re-qualification thresholds for other markets, management continues to evaluate the importance of sales leader retention rate information.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and by region:

	Number of Sales Leaders
	2022	2021	2020
North America	80,278	95,402	71,202
Latin America (1)	125,726	131,359	134,401
EMEA	183,056	158,153	130,438
Asia Pacific	201,137	173,582	158,815
Total sales leaders	590,197	558,496	494,856
China	33,486	68,301	70,701
Worldwide total sales leaders	623,683	626,797	565,557

(1) The Company combined the Mexico and South and Central America regions into the Latin America region in 2022. Historical information has been reclassified to conform with the current period geographic presentation.

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

RESOURCES

We seek to provide the highest quality products to our Members and their customers through our “seed to feed” strategy, which includes significant investments in obtaining quality ingredients from traceable sources, qualified by scientific personnel through product testing, and increasing the amount of self-manufacturing of our top products.

Ingredients

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. Our procurement process for many of our botanical products now stretches back to the farms and includes self-processing of teas and herbal ingredients into finished raw materials at our own facilities. Our Changsha, China facility exclusively provides high quality tea and herbal raw materials to our manufacturing facilities as well as our third-party contract manufacturers around the world. We also source ingredients that we do not self-process from companies that are well-established, reputable suppliers in their respective field. These suppliers typically utilize similar quality processes, equipment, expertise, and having traceability as we do with our own modern quality processes. As part of our program to ensure the procurement of high-quality ingredients, we also test our incoming raw materials for compliance to potency, identity, and adherence to strict specifications.

Manufacturing

The next key component of our seed to feed strategy involves the high-quality manufacturing of these ingredients into finished products, which are produced at both third-party manufacturers and our own manufacturing facilities. As part of our long-term strategy, we seek to expand and increase our self-manufacturing capabilities. Our manufacturing facilities, known as Herbalife Innovation and Manufacturing Facilities, or HIMs, include HIM Lake Forest, HIM Winston-Salem, HIM Suzhou, and HIM Nanjing. HIM Winston-Salem is currently our largest manufacturing facility at approximately 800,000 square feet. Together, our HIM manufacturing facilities produce approximately 51% of our inner nutrition products sold worldwide. Self-manufacturing also enables us greater control to reduce negative environmental impacts of our operations and supply chain. As described in the Sustainability section below, we are focused on developing science-based green-house gas emission reduction targets for our manufacturing facilities as part of our sustainability goals. We are also focused on reducing single-use plastics throughout our global distribution network and incorporating more sustainable content, such as post-consumer recycled resin, into our packaging.

Our finished products are analyzed for label claims and tested for microbiological purity, thereby verifying that our products comply with food safety standards, meet label claims and have met other quality standards. For self-manufactured products, we conduct all of our testing in-house at our fully-equipped, modern quality control laboratories in the U.S. and China. We have two quality control laboratories in Southern California and Changsha, China (including a Center of Excellence in both locations). In addition, we also have a Center of Excellence laboratory in Bangalore, India, and a quality control laboratory in Winston-Salem, North Carolina, Suzhou, China, and Nanjing, China. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which manufacture products for the U.S. and most of our international markets, we operate and adhere to the regulations established by the U.S. Food and Drug Administration, or FDA, and strict Current Good Manufacturing Practice regulations, or CGMPs, for food, acidified foods, and dietary supplements.

We also work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at approved contract manufacturer labs or third-party labs. For these products manufactured at other facilities, we combine four elements to ensure quality products: (1) the same selectivity and assurance in ingredients as noted above; (2) use of reputable, CGMP-compliant, quality- and sustainability-minded manufacturing partners; (3) supplier qualification through annual audit programs; and (4) significant product quality testing. During 2022, we purchased approximately 15% of our products from our top three third-party manufacturers.

Infrastructure and Technology

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

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, one focus of this strategy is to provide more product access points closer to our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. We also expect to continue to improve our distribution channels relating to home delivery as we expect to see continued increased demands for our products being shipped to our Members in certain of our larger markets. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. In aggregate, we have over 1,500 distribution points and partner retail locations around the world. In addition to our distribution points, we contract third party-run drop-off locations where we can ship to and Members can pick up ordered products.

We leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences. We also continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. We invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms to take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience. In addition, we leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. Our investment in technology infrastructure helps support our capacity to grow. In 2021, we also initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is still ongoing and expected to be completed in 2024 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, of this Annual Report on Form 10-K and Note 14, Transformation Program, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

In addition, many Members rely on the use of technology to support their goals and businesses. As part of our continued investment in technology to further support our Members and drive long-term growth, we have enhanced our product access and distribution network to support higher volumes of online or mobile orders, allowing Members and their customers to select home or business delivery options. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife Nutrition, their business, and their consumers with tools such as HN MyClub, Engage, HNconnect, BizWorks, MyHerbalife, GoHerbalife, and Herbalife.com. Additionally, we continue to support a growing suite of point-of-sale tools to assist our Members with ordering, tracking, and customer relationship management. These tools allow our Members to manage their business and communicate with their customers more efficiently and effectively. During 2022, we also commenced a Digital Technology Program to develop a new enhanced platform to provide enhanced digital capabilities and experiences to our Members. This is a multi-year program and we expect our capital expenditures to increase in 2023 and future years as result of our investments in this Digital Technology Program as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Operating Results, of this Annual Report on Form 10-K.

Intellectual Property and Branding

Marketing foods and supplement products on the basis of sound science means using ingredients in the composition and quantity as demonstrated to be effective in the relevant scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods suppliers and consultants to execute supply and non-disclosure agreements that contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain product registrations in many countries. We also make efforts to protect certain unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company.

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

Sustainability

Our goals and objectives to nourish people and communities and to improve the planet are part of both our day-to-day activities and our long-term growth strategy. As a signatory of the United Nations Global Compact, or UNGC, we have aligned our sustainability initiatives outlined by the United Nations’ Sustainable Development Goals. Our current sustainability initiatives focus on issues including climate and emissions, packaging, and operational waste. For example, we have implemented projects that have reduced overall packaging materials and incorporated usage of recycled materials in the packaging of our flagship product, Formula 1 Healthy Meal Nutritional Shake in North America, Mexico, and in certain markets where permitted by regulations. We are seeking opportunities across operations to reduce waste-prone materials such as single-use plastics. More information on these efforts is provided in the Manufacturing section above. For information relating to our culture, diversity, equity, and inclusion, please see the Human Capital section below.

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

We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate workforce. Having a business presence in multiple domestic and international markets also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We monitor the talent needs of our departments and functions with particular focus on the areas where human capital resources are important to daily operations to ensure we can timely manufacture, distribute, and sell products to our Members. As of December 31, 2022, we had approximately 10,100 employees, of which approximately 2,800 were located in the United States.

Diversity, Equity, and Inclusion

We believe diversity is a strength and embrace a core vision that a diverse, equitable, and inclusive culture is imperative to enable us to better serve our Members, stakeholders, and communities. As such, we seek to promote a work environment where all people can thrive, and are committed to diversity, equity, and inclusion, or DEI, at all levels, from our employees, management and executive leadership to our board of directors.

Our DEI strategy is currently focused on creating opportunities to further recruit and support diverse talent at all levels, encouraging inclusion and belonging, and embedding equity throughout our culture and operations. Current initiatives include the implementation of a global applicant tracking system to deepen our commitment to fair recruitment processes, offering unconscious bias trainings for all employees, the expansion of existing employee networks which help employees build community and foster a culture of belonging, and further development and involvement of Global and Regional DEI Councils to drive DEI progress. Additionally, we have set diversity goals and targets for women in leadership roles globally and for racial and ethnic minorities in leadership roles in the U.S.

Talent Acquisition and Development

We seek to attract and retain a talented and diverse workforce. To foster an inclusive hiring process in the U.S., we use a tool that helps ensure that job descriptions do not unintentionally exclude potential applicants.

Investment in our employees' professional growth and development is important and helps establish a strong foundation for long-term success. At our Company, we strive to create a learning culture, one in which development is an ongoing focus for all employees and managers. We invest in our employees’ development through a variety of programs. These programs are designed to help our employees grow professionally and strengthen their skills throughout their careers. Examples of these programs include the following:

•
Training Programs – We provide our employees access to an internal learning management system, Herbalife Nutrition University, which provides professional development courses, technical training, and compliance training to all employees globally.

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
•
Educational Assistance – Another way we support employees’ continual professional development is by offsetting a portion of the cost of higher education. Program offerings and eligibility vary by region, but may include partial reimbursement of tuition fees incurred for undergraduate and graduate degrees, certificate programs, or skills-based courses.

Compensation and Benefits

Our Board of Directors and its Compensation Committee establish our general compensation philosophy and oversee and approve the development, adoption, and implementation of compensation policies and programs, which are set at a global level, but also adapted to meet local country requirements as needed. We provide base pay that aligns with employee positions, skill levels, experience, contributions, and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job grades. Our benefit programs are designed to enhance employee well-being and assist employees in the event of illness, injury, or disability. To this end, we offer benefits that vary worldwide, but may include health insurance, retirement savings programs, and wellness incentives designed to promote a healthy and active lifestyle. We believe we offer our employees wages and benefits packages that are in line with respective local labor markets and laws.

Safety, Health, and Well-Being

As a nutrition company, we believe the safety, health, and well-being of our employees is of the utmost importance. We endeavor to promote these principles by providing a safe and healthy work environment and encouraging healthy, active lifestyles. Our efforts to provide a safe workplace are guided by various formal policies and programs, which are designed to protect employees, contractors, and visitors from accidents, illnesses, and injuries, while operating in compliance with applicable regulations, including OSHA guidelines in the U.S. We also follow policies and programs regarding material health and safety risks, workplace violence prevention, and incident response and management. In the U.S., our manufacturing facilities in Winston-Salem and Lake Forest are ISO 45001 certified, an international standard for occupational health and safety management.

While the COVID-19 pandemic has increased the resources required to keep our employees safe and healthy, we continue to make what we believe are the necessary investments to achieve this goal. In response to, and during various phases of, the pandemic, we have taken several actions, including supporting our employees to work from home when possible, offering mental and emotional wellness resources, and implementing safety measures when necessary at our facilities. Over the course of the pandemic, our senior management team has relied on cross-functional teams to monitor, review, and assess the evolving situation. These cross-functional teams are responsible for recommending risk mitigation actions based on the local risks and in accordance with regulatory requirements and guidelines for the health and safety of our employees and, in the U.S., protocols to align with all federal, state, and local public health guidelines. We believe our proactive efforts have been successful in supporting our business growth despite the obstacles and challenges presented by COVID-19.

In addition, we believe in the importance of well-being and provide resources for our employees that support their pursuit of a healthy and active lifestyle. Our flagship wellness program in the U.S., “Wellness for Life,” offers employees a suite of activities to achieve overall wellness through improved fitness, nutrition, intellectual well-being, and financial literacy. The variety of activities offered ensures all employees may participate, no matter where they may be in their wellness journey. While we have many existing regional wellness programs, a new and enhanced global wellness program will launch in January 2023 and feature Herbalife fitness, health and nutrition experts from around the globe. We also have facilities and programs in place that allow employees to incorporate fitness into their daily schedule, such as onsite gyms at several facilities and live virtual classes.

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

Available Information

Our Internet website address is www.herbalife.com and our investor relations website is ir.herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our investor relations website at ir.herbalife.com our Principles of Corporate Governance, our Code of Conduct, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and ESG Committee of our board of directors. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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

Our Formula 1 Healthy Meal, which is our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2022. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, or if the replacement product fails to gain market acceptance, our business, financial condition, and operating results could be materially harmed.

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

Despite the relaxation of pandemic-related constraints in certain markets, considerable uncertainty still surrounds the COVID-19 pandemic, its potential effects, and the extent and effectiveness of government responses to the pandemic. If the pandemic is not contained, or if new variants emerge or effective vaccines are not made available and utilized quickly enough, the adverse impacts of the COVID-19 pandemic could worsen, impacting all segments of the global economy, and result in a significant recession or worse. However, the unprecedented and sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business and operations will be affected in the long run. Further, the resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by the pandemic’s lingering effects on our Members, consumers, and third-party contract manufacturers and suppliers. Accordingly, our ability to conduct our business in the manner previously done or planned for the future could be materially and adversely affected, and any of the foregoing risks, or other cascading effects of the COVID-19 pandemic, or any other pandemic that may emerge in the future, that are not currently foreseeable, could materially and adversely affect our business, financial condition, and operating results. See the COVID-19 Pandemic and Sales by Geographic Region sections in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further discussion of the impacts of the COVID-19 pandemic on our business and operating results.

We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.

Our business, including our ability to provide products and services to and manage our Members, depends on the performance and availability of our information technology infrastructure, including our core transactional systems. The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses, and other incentives. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems, that the systems will be adequate to meet all of our business needs, or that the systems will keep pace with continuing changes in technology, legal and regulatory standards. Further, as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recently commenced a Digital Technology Program to develop a new enhanced platform to provide enhanced digital capabilities and experiences to our Members.

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

In addition, developments in technology are continuing to evolve and affecting all aspects of our business, including how we effectively manage our operations, interact with our Members and their customers, and commercialize opportunities that accompany the evolving digital and data driven economy. Therefore, one of our top priorities is to modernize our technology and data infrastructure by, among other things, creating more relevant and more personalized experiences wherever our systems interact with Members and their customers; and developing ways to create more powerful digital tools and capabilities for Members to enable them to grow their businesses. These initiatives to modernize our technology and data infrastructure are expected to be implemented over the course of many years and to require significant investments. If these initiatives are not successful, our ability to attract and retain Members and their customers, increase sales, and reduce costs may be negatively affected. Further, these initiatives may be subject to cost overruns and delays and may cause disruptions in our operations. These cost overruns and delays and disruptions could adversely impact our business, financial condition, and operating results.

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

We operate manufacturing facilities in the United States and around the world and also rely on third-party contract manufacturers to supply products to us. Any significant interruption of production at any of our manufacturing facilities or third-party contract manufacturers, or other interruption in our supply chain, may materially harm our business, financial condition, and operating results. For example, natural disasters, including droughts, earthquakes, fires, hurricanes, or floods, technical issues, work stoppages, or other unforeseen or catastrophic events, that result in significant interruption of production at any of our facilities or third-party contract manufacturers or suppliers could impede our ability to conduct business. While we have business continuity programs for our manufacturing facilities which contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing could be expensive and time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members, and damage our reputation, any of which could harm our business, financial condition, and operating results. Additionally, we cannot assure you that our third-party contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws. Our product supply contracts generally have three-year terms. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by Herbalife Nutrition, our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time-period and we have exercised this right in the past. Globally, we have over 50 contract manufacturers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Our contract manufacturers are also located in countries such as the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes, at suitable quality levels, or in a cost-effective manner, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of our products, including any interruptions that may arise as a result of the COVID-19 pandemic, would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results.

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

Our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personal information of our Members, customers, leads, vendors, and employees in various information technology systems that we maintain and in those maintained by third parties with which we interact. Anyone who is able to circumvent our security measures or those of our third-party service providers could misappropriate such confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our information technology infrastructure, damage our reputation, or otherwise damage our business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches, and the potential risk of security breaches may increase as we introduce new technology systems and services. Any actual security breaches could result in legal and financial exposure, including litigation and other potential liability, and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and operating results and our reputation as a brand, business partner, and employer. In addition, employee error or malfeasance or other errors in the storage, use, or transmission of any such information could result in disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Member, customer, and vendor information, including credit card and banking information, these risks are heightened. In addition, our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. See also the risk factor titled “We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.”

In addition, the use and handling of certain types of information, including personal and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the European Union General Data Protection Regulation, which became effective in May 2018, the Brazil Law on General Data Protection, which became effective in September 2020, the California Consumer Privacy Act, or the CCPA, which became effective in January 2020 and was amended by the California Privacy Rights Act effective January 2023, the European Union Payment Services Directive 2, which became effective in January 2021 and requires stronger customer authentication for online transactions in that region, and the China Personal Information Protection Law, which became effective in November 2021. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personal and financial information of our Members and their customers and could present technological challenges and negatively impact our sales. Compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance burden and risk and increased costs for us. If we fail to comply with these privacy and data security laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.

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

Approximately 77% of our net sales for the year ended December 31, 2022 were generated outside the United States, exposing our business to risks associated with international operations. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions.

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

In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, the Organisation for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. The anticipated implementation of BEPS by non-U.S. jurisdictions in which we operate could result in changes to tax laws, rules, and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. On October 8, 2021, the OECD issued a statement announcing that 137 of its 140 members had agreed upon two groups of proposals for global tax reform, labeled “Pillar One” and “Pillar Two.” Pillar One is focused on providing a mechanism for taxing rights more closely aligned with market engagement (generally where people or consumers are located). Pillar Two is focused on establishing a global minimum tax rate and would apply when a country’s income tax rate is below a minimum tax rate of at least 15%. On December 20, 2021, the OECD published model rules consistent with the two Pillars announced in its October 2021 statement, and the model rules included the 15% global minimum tax rate previewed as part of Pillar Two in the OECD’s October 2021 statement. In December 2022, the EU member states agreed to implement the OECD framework in their domestic tax laws with a target effective date for the 15% global minimum tax rate in 2024. Although we continue to evaluate and assess the potential impact of the OECD framework on the Company, the minimum tax rules could result in tax increases in the jurisdictions where we operate or have a presence. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.

Our business in China is subject to general, as well as industry-specific, economic, political, and legal developments and risks and requires that we utilize a modified version of the business model we use elsewhere in the world.

Our business and operations in China, which generated approximately 8% of our net sales for the year ended December 31, 2022, are subject to unique risks and uncertainties related to general economic, political, and legal developments. The Chinese government exercises significant control over the Chinese economy, including by controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

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

We issued convertible senior notes due on March 15, 2024, or the 2024 Convertible Notes, in the aggregate principal amount of $550.0 million. Prior to December 15, 2023, under certain circumstances, holders of our 2024 Convertible Notes may convert their notes at their option. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time. Additionally, we issued convertible senior notes due on June 15, 2028, or the 2028 Convertible Notes, in the aggregate principal amount of $277.5 million. Prior to March 15, 2028, under certain circumstances, holders of our 2028 Convertible Notes may convert their notes at their option. On and after March 15, 2028, holders may convert their 2028 Convertible Notes at any time.

The 2024 Convertible Notes and 2028 Convertible Notes may be settled, at our option, in cash or a combination of cash and common shares, so long as the principal amount of the 2024 Convertible Notes and 2028 Convertible Notes is settled in cash. If one or more holders elect to convert their 2024 Convertible Notes or 2028 Convertible Notes when conversion is permitted, we would be required to make cash payments, for the respective convertible senior notes, to satisfy the principal amount due at conversion and could elect to make cash payments to satisfy our full conversion obligations, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2024 Convertible Notes or 2028 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of our 2024 Convertible Notes or 2028 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Payment of cash upon conversion of the 2024 Convertible Notes or 2028 Convertible Notes, or any adverse change in the accounting treatment of the 2024 Convertible Notes or 2028 Convertible Notes, may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

In addition, if a portion of the 2024 Convertible Notes or 2028 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our share price may decline. Furthermore, the perception that such dilution could occur may cause our share price to decline. Because the conversion rate of the 2024 Convertible Notes or 2028 Convertible Notes adjusts upward upon the occurrence of certain events, existing shareholders may experience further dilution if a portion of the 2024 Convertible Notes or 2028 Convertible Notes are converted into common shares and the currently effective adjusted conversion rate is further adjusted. For more information regarding the conversion features of our 2024 Convertible Notes and 2028 Convertible Notes, including the events that allow for early conversion and the current conversion rate, see Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Certain provisions in our convertible senior notes and the related indentures, as well as Cayman Islands law and our organizational documents, could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in our convertible senior notes and the related indentures, as well as certain provisions of Cayman Islands law and our organizational documents, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change in respect of either or both classes of convertible senior notes, holders of the notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change under either or both indentures, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change.

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

The Companies Act contains separate statutory provisions that provide for the merger, reconstruction, and amalgamation of companies. These are commonly referred to in the Cayman Islands as “schemes of arrangement.” The procedural and legal requirements necessary to consummate a scheme of arrangement are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the arrangement must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:

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

Herbalife Nutrition Ltd. has been advised by its Cayman Islands legal counsel, Maples and Calder (Cayman) LLP, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Herbalife Nutrition Ltd. judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Herbalife Nutrition Ltd. predicated upon the civil liability provisions of the securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. ln those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign money judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud, or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

If a U.S. shareholder owns 10% or more of our common shares, it may be subject to increased U.S. federal income taxation under the “controlled foreign corporation,” or CFC, rules. A non-U.S. corporation will be classified as a CFC for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly, or constructively) 10% or more of the voting power or value of shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares and any special voting rights, such as to appoint directors, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons that are entitled to acquire shares pursuant to an option, such as the holders of our 2024 Convertible Notes or 2028 Convertible Notes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we leased the majority of our physical properties. We currently lease approximately 95,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 140,000 square feet, with the lease term expiring in 2033, and own approximately 189,000 square feet of general office space in Torrance, California, primarily for our North America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2031 and 2028, respectively. We also lease approximately 178,000 square feet of warehouse space for a distribution center in Hagerstown, Maryland, expiring in 2032. In Lake Forest, California, we lease warehouse, manufacturing plant, and office space of approximately 166,000 square feet expiring in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 344,000 square feet under an arrangement expiring in 2025. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2032. In Suzhou, China we are leasing our manufacturing and warehouse facilities of approximately 81,000 square feet and 121,000 square feet, respectively, under leases expiring in 2025 and 2024, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 234,000 square feet of office space, the majority of which houses a Global Business Service Center that supports worldwide operations, under leases expiring in 2027. In Bangalore, India, we lease approximately 155,000 square feet of office space for our Global Business Service Center, which expires in 2026. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; and Kuala Lumpur, Malaysia. In addition to the properties noted above, we also lease other warehouse and office buildings in a majority of our other geographic areas of operation.

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

The closing price of our common shares on February 7, 2023, was $16.80. The approximate number of holders of record of our common shares as of February 7, 2023 was 486. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five-year period ended December 31, 2022. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2017 and that all dividends were reinvested. The publicly traded companies in the peer group are Conagra Brands, Inc., The Hain Celestial Group, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., Tupperware Brands Corporation, and USANA Health Sciences, Inc.

	December 31,
	2017	2018	2019	2020	2021	2022
Herbalife Nutrition Ltd.	$100.00	$174.10	$140.79	$141.91	$120.88	$43.95
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Peer Group	$100.00	$72.38	$89.49	$101.92	$102.26	$101.52

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

Information with Respect to Purchases of Equity Securities by the Issuer

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

We did not repurchase any of our common shares during the three months ended December 31, 2022. For further information on our share repurchases during the year ended December 31, 2022, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors, and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K.

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

While we continue to monitor the current global financial environment including the impacts of the COVID-19 pandemic and inflation, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in five geographic regions:

•
North America;
•
Latin America, which consists of Mexico and South and Central America;
•
EMEA, which consists of Europe, the Middle East, and Africa;
•
Asia Pacific (excluding China); and
•
China.

Our Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. In order to simplify the understanding of our performance and ongoing trends of the business and align with our organizational structure, in 2022 we combined our Mexico geographic region with our South and Central America region, into one geographic region now named Latin America; therefore, we have five geographic regions as of December 31, 2022 as opposed to six geographic regions as of December 31, 2021. When applicable, historical information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations relating to our geographic regions has been reclassified to conform with the current period geographic presentation.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019, or COVID-19, as a pandemic. The outbreak and subsequent global spread of the virus has impacted the general public, companies and state, local and national governments and economies worldwide, as well as global financial markets. Public health organizations and international, federal, state and local governments have implemented measures to combat the spread of COVID-19, including restrictions on movement such as quarantines, “stay-at-home” orders and social distancing ordinances and restricting or prohibiting outright some or all forms of commercial and business activity. These measures although largely eased across most markets where we operate, have continued intermittently for certain markets and could resume more broadly as conditions evolve.

During recent years, our business and operations have been affected by the pandemic in manners, in some cases adversely, and degrees that vary by market and we expect that the effects could extend through 2023 and possibly beyond. For the health and safety of our employees, our Members, and their customers, and although largely eased, when necessary we have implemented temporary access restrictions at certain of our physical business locations and locations where Members conduct their business activities, some of which measures may continue in certain of our markets. Generally, we are able to satisfy current levels of demand. While pandemic constraints have lessened in most markets, our operations have been and continue to be disrupted in certain markets. The most significant impacts we have seen in recent years, intermittently and depending on market, include:

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

We and our Members responded to the pandemic and its impacts on our business and theirs by adapting operations and taking a number of proactive measures to mitigate those impacts. The most significant measures in recent years and depending on market, include:

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
•
Member-operated Nutrition Clubs adding to or shifting from on-site offerings of single servings to carry-out and home delivery of single servings, as well as sales of fully packaged products; and
•
Physical changes at our major facilities, such as our manufacturing plants and distribution centers, including pre-entry temperature checks, face masks for employees, and plexiglass barriers, and employees working from home where possible rather than at company offices. Currently, most of these measures are no longer required in most of our facilities.

We believe our cash on hand as of December 31, 2022 and as of the date of this filing, combined with cash flows from operating activities, is sufficient to meet our foreseeable needs for the next twelve months. We also have access to our revolving credit facility to supplement our cash-generating ability if necessary.

Although we believe that our responsive measures have been effective in limiting the adverse impact of the pandemic on most markets, the ongoing impact of the COVID-19 pandemic will likely affect our business, financial condition, and results of operations in future quarters, including their comparability to prior periods. Given the unpredictable, unprecedented, and fluid nature of the pandemic and its economic consequences, we are unable to predict the duration and extent to which these factors will impact our business, financial condition, and results of operations. A more detailed discussion of the pandemic’s impact on net sales for 2022 and its expected impact in future periods, as well as the impacts specific to each geographic region, are discussed further in the Sales by Geographic Region section below. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a further discussion of risks related to the COVID-19 pandemic.

Other Factors Impacting Results

Global inflationary pressures, other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can also impact our financial condition, results of operations and liquidity. Many regions are seeing significant inflation, which can impact both our cost structures and our pricing. Effective June 2022 we instituted a 10% price increase in most of our geographic markets across all product lines, most remaining markets instituted a similar increase effective during the third quarter of 2022. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures. The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of December 31, 2022. Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See "Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors.

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

	Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(Volume Points in millions)
North America	1,430.2	1,783.8	(19.8)%	1,783.8	1,735.0	2.8%
Latin America	1,177.1	1,348.8	(12.7)%	1,348.8	1,414.9	(4.7)%
EMEA	1,353.4	1,629.3	(16.9)%	1,629.3	1,562.5	4.3%
Asia Pacific	2,156.5	1,960.1	10.0%	1,960.1	1,690.2	16.0%
China	261.4	375.8	(30.4)%	375.8	523.8	(28.3)%
Worldwide	6,378.6	7,097.8	(10.1)%	7,097.8	6,926.4	2.5%

Volume Points decreased 10.1% for 2022, after having increased 2.5% for 2021. The comparative 2022 and 2021 results by region discussed below are impacted, we believe, by the significance and timing of pandemic conditions and our and our Members’ ability to respond to the conditions, which varied by region and by market within regions. Although pandemic conditions had adverse operational impacts across all markets, we believe during certain periods our Members in certain markets where we saw increased net sales and Volume Point growth for some periods were more focused on their business due to those conditions, particularly the North America region and certain EMEA markets during the second half of 2020 and first half of 2021.

North America’s Volume Point decrease for 2022 after a slight increase for 2021 reflects lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses. The region’s Volume Point decline for the year also reflects comparison to a 2021 period that included record levels of net sales. Latin America’s continuing Volume Point decreases for 2022 are due, we believe to the cumulative adverse impact of difficult economic conditions including intermittent pandemic-related constraints, current inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point decrease for the 2022 after an increase for 2021 reflects lower levels of new Members and higher Member attrition as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses, as well as political and economic uncertainty across much of the region. The region’s Volume Point decline for the year also reflects comparison to a 2021 period that included record levels of sales. The Asia Pacific region again saw year-over-year Volume Point increases led by growth in the India market and partially offset by declines elsewhere in the region due in part, we believe, to lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods. China saw continuing significant Volume Point decreases for 2022. This trend reflects, we believe, a near-term adverse impact of strategic changes we are making to our business in China, as well as pandemic-related impacts and business disruption.

COVID-19 pandemic conditions may continue to impact Volume Point results; however, we are unable to predict the duration or magnitude of these effects. Results and more regional or country-specific impacts of the COVID-19 pandemic are discussed further below in the applicable sections of Sales by Geographic Region.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	22.6	21.4	20.8
Gross profit	77.4	78.6	79.2
Royalty overrides(1)	32.4	31.6	30.5
Selling, general, and administrative expenses(1)	34.8	34.6	37.4
Other operating income	(0.3)	(0.3)	(0.3)
Operating income	10.5	12.7	11.6
Interest expense	2.7	2.7	2.5
Interest income	0.2	0.1	0.2
Other (income) expense, net	(0.2)	0.4	—
Income before income taxes	8.2	9.7	9.3
Income taxes	2.0	2.0	2.6
Net income	6.2%	7.7%	6.7%

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

As discussed further by market in the Sales by Geographic Region below, we responded to COVID-19 pandemic conditions by adapting how we communicate with, service, and transact with our Members and our Members have similarly adapted their DMOs and other activities. These responsive actions have varied by region and by market due to the differing market- and regional-specific impacts of the pandemic. The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2022 as compared to the same period in 2021, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

COVID-19 pandemic conditions may continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. In addition, global inflationary pressures, supply chain challenges and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. As described further below, effective June 2022 most of our geographic markets instituted a 10% price increase across all product lines, and certain additional markets instituted this increase effective during the third quarter of 2022 as described below. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. See the Sales by Geographic Region below for a more detailed discussion of the pandemic and price change impacts on net sales for the year for each geographic region and individual market.

Financial Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Net sales were $5,204.4 million for the year ended December 31, 2022. Net sales decreased $598.4 million, or 10.3%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales decreased 5.4% for the year ended December 31, 2022 as compared to the same period in 2021. The 10.3% decrease in net sales for the year ended December 31, 2022 was primarily driven by a decrease in sales volume, as indicated by a 10.1% decrease in Volume Points, a 4.9% unfavorable impact of fluctuations in foreign currency exchange rates, and a 3.0% unfavorable impact of country sales mix, partially offset by a 7.9% favorable impact of price increases.

Net income was $321.3 million, or $3.23 per diluted share, for the year ended December 31, 2022. Net income decreased $125.9 million, or 28.2%, for the year ended December 31, 2022 as compared to the same period in 2021. The decrease in net income for the year ended December 31, 2022 was mainly due to $389.1 million lower contribution margin driven by lower net sales, partially offset by $201.7 million lower selling, general, and administrative expenses, a $12.8 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K), a $24.6 million loss on extinguishment of our 2026 Notes in 2021 (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K), and $15.5 million lower net interest expense.

Net income for the year ended December 31, 2022 included a $12.8 million favorable impact on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $12.1 million pre-tax unfavorable impact ($10.5 million post-tax) of Transformation Program expenses, primarily relating to professional fees; an $11.9 million pre-tax unfavorable impact ($11.3 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; a $5.5 million pre-tax unfavorable impact ($4.4 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; and a $4.4 million pre-tax unfavorable impact ($3.6 million post-tax) from expenses related to the COVID-19 pandemic.

Net income for the year ended December 31, 2021 included a $24.6 million pre-tax unfavorable impact ($19.1 million post-tax) of loss on extinguishment of our 2026 Notes; a $23.7 million unfavorable impact of non-cash interest expense related to the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $13.8 million pre-tax unfavorable impact ($11.2 million post-tax) from expenses related to the COVID-19 pandemic; a $12.9 million pre-tax unfavorable impact ($11.5 million post-tax) of Transformation Program expenses, primarily relating to professional fees; a $12.5 million pre-tax unfavorable impact ($9.6 million post-tax) of expenses relating to the class action lawsuit titled Rodgers, et al. v Herbalife Ltd., et al. (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K); a $7.4 million pre-tax favorable impact ($5.6 million post-tax) of net benefit on non-income tax items; and a $1.7 million pre-tax unfavorable impact ($1.3 million post-tax) of debt issuance costs related to the amendment of our 2018 Credit Facility.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,813.4 million for the year ended December 31, 2022, representing a decrease of $359.9 million, or 7.0%, as compared to the same period in 2021. In local currency, net sales decreased 1.8% for the year ended December 31, 2022 as compared to the same period in 2021. The 7.0% decrease in net sales for the year ended December 31, 2022 was primarily due to a decrease in sales volume, as indicated by a 9.0% decrease in Volume Points, a 5.2% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.3% unfavorable impact of country sales mix, partially offset by an 8.7% favorable impact of price increases.

For a discussion of China’s net sales for the year ended December 31, 2022 as compared to the same period in 2021, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $2,005.3 million, or 41.7% of net sales, for the year ended December 31, 2022, representing a decrease of $170.3 million, or 7.8%, as compared to the same period in 2021. The 7.8% decrease in contribution margin for the year ended December 31, 2022 was primarily the result of a 9.0% unfavorable impact of volume decreases, a 6.3% unfavorable impact of foreign currency fluctuations, a 3.2% unfavorable impact of country sales mix, and a 2.9% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, partially offset by a 14.1% favorable impact of price increases.

China reported contribution margin of $335.4 million for the year ended December 31, 2022, representing a decrease of $218.8 million, or 39.5%, as compared to the same period in 2021. The 39.5% decrease in contribution margin for the year ended December 31, 2022 was primarily the result of a 30.4% unfavorable impact of volume decreases, a 7.5% unfavorable impact of sales mix, a 3.6% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume, and a 1.3% unfavorable impact of foreign currency fluctuations, partially offset by 1.1% favorable impact of price increases.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
	2022	2021	% Change
	(Dollars in millions)
North America	$1,262.2	$1,428.9	(11.7)%
Latin America	785.8	822.9	(4.5)%
EMEA	1,078.5	1,335.4	(19.2)%
Asia Pacific	1,686.9	1,586.1	6.4%
China	391.0	629.5	(37.9)%
Worldwide	$5,204.4	$5,802.8	(10.3)%

North America

The North America region reported net sales of $1,262.2 million for the year ended December 31, 2022. Net sales decreased $166.7 million, or 11.7%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales decreased 11.6% for the year ended December 31, 2022 as compared to the same period in 2021. The 11.7% decrease in net sales for the year ended December 31, 2022 was primarily due to a decrease in sales volume, as indicated by a 19.8% decrease in Volume Points, partially offset by a 8.5% favorable impact of price increases.

Net sales in the U.S. were $1,225.5 million for the year ended December 31, 2022. Net sales decreased $161.2 million, or 11.6%, for the year ended December 31, 2022 as compared to the same period in 2021.

Sales volumes declined for 2022 versus 2021. We believe pandemic conditions through the first half of 2021 may have been a contributing factor in the focus of our Members in the region during that period, impacting year-over-year comparisons for 2022. Although pandemic conditions have generally eased, we have subsequently seen lower levels of new Members in the region as Members work to re-establish traditional face-to-face approaches for their businesses while maintaining online approaches. Inflationary pressures have also challenged our Members’ operations and customer demand. We are supporting Members with the resumption of in-person events, product line expansions, deployment of enhanced technology tools, and social media to support distributors and customer experiences with Herbalife Nutrition. The region implemented a 6.8% price increase during March 2022 and a subsequent 10% price increase during June 2022 in response to inflationary pressures.

Latin America

The Latin America region reported net sales of $785.8 million for the year ended December 31, 2022. Net sales decreased $37.1 million, or 4.5%, for the year ended December 31, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 3.1% for the year ended December 31, 2022 as compared to the same periods in 2021. The 4.5% decrease in net sales for the year ended December 31, 2022 was primarily due to a decrease in sales volume, as indicated by a 12.7% decrease in Volume Points, and a 1.4% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 10.5% favorable impact of price increases.

Net sales in Mexico were $474.6 million for the year ended December 31, 2022. Net sales increased $10.9 million, or 2.4% for the year ended December 31, 2022 as compared to the same periods in 2021. In local currency, net sales increased 1.6% for the year ended December 31, 2022 as compared to the same periods in 2021. The fluctuation of foreign currency exchange rates had a favorable impact of $3.7 million for the year ended December 31, 2022. Pandemic-related constraints have largely eased in Mexico. Volume declines were seen for 2022 versus the prior year, attributable we believe to the cumulative impact of several years of declines in new Members and Sales Leaders, as the market faced difficult economic conditions including the previous pandemic constraints. Inflationary conditions have adversely impacted Members’ Nutrition Club operations, which are an important DMO in the market. The region saw a 7% price increase during February 2022 and a subsequent 10% price increase during June 2022.

Other markets across the region also saw volume declines for 2022 versus 2021. Although COVID-19 pandemic constraints have eased across the region, the region has seen a cumulative adverse impact of those constraints on Members’ activities, as well as market-specific factors including political and social instability in certain markets. Members are working toward re-establishing traditional face-to-face business operations after operating more virtually during the pandemic. Difficult economic conditions including inflationary pressures across the region have challenged our Members’ operations and customer demand. Prices were increased 10% or more in June 2022 for virtually all markets of the region, in addition to other market-specific price increases during the year. Sales volume declines in markets other than Mexico were greatest for Brazil, Chile and Peru. Markets across the region are focused on building more sustainable business for our Members through daily product consumption and retailing. Efforts within the region include support for the reopening of Members’ Nutrition Clubs and utilization of segmented promotions.

EMEA

The EMEA region reported net sales of $1,078.5 million for the year ended December 31, 2022. Net sales decreased $256.9 million, or 19.2% for the year ended December 31, 2022 as compared to the same periods in 2021. In local currency, net sales decreased 7.5% for the year ended December 31, 2022 as compared to the same periods in 2021. The 19.2% decrease in net sales for the year ended December 31, 2022 was primarily due to a decrease in sales volume, as indicated by a 16.9% decrease in Volume Points, and an 11.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 9.9% favorable impact of price increases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales. Spain and Italy, the two largest markets in the region, accounted for approximately 25% of the region’s net sales for the year ended December 31, 2022.

Volumes declined across most EMEA markets for 2022 as compared to 2021. Pandemic restrictions have generally eased in the region. We believe adaptation by Members to prior pandemic conditions, such as online communication with Members and home delivery, as well as heightened demand for our products and business opportunity, may have been contributing factors to strong sales volume through the first half of 2021, impacting year-over-year comparisons for 2022. We have subsequently seen fewer new distributors and preferred customers joining our business as Members transition back to traditional face-to-face business approaches or work to adopt hybrid approaches. We have also seen higher attrition among Members who joined at the height of the pandemic. Economic conditions across the region, including inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be hindering business recovery.

The volume declines across the EMEA markets for 2022 as compared to 2021 were led by Russia, Spain, Italy, the United Kingdom, South Africa, Ukraine and Turkey. Russia and Ukraine volumes have been adversely affected by geopolitical conflict in the region.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,686.9 million for the year ended December 31, 2022. Net sales increased $100.8 million, or 6.4%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales increased 12.6% for the year ended December 31, 2022 as compared to the same period in 2021. The 6.4% increase in net sales for the year ended December 31, 2022 was primarily due to an increase in sales volume, as indicated by a 10.0% increase in Volume Points, and a 7.0% favorable impact of price increases, partially offset by a 6.3% unfavorable impact of fluctuations in foreign currency exchange rates, and a 3.3% unfavorable impact of sales mix.

Net sales in India were $677.1 million for the year ended December 31, 2022. Net sales increased $158.0 million, or 30.4%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales increased 38.8% for the year ended December 31, 2022 as compared to the same period in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $43.7 million on net sales for the year ended December 31, 2022. Sales volumes have increased in India in recent years as we continued to promote our brand, expand our product line and make it easier for our Members to do business, such as by adding product access points and payment methods, and introducing a customer-direct shipping capability for our Members. Additionally, we believe adaption by our Members to pandemic-related operating constraints, such as greater use of online marketing and training tools and online Nutrition Club operation, has broadened their geographic reach enabling them to expand their businesses. The India market implemented a 14% price increase in September 2022.

Net sales in Vietnam were $298.9 million for the year ended December 31, 2022. Net sales increased $26.3 million, or 9.6%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales increased 11.8% for the year ended December 31, 2022 as compared to the same period in 2021. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.9 million on net sales for the year ended December 31, 2022. Vietnam saw a sales volume increase for 2022 versus 2021. The market has seen several years of sales volume growth as sales leadership focused on sustainable, consumption-oriented business practices and the number of product access points increased. Pandemic-related operating constraints are generally eased in the market. The market implemented a 10% price increase effective during July 2022. Further changes to direct-selling regulations in the market are expected to receive government approval in 2023; we continue to assess and monitor these proposed regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets volume was down for 2022 as compared to 2021, most significantly for Malaysia and Indonesia. Although pandemic-related restrictions are largely eased across the region, we are seeing lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods, and as Members' Nutrition Club operations recover from pandemic disruption.

China

The China region reported net sales of $391.0 million for the year ended December 31, 2022. Net sales decreased $238.5 million, or 37.9%, for the year ended December 31, 2022 as compared to the same period in 2021. In local currency, net sales decreased 35.7% for the year ended December 31, 2022 as compared to the same period in 2021. The 37.9% decrease in net sales for the year ended December 31, 2022 was primarily due to a decrease in sales volume, as indicated by a 30.4% decrease in Volume Points, a 6.7% unfavorable impact of sales mix, and a 2.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 0.9% favorable impact of price increases.

Volume declines for China continue to be attributable, we believe, to several factors including changes we are making that we believe will ultimately strengthen the consistency and sustainability of our business in China. Efforts to establish daily consumption-oriented Nutrition Clubs such as in other regions of the world have diverted traditional approaches within the region for some Members. In December 2020 we increased the requirements for our sales representatives in China to be eligible to apply to become independent service providers, with further modification during the third quarter of 2021. We believe these changes will ultimately strengthen our business by improving the quality of our independent service providers, but as our Members acclimate to these new requirements we have seen declines in the number of new independent service providers and net sales. Also, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, have continued to decline. Although pandemic-related constraints did cause business interruption in the region during 2022, a lifting of many of those constraints late in the year preceded a surge of COVID infections in the market which further adversely impacted our business.

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

Sales by Product Category

Net sales by product category were as follows:

	Year Ended December 31,
	2022	2021	% Change
	(Dollars in millions)
Weight Management	$2,954.2	$3,370.4	(12.3)%
Targeted Nutrition	1,512.7	1,636.6	(7.6)%
Energy, Sports, and Fitness	550.6	551.8	(0.2)%
Outer Nutrition	85.8	107.8	(20.4)%
Literature, Promotional, and Other(1)	101.1	136.2	(25.8)%
Total	$5,204.4	$5,802.8	(10.3)%

(1) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for all of the product categories decreased for the year ended December 31, 2022 as compared to the same period in 2021. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $4,030.8 million and $4,563.5 million for the years ended December 31, 2022 and 2021, respectively. Gross profit as a percentage of net sales was 77.4% and 78.6% for the years ended December 31, 2022 and 2021, respectively, or an unfavorable net decrease of 119 basis points.

The decrease in gross profit as a percentage of net sales for the year ended December 31, 2022 as compared to the same period in 2021 included unfavorable cost changes related to self-manufacturing and sourcing of 126 basis points primarily related to increased raw material, manufacturing labor, and inbound freight costs and increased allocated overhead costs due to lower production volume; unfavorable changes in sales mix of 90 basis points; the unfavorable impact of foreign currency fluctuations of 36 basis points; the unfavorable impact of higher inventory write-downs of 32 basis points; unfavorable cost changes of 20 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; and unfavorable other cost changes of 18 basis points; partially offset by the favorable impact of price increases of 203 basis points.

We expect our gross margin to continue to be negatively impacted in 2023 primarily due to increased costs related to raw materials, manufacturing labor costs, and freight costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $1,690.1 million and $1,833.7 million for the years ended December 31, 2022 and 2021, respectively. Royalty overrides as a percentage of net sales were 32.4% and 31.6% for the years ended December 31, 2022 and 2021, respectively.

The increase in royalty overrides as a percentage of net sales for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,810.4 million and $2,012.1 million for the years ended December 31, 2022 and 2021, respectively. Selling, general, and administrative expenses as a percentage of net sales were 34.8% and 34.6% for the years ended December 31, 2022 and 2021, respectively.

The decrease in selling, general, and administrative expenses for the year ended December 31, 2022 as compared to the same period in 2021 was driven by $153.9 million in lower service fees for China independent service providers due to lower sales in China, and $89.3 million in lower labor and benefits costs primarily from lower 2022 employee bonus accrual, partially offset by $32.9 million in higher Member event and promotion costs, and $11.9 million in higher professional fees.

Other Operating Income

The $14.9 million of other operating income for the year ended December 31, 2022 consisted of $14.9 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $16.4 million of other operating income for the year ended December 31, 2021 consisted of $16.4 million of government grant income for China.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2022	2021
	(in millions)
Interest expense	$139.3	$153.1
Interest income	(6.1)	(4.4)
Interest expense, net	$133.2	$148.7

The decrease in interest expense, net for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to the adoption of ASU 2020-06 and the resulting decrease in non-cash interest expense, partially offset by an increase in our weighted-average interest rate.

See Note 2, Basis of Presentation, and Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statements, of this Annual Report on Form 10-K for a further discussion on the impact of adopting ASU 2020-06 and the non-cash interest expense related to the 2024 Convertible Notes.

Other (Income) Expense, Net

The $12.8 million of other income, net for the year ended December 31, 2022 consisted of a gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $24.6 million of other expense, net for the year ended December 31, 2021 consisted of a loss on the extinguishment of the 2026 Notes.

Income Taxes

Income taxes were $103.5 million and $113.6 million for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate was 24.4% and 20.3% for the years ended December 31, 2022 and 2021, respectively. The increase in the effective tax rate for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to changes in the geographic mix of our income and a decrease in net tax benefits from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $508.0 million cash and cash equivalents as of December 31, 2022 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2022 and 2021.

For the year ended December 31, 2022, we generated $352.5 million of operating cash flow as compared to $460.3 million for the same period in 2021. The decrease in our operating cash flow was the result of $203.0 million of lower net income excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows, partially offset by $95.2 million of favorable changes in operating assets and liabilities. The $203.0 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Financial Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021 above for further discussion), partially offset by lower selling, general, and administrative expenses (See Selling, General, and Administrative Expenses above for further discussion). The $95.2 million change in operating assets and liabilities was primarily the result of favorable changes in inventories, prepaid expenses and other current assets, and other assets; partially offset by unfavorable changes in receivables and royalty overrides.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2022 and 2021 were $164.1 million and $159.1 million, respectively. The majority of these expenditures represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our new Digital Technology Program, as well as expansion and enhancement of our manufacturing and distribution facilities. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $175 million to $225 million for the full year of 2023 which includes our new multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members. Based on our estimates, and after reallocating future expected expenditures, we expect our future capital expenditures to remain elevated during 2023, 2024, and 2025 as a result of this $400 million Digital Technology Program. The capital expenditures relating to this Digital Technology Program are separate to the Transformation Program described further below.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of at least $70 million with approximately half of these savings being realized in 2023 with the remainder largely being realized in 2024. We also expect to incur total pre-tax expenses of at least $60 million to realize these run-rate savings. We have already incurred total pre-tax expenses of approximately $25.0 million through December 31, 2022, of which $12.1 million and $12.9 million were recognized in selling, general, and administrative expenses within our consolidated statements of income during the years ended December 31, 2022 and 2021, respectively. We expect a total of $20 million to $25 million of related capital expenditures through 2024, primarily relating to technology, to support the Transformation Program. Since the Transformation Program is still ongoing and expected to be completed in 2024, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of December 31, 2022.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i)March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within our consolidated statement of income during the first quarter of 2020. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of December 31, 2022.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2022 and 2021, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Based on the 2022 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, we will not be required to make a mandatory prepayment in 2023 toward the 2018 Term Loan B.

During the year ended December 31, 2022, we borrowed an aggregate amount of $564.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $683.0 million on amounts outstanding under the 2018 Credit Facility, which includes $654.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2021, we borrowed an aggregate amount of $671.2 million under the 2018 Credit Facility, which includes $630.0 million of borrowings under the 2018 Revolving Credit Facility, and repaid a total amount of $561.3 million on amounts outstanding under the 2018 Credit Facility, which includes $480.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $60.0 million prepayment on amounts outstanding under the 2018 Term Loan B. As of December 31, 2022 and 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $975.7 million and $1,094.6 million, respectively. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.08% and 2.62%, respectively.

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

In December 2022, we issued $277.5 million aggregate principal of new convertible senior notes due 2028 as described below, and subsequently used the proceeds, to repurchase $287.5 million of our existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest.

See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2024 Convertible Notes.

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2028 Convertible Notes.

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

Contractual Obligations

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2022. Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, warehouses, distribution centers, manufacturing centers, and equipment.

For a further discussion on our debt and operating lease commitments as of December 31, 2022, see the sections above as well as Note 4, Leases, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K and Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2022, the total amount of our foreign subsidiary cash and cash equivalents was $355.4 million, of which $23.3 million was held in U.S. dollars. As of December 31, 2022, the total amount of cash and cash equivalents held by Herbalife Nutrition Ltd. and its U.S. entities, inclusive of U.S. territories, was $152.6 million.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Nutrition Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2022, Herbalife Nutrition Ltd. had approximately $3.0 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2022, we do not have any plans to repatriate these unremitted earnings to Herbalife Nutrition Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2022, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

As of December 31, 2022, we repurchased approximately 3.7 million of our common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, we repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of ours at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the year ended December 31, 2021, we repurchased approximately 7.9 million of our common shares through open-market purchases at an aggregate cost of approximately $382.7 million, or an average cost of $48.17 per share, and subsequently retired these shares. In total, during the year ended December 31, 2021, we repurchased approximately 20.4 million of our common shares at an aggregate cost of approximately $982.7 million, or an average cost of $48.10 per share.

As of December 31, 2021, we held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased our shareholders’ deficit and were reflected at cost within our accompanying consolidated balance sheet as of December 31, 2021. Although these shares were owned by an indirect wholly-owned subsidiary of ours and remained legally outstanding, they were reflected as treasury shares under U.S. GAAP and therefore reduced the number of common shares outstanding within our consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remained outstanding on the books and records of our transfer agent and therefore still carried voting and other share rights related to ownership of our common shares, which could be exercised. So long as it was consistent with applicable laws, such shares were voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. In August 2022, we retired these 10.0 million treasury shares and as a result the amount of our treasury shares reflected at cost within our consolidated balance sheet decreased by $328.9 million as of December 31, 2022, compared to December 31, 2021. We also allocated the excess of the original repurchase price of these common shares over the par value of the shares acquired between shareholders deficit and additional paid-in capital. As a result of the retirement of our treasury shares these approximately 10.0 million shares no longer remained legally outstanding.

See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of December 31, 2022 and 2021, we had working capital of $379.5 million and $351.4 million, respectively, or an increase of $28.1 million. The increase was primarily due to an increase in inventories, and prepaid expenses and other current assets, and decreases in royalty overrides and other current liabilities; partially offset by decreases in cash and cash equivalents.

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

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2022.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife Nutrition products to retail consumers or other Members. As of December 31, 2022, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for both of the years ended December 31, 2022 and 2021.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $31.5 million and $31.4 million to present them at their lower of cost and net realizable value in our consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Under the quantitative method for impairment testing of goodwill, which is done at the reporting unit level, we primarily use an income approach in order to determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value. During fiscal year 2022, we performed a quantitative assessment and determined that the fair value of each reporting unit was significantly greater than its respective carrying value.

Under the quantitative method for impairment testing of our marketing-related intangible assets, we use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing-related intangible assets in order to confirm there is no impairment required. An impairment loss is recognized to the extent that the carrying amount of the assets exceeds their fair value. During fiscal year 2022, we performed a quantitative assessment of our marketing-related intangible assets and determined that the fair value of the assets was significantly greater than their carrying value.

As of December 31, 2022 and 2021, we had goodwill of approximately $93.2 million and $95.4 million, respectively. The decrease in goodwill during the year ended December 31, 2022 was due to foreign currency translation adjustments. As of both December 31, 2022 and 2021, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the years ended December 31, 2022 and 2021. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2022 and 2021, the aggregate notional amounts of these contracts outstanding were approximately $70.6 million and $54.5 million, respectively. As of December 31, 2022, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2022, we recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, we recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2022 and December 31, 2021.

As of both December 31, 2022 and 2021, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2022 and 2021, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2022, the aggregate annual maturities of the 2018 Credit Facility were expected to be $29.0 million for 2023, $36.1 million for 2024, and $910.6 million for 2025. As of December 31, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $250.0 million, $638.8 million, and $60.0 million, respectively, and the carrying values were $257.0 million, $654.3 million, and $60.0 million, respectively. As of December 31, 2021, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $278.0 million, $663.1 million, and $150.0 million, respectively, and the carrying values were $278.1 million, $660.5 million, and $150.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of December 31, 2022 and 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.08% and 2.62%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. As of December 31, 2022 and 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. As of December 31, 2022, the remaining $25.0 million notional swap agreement provide for us to pay interest at a fixed rate of 0.52%, effectively fixing the interest rate on such notional amounts at an effective rate of, depending on our total leverage ratio, between 2.27% and 2.77%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of December 31, 2022 and 2021, we recorded assets at fair value of $0.3 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

Our exposure to interest rate volatility risk related to our 2018 Credit Facility is partially mitigated by our interest rate swaps. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility and related interest rate swaps remained constant, our annual interest expense could increase or decrease by approximately $9.5 million, respectively. The variable interest rates payable under our 2018 Credit Facility are linked to LIBOR as the benchmark for establishing such rates. Pursuant to national, international, and other regulatory guidance and reform proposals regarding LIBOR, certain LIBOR tenors were discontinued or otherwise became unavailable as benchmark rates at the end of 2021 and LIBOR is expected to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of December 31, 2022, the fair value of the 2024 Convertible Notes was approximately $243.3 million, and the carrying value was $261.2 million. As of December 31, 2021, the fair value of the liability component of the 2024 Convertible Notes was approximately $547.4 million and the carrying value was $486.0 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on the impact of adopting ASU 2020-06.

As of December 31, 2022, the fair value of the 2028 Convertible Notes was approximately $305.4 million, and the carrying value was $269.1 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of December 31, 2022, the fair value of the 2025 Notes was approximately $534.4 million and the carrying value was $595.6 million. As of December 31, 2021, the fair value of the 2025 Notes was approximately $639.7 million and the carrying value was $594.2 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $12.1 million or increase by approximately $12.4 million, respectively.

As of December 31, 2022, the fair value of the 2029 Notes was approximately $412.5 million and the carrying value was $593.6 million. As of December 31, 2021, the fair value of the 2029 Notes was approximately $588.9 million and the carrying value was $592.8 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $20.3 million or increase by approximately $21.6 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2022 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Nutrition Ltd.	(q)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. (n/k/a Herbalife Nutrition Ltd.) and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(i)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(i)
4.4	First Supplemental Indenture, dated as of December 1, 2021, between Herbalife Nutrition Ltd. and U.S. Bank National Association, as successor to MUFG Union Bank, N.A., as trustee	(y)
4.5	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(r)
4.6	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto)	(r)
4.7

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(v)
4.8	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 hereto)	(v)
4.9	Indenture, dated as of December 9, 2022, between Herbalife Nutrition Ltd. and U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2028	(aa)
4.10	Form of Global Note for 4.25% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.9 hereto)	(aa)
4.11	Description of Registrant’s Securities	(o)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(o)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(o)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(e)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(l)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(j)
10.13#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(u)
10.14#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(x)
10.15#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(x)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(x)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(x)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(h)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(h)
10.21	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(f)
10.22#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(z)
10.23

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

(k)

New York Branch, as an Issuing Bank and as administrative agent for the Term Loan A Lenders and the Revolving Credit Lenders
10.24#	Employment Agreement, dated as of October 23, 2019, by and among Dr. John Agwunobi, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(m)
10.25#	Employment Agreement, dated as of October 23, 2019, by and among John G. DeSimone, Herbalife International of America, Inc., and Herbalife Nutrition Ltd.	(m)
10.26#

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(n)
10.27

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

(p)
10.28#	Retention Agreement, effective as of April 6, 2020, by and between Mark Schissel and the Company	(x)
10.29	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(s)
10.30	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(s)
10.31

Third Amendment to Credit Agreement, dated as of February 10, 2021, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(t)
10.32

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

(w)
10.33#	Separation Agreement and General Release, dated as of October 31, 2022, by and among Dr. John O. Agwunobi and Herbalife International of America, Inc.	*
10.34#	Employment Agreement, dated as of December 22, 2022, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Nutrition Ltd.	(bb)
10.35#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(bb)
10.36#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(bb)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL (included as Exhibit 101)	*

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

(e) Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.

(f) Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g) Previously filed on August 1, 2017 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and is incorporated herein by reference.

(h) Previously filed on February 22, 2018 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and is incorporated herein by reference.

(i) Previously filed on March 29, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j) Previously filed on May 3, 2018 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and is incorporated herein by reference.

(k) Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l) Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.

(m) Previously filed on October 29, 2019 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 and is incorporated herein by reference.

(n) Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o) Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(p) Previously filed on March 19, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q) Previously filed on May 7, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and is incorporated herein by reference.

(r) Previously filed on May 29, 2020 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s) Previously filed on November 5, 2020 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and is incorporated herein by reference.

(t) Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u) Previously filed on May 4, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.

(v) Previously filed on May 20, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w) Previously filed on July 30, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(x) Previously filed on November 2, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and is incorporated herein by reference.

(y) Previously filed on February 23, 2022 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and is incorporated herein by reference.

(z) Previously filed on August 2, 2022 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and is incorporated herein by reference.

(aa) Previously filed on December 9, 2022 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(bb) Previously filed on December 27, 2022 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Nutrition Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Nutrition Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.

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

February 14, 2023

We have served as the Company’s auditor since 2013.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$508.0	$601.5
Receivables, net of allowance for doubtful accounts	70.6	66.9
Inventories	580.7	575.7
Prepaid expenses and other current assets	196.8	187.7
Total current assets	1,356.1	1,431.8
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	486.3	442.1
Operating lease right-of-use assets	207.1	220.0
Marketing-related intangibles and other intangible assets, net	315.7	317.3
Goodwill	93.2	95.4
Other assets	273.6	313.2
Total assets	$2,732.0	$2,819.8
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89.8	$92.0
Royalty overrides	343.3	363.2
Current portion of long-term debt	29.5	29.4
Other current liabilities	514.0	595.8
Total current liabilities	976.6	1,080.4
Long-term debt, net of current portion	2,662.5	2,733.2
Non-current operating lease liabilities	192.4	201.2
Other non-current liabilities	166.4	196.5
Total liabilities	3,997.9	4,211.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 97.9 million (2022) and 100.8 million (2021) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	188.7	318.1
Accumulated other comprehensive loss	(250.2)	(211.8)
Accumulated deficit	(1,204.5)	(1,169.0)
Treasury stock, at cost, — million (2022) and 10.0 million (2021) shares	—	(328.9)
Total shareholders’ deficit	(1,265.9)	(1,391.5)
Total liabilities and shareholders’ deficit	$2,732.0	$2,819.8

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net sales	$5,204.4	$5,802.8	$5,541.8
Cost of sales	1,173.6	1,239.3	1,150.6
Gross profit	4,030.8	4,563.5	4,391.2
Royalty overrides	1,690.1	1,833.7	1,690.1
Selling, general, and administrative expenses	1,810.4	2,012.1	2,075.0
Other operating income	(14.9)	(16.4)	(14.5)
Operating income	545.2	734.1	640.6
Interest expense	139.3	153.1	133.0
Interest income	6.1	4.4	8.8
Other (income) expense, net	(12.8)	24.6	—
Income before income taxes	424.8	560.8	516.4
Income taxes	103.5	113.6	143.8
Net income	$321.3	$447.2	$372.6
Earnings per share:
Basic	$3.26	$4.22	$2.83
Diluted	$3.23	$4.13	$2.77
Weighted-average shares outstanding:
Basic	98.5	105.9	131.5
Diluted	99.5	108.3	134.5

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net income	$321.3	$447.2	$372.6
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $1.1 (2022), $0.2 (2021), and $(2.0) (2020)	(36.6)	(33.2)	33.2
Unrealized (loss) gain on derivatives, net of income taxes of $— (2022), $— (2021), and $(0.4) (2020)	(1.8)	3.6	(2.9)
Total other comprehensive (loss) income	(38.4)	(29.6)	30.3
Total comprehensive income	$282.9	$417.6	$402.9

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2019	$0.1	$(328.9)	$366.6	$(212.5)	$(215.3)	$(390.0)
Issuance of 1.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		3.5			3.5
Additional capital from share-based compensation			51.0			51.0
Repurchases of 19.0 common shares	—		(78.8)		(844.7)	(923.5)
Net income					372.6	372.6
Foreign currency translation adjustment, net of income taxes of $(2.0)				33.2		33.2
Unrealized loss on derivatives, net of income taxes of $(0.4)				(2.9)		(2.9)
Balance as of December 31, 2020	0.1	(328.9)	342.3	(182.2)	(687.4)	(856.1)
Issuance of 1.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		4.2			4.2
Additional capital from share-based compensation			54.1			54.1
Repurchases of 21.0 common shares	—		(82.5)		(928.8)	(1,011.3)
Net income					447.2	447.2
Foreign currency translation adjustment, net of income taxes of $0.2				(33.2)		(33.2)
Unrealized gain on derivatives, net of income taxes of $—				3.6		3.6
Balance as of December 31, 2021	0.1	(328.9)	318.1	(211.8)	(1,169.0)	(1,391.5)
Issuance of 1.2 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		4.1			4.1
Additional capital from share-based compensation			44.4			44.4
Repurchases of 4.1 common shares	—		(23.9)		(122.8)	(146.7)
Retirement of treasury stock		328.9	(17.3)		(311.6)	—
Net income					321.3	321.3
Foreign currency translation adjustment, net of income taxes of $1.1				(36.6)		(36.6)
Unrealized loss on derivatives, net of income taxes of $—				(1.8)		(1.8)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of December 31, 2022	$0.1	$—	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash flows from operating activities:
Net income	$321.3	$447.2	$372.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.4	107.6	100.3
Share-based compensation expenses	44.4	54.1	51.0
Non-cash interest expense	6.7	30.1	26.7
Deferred income taxes	(29.9)	(33.3)	2.0
Inventory write-downs	38.4	28.8	20.6
Foreign exchange transaction loss	9.1	14.3	9.9
(Gain) Loss on extinguishment of debt	(12.8)	24.6	—
Other	(17.0)	5.2	5.3
Changes in operating assets and liabilities:
Receivables	(9.1)	9.6	(5.8)
Inventories	(68.4)	(129.1)	(76.6)
Prepaid expenses and other current assets	(12.4)	(49.3)	(11.9)
Accounts payable	(1.1)	6.9	5.5
Royalty overrides	(9.6)	17.8	61.2
Other current liabilities	(53.6)	(68.8)	77.6
Other	31.1	(5.4)	(9.8)
Net cash provided by operating activities	352.5	460.3	628.6
Cash flows from investing activities:
Purchases of property, plant, and equipment	(156.4)	(151.4)	(112.0)
Other	0.2	(5.0)	(11.2)
Net cash used in investing activities	(156.2)	(156.4)	(123.2)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	564.2	671.1	31.5
Principal payments on senior secured credit facility and other debt	(683.5)	(563.5)	(24.5)
Proceeds from convertible senior notes	277.5	—	—
Repayment of convertible senior notes	(273.2)	—	—
Proceeds from senior notes	—	600.0	600.0
Repayment of senior notes	—	(420.7)	—
Debt issuance costs	(7.2)	(8.4)	(7.9)
Share repurchases	(146.7)	(1,011.3)	(923.5)
Other	4.2	4.2	3.5
Net cash used in financing activities	(264.7)	(728.6)	(320.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25.7)	(18.9)	22.0
Net change in cash, cash equivalents, and restricted cash	(94.1)	(443.6)	206.5
Cash, cash equivalents, and restricted cash, beginning of period	610.4	1,054.0	847.5
Cash, cash equivalents, and restricted cash, end of period	$516.3	$610.4	$1,054.0
Cash paid during the year:
Interest paid	$133.5	$143.5	$78.9
Income taxes paid	$144.9	$156.3	$138.2

See the accompanying notes to consolidated financial statements.

HERBALIFE NUTRITION LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Herbalife Nutrition Ltd., a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Nutrition Ltd. (and together with its subsidiaries, the “Company,” “Herbalife,” or “Herbalife Nutrition”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in five geographic regions: North America; Latin America, which consists of Mexico and South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China. See Note 10, Segment Information, for further information regarding geographic regions.

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife Nutrition Ltd. and its subsidiaries.

Recently Adopted Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies the accounting for convertible instruments by eliminating certain accounting models, resulting in fewer embedded conversion features being separately recognized from the host contract, and also amends the guidance for derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. Additionally, the amendments in this ASU affect the diluted EPS calculation for convertible instruments. It requires that the effect of potential share settlement be included in the diluted EPS calculation when a convertible instrument may be settled in cash or shares; the if-converted method as opposed to the treasury stock method is required to calculate diluted EPS for these types of convertible instruments. The amendments in this update are effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance during the first quarter of 2022 using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. As a result of the adoption, on January 1, 2022, the Company increased long-term debt by approximately $59.1 million, reduced paid-in capital in excess of par value by approximately $136.7 million, and decreased accumulated deficit by approximately $77.6 million within its consolidated balance sheet. The current year and future non-cash interest expense related to convertible instruments will be lower as a result of adoption of this guidance and net income per share will be computed using the if-converted method for convertible instruments.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance including the disclosure of: (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The amendments in this update are effective for reporting periods beginning after December 15, 2021, with early adoption permitted. The adoption of this guidance during the first quarter of 2022 did not have a material impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU defers the sunset provision originally set forth by Topic 848 for the LIBOR cessation. Previously, the FASB had issued accounting guidance set forth by Topic 848 to ease the potential burden in accounting for the effects of reference rate reform on financial reporting as it relates to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The sunset provision was set for December 31, 2022 and is now changed to December 31, 2024. The amendments in this update are effective for all entities upon issuance of ASU 2022-06. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $9.7 million, $6.2 million, and $14.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statements of cash flows, respectively. The Company did not owe any amounts to this financial institution as of December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $52.4 million and $53.0 million as of December 31, 2022 and 2021, respectively. Substantially all credit card receivables were current as of December 31, 2022 and 2021. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded bad-debt expense related to allowances for the Company’s receivables of $0.1 million, $0.1 million, and $1.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company’s allowance for doubtful accounts was $2.1 million and $2.5 million, respectively. As of December 31, 2022 and 2021, the majority of the Company’s total outstanding accounts receivable were current.

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
•
The Company’s convertible senior notes due 2024 and convertible senior notes due 2028 are recorded at carrying value and their fair value are determined by utilizing over-the-counter market quotes as described further in Note 5, Long-Term Debt; and
•
The Company’s senior notes due 2025 and senior notes due 2029 are recorded at carrying value, and their fair values are determined by utilizing over-the-counter market quotes and yield curves.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective-interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $6.3 million, $6.0 million, and $4.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company’s remaining unamortized debt issuance costs were $25.4 million and $23.9 million, respectively.

Long-Lived Assets

As of December 31, 2022 and 2021, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2022	2021
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$51.2	$51.2
Furniture and fixtures	26.8	27.9
Equipment	1,181.5	1,127.1
Building and leasehold improvements	260.8	254.5
Total property, plant, and equipment, at cost	1,520.3	1,460.7
Less: accumulated depreciation and amortization	(1,034.0)	(1,018.6)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$486.3	$442.1

Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $234.1 million and $199.3 million as of December 31, 2022 and 2021, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general, and administrative expenses totaled $94.3 million, $89.2 million, and $80.9 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a quantitative assessment during the fourth quarter of 2022, in which it used a discounted cash flow approach to estimate the fair value of a reporting unit, and determined that the fair value of each reporting unit was greater than its respective carrying value. If the fair value of the reporting unit was less than the carrying value, then a goodwill impairment amount would be recorded for the difference. For the marketing-related intangible assets, the Company performed a quantitative assessment during the fourth quarter of 2022, in which it used a discounted cash flow model under the relief-from-royalty method in order to determine the fair value, and determined that the fair value of the assets was greater than their carrying value. If the fair value of the assets was less than the carrying value, then an impairment amount would be recorded for the difference. During the years ended December 31, 2022, 2021, and 2020, there were no additions to or impairments of marketing-related intangible assets. As of both December 31, 2022 and 2021, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise. During the years ended December 31, 2022 and 2021, there were no additions to or impairments of goodwill. During the year ended December 31, 2020, goodwill increased by $9.0 million, of which $7.0 million was due to an immaterial acquisition and $2.0 million was due to foreign currency translation adjustments. During the year ended December 31, 2020, there was no impairment of goodwill. As of December 31, 2022 and 2021, the goodwill balance was $93.2 million and $95.4 million, respectively. The decrease in goodwill during the year ended December 31, 2022 was due to foreign currency translation adjustments. The cash paid for the immaterial acquisition during 2020 is reflected as other cash flows from investing activities within the Company’s consolidated statements of cash flows.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$508.0	$601.5
Restricted cash included in Prepaid expenses and other current assets	2.5	2.6
Restricted cash included in Other assets	5.8	6.3
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$516.3	$610.4

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2022 as the annual requirement was met.

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $14.9 million, $16.4 million, and $14.5 million during the years ended December 31, 2022, 2021, and 2020, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other (Income) Expense, Net

During the year ended December 31, 2022, the Company recognized a $12.8 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt) in other (income) expense, net within its consolidated statements of income.

During the year ended December 31, 2021, the Company recognized a $24.6 million loss on the extinguishment of the 2026 Notes (See Note 5, Long-Term Debt) in other (income) expense, net within its consolidated statements of income.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $46.8 million, $47.3 million, and $39.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Weighted-average shares used in basic computations	98.5	105.9	131.5
Dilutive effect of exercise of equity grants outstanding	1.0	2.4	3.0
Dilutive effect of 2028 Convertible Notes	—	—	—
Weighted-average shares used in diluted computations	99.5	108.3	134.5

There were an aggregate of 4.5 million, 1.0 million and 0.8 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the years ended December 31, 2022, 2021, and 2020, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the years ended December 31, 2022, 2021, and 2020, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2022, 2021, and 2020. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. The dilutive impact for the year ended December 31, 2022 is less than 0.1 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 5, Long-Term Debt.

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

The Company compensates its sales leader Members with royalty overrides for services rendered relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. For China and third-party importer sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide, which represents the discount provided to them, are recorded in selling, general, and administrative expenses within the Company’s consolidated statements of income. However, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling, general, and administrative expenses.

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

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2022, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2021 and any remaining such balance was not material as of December 31, 2022. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 15, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.1 million and $3.4 million as of December 31, 2022 and 2021, respectively.

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

Non-Cash Investing and Financing Activities

During the years ended December 31, 2022, 2021, and 2020, the Company recorded $28.9 million, $24.6 million, and $18.0 million, respectively, of non-cash capital expenditures.

During the years ended December 31, 2022, 2021 and 2020, the Company did not record any non-cash borrowings.

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

The Company’s consolidated financial statements presented herein reflect the latest estimates and assumptions made by management that affect the reported amounts of assets and liabilities and related disclosures as of the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods presented. The Company believes it has used reasonable estimates and assumptions to assess the fair values of its goodwill, marketing-related intangible assets, and long-lived assets; assessment of the annual effective tax rate; valuation of deferred income taxes; and the allowance for doubtful accounts. After reviewing historical and forward-looking information, the Company determined there were no impairments required relating to its goodwill, marketing-related intangible assets, and long-lived assets during the year ended December 31, 2022.
3. Inventories

The following are the major classes of inventory:

	December 31,
	2022	2021
	(in millions)
Raw materials	$83.1	$81.8
Work in process	7.0	8.6
Finished goods	490.6	485.3
Total	$580.7	$575.7

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2022, 2021, and 2020.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31,
	2022	2021	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$207.1	$220.0	Operating lease right-of-use assets
Finance lease right-of-use assets	1.3	1.1	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)
Total lease assets	$208.4	$221.1
LIABILITIES:
Current:
Operating lease liabilities	$37.4	$42.8	Other current liabilities
Finance lease liabilities	0.6	0.4	Current portion of long-term debt
Non-current:
Operating lease liabilities	192.4	201.2	Non-current operating lease liabilities
Finance lease liabilities	0.7	0.7	Long-term debt, net of current portion
Total lease liabilities	$231.1	$245.1

(1) Finance lease assets are recorded net of accumulated amortization of $2.3 million and $1.9 million as of December 31, 2022 and 2021, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Operating lease cost(1)(2)	$65.9	$67.1	$63.8
Finance lease cost
Amortization of right-of-use assets	0.4	0.3	0.4
Interest on lease liabilities	—	—	—
Net lease cost	$66.3	$67.4	$64.2

(1) Includes short-term leases and variable lease costs, which were $7.0 million and $3.0 million, respectively, for the year ended December 31, 2022, $9.5 million and $1.9 million, respectively, for the year ended December 31, 2021, and $11.0 million and $1.2 million, respectively, for the year ended December 31, 2020. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2) Amount includes $61.4 million, $62.7 million, and $60.2 million recorded to selling, general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2022, 2021, and 2020, respectively, and $4.5 million, $4.4 million, and $3.6 million capitalized as part of the cost of another asset, which includes inventories, for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2023	$47.1	$0.5
2024	46.0	0.5
2025	36.3	0.2
2026	27.3	0.1
2027	24.2	—
Thereafter	99.5	—
Total lease payments	280.4	1.3
Less: imputed interest	50.6	—
Present value of lease liabilities	$229.8	$1.3

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

	December 31,
	2022	2021	2020
Weighted-average remaining lease term:
Operating leases	7.3 years	7.8 years	8.3 years
Finance leases	2.5 years	3.0 years	3.1 years
Weighted-average discount rate:
Operating leases	4.9%	4.8%	5.5%
Finance leases	4.4%	3.6%	5.1%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$56.6	$50.2	$50.3
Operating cash flows for finance leases	—	—	—
Financing cash flows for finance leases	0.4	0.3	0.5
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	36.3	46.0	74.2
Finance leases	0.7	1.0	0.1

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2022	2021
	(in millions)
Borrowings under senior secured credit facility, carrying value	$971.3	$1,088.6
2.625% convertible senior notes due 2024, carrying value	261.2	486.0
4.250% convertible senior notes due 2028, carrying value	269.1	—
7.875% senior notes due 2025, carrying value	595.6	594.2
4.875% senior notes due 2029, carrying value	593.6	592.8
Other	1.2	1.0
Total	2,692.0	2,762.6
Less: current portion	29.5	29.4
Long-term portion	$2,662.5	$2,733.2

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Nutrition Ltd. and secured by the equity interests of certain of Herbalife Nutrition Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company’s prior senior secured credit facility. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of December 31, 2022.

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

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025, or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within the Company’s consolidated statement of income during the first quarter of 2020. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of December 31, 2022.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2022 and 2021, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Based on the 2022 consolidated leverage ratio and excess cash flow calculation, both as defined under the terms of the 2018 Credit Facility, the Company will not be required to make a mandatory prepayment in 2023 toward the 2018 Term Loan B.

As of December 31, 2022 and 2021, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 4.08% and 2.62%, respectively.

During the year ended December 31, 2022, the Company borrowed an aggregate amount of $564.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $683.0 million on amounts outstanding under the 2018 Credit Facility, which includes $654.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2021, the Company borrowed an aggregate amount of $671.2 million under the 2018 Credit Facility, which includes $630.0 million of borrowings under the 2018 Revolving Credit Facility, and repaid a total amount of $561.3 million on amounts outstanding under the 2018 Credit Facility, which includes $480.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $60.0 million prepayment on amounts outstanding under the 2018 Term Loan B. During the year ended December 31, 2020, the Company borrowed an aggregate amount of $30.4 million under the 2018 Credit Facility and repaid a total amount of $20.7 million on amounts outstanding under the 2018 Credit Facility. As of December 31, 2022 and 2021, the U.S. dollar amount outstanding under the 2018 Credit Facility was $975.7 million and $1,094.6 million, respectively. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $1,094.6 million outstanding under the 2018 Credit Facility as of December 31, 2021, $279.0 million was outstanding under the 2018 Term Loan A, $665.6 million was outstanding under the 2018 Term Loan B, and $150.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company recognized $45.0 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $1.9 million relating to amortization of debt issuance costs. During the year ended December 31, 2021, the Company recognized $33.9 million of interest expense relating to the 2018 Credit Facility, which included $0.4 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs. During the year ended December 31, 2020, the Company recognized $37.2 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $1.8 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2022 and 2021, the carrying value of the 2018 Term Loan A was $257.0 million and $278.1 million, respectively, and the fair value was approximately $250.0 million and $278.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2022 and 2021, the carrying amount of the 2018 Term Loan B was $654.3 million and $660.5 million, respectively, and the fair value was approximately $638.8 million and $663.1 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $60.0 million and $150.0 million as of December 31, 2022 and December 31, 2021, respectively, due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of December 31, 2022.

In March 2018, prior to the adoption of ASU 2020-06, the $550.0 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component was being accreted up to its face value prior to the adoption of ASU 2020-06, resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the 2024 Convertible Notes remain outstanding. Prior to the adoption of ASU 2020-06, the effective-interest rate on the 2024 Convertible Notes was approximately 8.4% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

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

As a result of adopting ASU 2020-06, on January 1, 2022, the Company increased long-term debt by approximately $59.1 million, reduced paid-in capital in excess of par value by approximately $136.7 million, and decreased accumulated deficit by approximately $77.6 million within its consolidated balance sheet. In addition, the effective-interest on the 2024 Convertible Notes is approximately 3.1% per annum. See Note 2, Significant Accounting Policies, for further information on the Company’s adoption of ASU 2020-06.

In December 2022, the Company issued $277.5 million aggregate principal amount of new convertible senior notes due 2028, or 2028 Convertible Notes as described below, and subsequently used the proceeds, to repurchase $287.5 million of its existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of 2024 Convertible Notes and an issuance of new 2028 Convertible Notes. As a result, the Company recognized $286.0 million as a reduction to long-term debt representing the carrying value of the repurchased 2024 Convertible Notes. The $12.8 million difference between the cash paid and carrying value of the repurchased 2024 Convertible Notes was recognized as a gain on the extinguishment of debt and is recorded in other (income) expense, net within the Company’s consolidated statement of income. The accounting impact of the new 2028 Convertible Notes is described in further detail below.

As of December 31, 2022, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt discount and debt issuance costs were $1.3 million, and the carrying amount was $261.2 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2024 Convertible Notes was $550.0 million, the unamortized debt discount and debt issuance costs were $64.0 million, and the carrying amount of the liability component was $486.0 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $243.3 million as of December 31, 2022, and the fair value of the liability component relating to the 2024 Convertible Notes was approximately $547.4 million as of December 31, 2021.

As a result of adopting ASU 2020-06 during the first quarter of 2022, as it relates to the 2024 Convertible Notes, the Company no longer recognizes non-cash interest expense relating to the debt discount. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $16.3 million, $39.8 million, and $37.7 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero, $23.7 million, and $21.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $2.1 million, $1.6 million, and $1.5 million, respectively, relating to amortization of debt issuance costs.

Convertible Senior Notes due 2028

In December 2022, the Company issued $250.0 million aggregate principal amount of convertible senior notes, or the 2028 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $37.5 million aggregate principal amount of 2028 Convertible Notes, of which $27.5 million was exercised during December 2022, resulting in a total issuance of $277.5 million aggregate principal amount of 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. Holders of the 2028 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2023, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2028 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2028 Convertible Notes for each such day; (iii) if the Company calls the 2028 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after March 15, 2028, holders may convert their 2028 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the principal portion of the 2028 Convertible Notes will be settled in cash and to the extent the conversion value exceeds the principal amount, the Company may elect to settle in cash, or a combination of cash and common shares, based on the applicable conversion rate at such time. The 2028 Convertible Notes had an initial conversion rate of 58.8998 common shares per $1,000 principal amount of the 2028 Convertible Notes, or an initial conversion price of approximately $16.98 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events.

The Company incurred approximately $8.5 million of issuance costs during the fourth quarter of 2022 relating to the issuance of the 2028 Convertible Notes. These were recorded as a debt discount on the Company’s consolidated balance sheet and are being amortized over the contractual term of the 2028 Convertible Notes using the effective-interest method. The effective-interest rate on the 2028 Convertible Notes is approximately 4.9% per annum.

As of December 31, 2022, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $8.4 million, and the carrying amount was $269.1 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $305.4 million as of December 31, 2022.

During the year ended December 31, 2022, the Company recognized $0.8 million of interest expense relating to the 2028 Convertible Notes, which included $0.1 million relating to non-cash interest expense relating to amortization of debt issuance costs.

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

As of December 31, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.4 million, and the carrying amount was $595.6 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $5.8 million, and the carrying amount was $594.2 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2025 Notes was approximately $534.4 million and $639.7 million as of December 31, 2022 and 2021, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized $48.7 million, $48.6 million and $28.5 million, respectively, of interest expense relating to the 2025 Notes, which included $1.4 million, $1.3 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

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

In May 2021, the Company issued $600.0 million aggregate principal of new senior notes due 2029, or the 2029 Notes as described below, and subsequently used a portion of the proceeds to redeem all $400.0 million of its existing 2026 Notes for an aggregate purchase price of $428.5 million, which included $7.7 million of accrued interest. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as an extinguishment of the 2026 Notes. The Company recognized a loss on extinguishment of $24.6 million as a result, which was recorded in other (income) expense, net within the Company’s consolidated statement of income during the second quarter of 2021.

During the years ended December 31, 2021 and 2020, the Company recognized $11.5 million and $29.6 million, respectively, of interest expense relating to the 2026 Notes, which included $0.2 million and $0.6 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.4 million, and the carrying amount was $593.6 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2021, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $7.2 million, and the carrying amount was $592.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Notes was approximately $412.5 million and $588.9 million as of December 31, 2022 and 2021 respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2022 and 2021, the Company recognized $30.1 million and $18.4 million, respectively, of interest expense relating to the 2029 Notes, which included $0.8 million and $0.5 million, respectively relating to amortization of debt issuance costs.

Valuation of 2024 Convertible Notes and 2028 Convertible Notes – Level 2 and Level 3 Inputs

In order to determine the initial value of the 2024 Convertible Notes, the Company determined the fair value of the liability component of the 2024 Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the 2024 Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. Prior to the adoption of the ASU 2020-06, the Company used similar valuation approaches to determine the subsequent fair value of the liability component of the 2024 Convertible Notes only for disclosure purposes, which includes using a lattice model and (1) reviewing market data relating to its 2025 Notes and 2029 Notes and comparable yield curves to determine its straight debt yield estimate, or (2) reviewing market data relating to publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings in order to determine its straight debt yield estimate. Subsequent to the adoption of ASU 2020-06, the Company used over-the-counter market quotes, which are considered Level 2 inputs, to determine the fair value of the 2024 Convertible Notes and 2028 Convertible Notes as of December 31, 2022.

Total Debt

The Company’s total interest expense was $139.3 million, $153.1 million, and $133.0 million, for the years ended December 31, 2022, 2021, and 2020, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2022, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2023	$29.5
2024	299.0
2025	1,510.8
2026	0.1
2027	—
Thereafter	877.5
Total	$2,716.9

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2022, the Company had $26.6 million of issued but undrawn letters of credit or similar arrangements.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $7.9 million, $9.4 million, and $6.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $9.6 million, $9.8 million, and $8.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was a benefit of $12.9 million for the year ended December 31, 2022 and an expense of $8.6 million and $9.5 million for the years ended December 31, 2021, and 2020, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $61.1 million and $80.5 million as of December 31, 2022 and 2021, respectively, and is included in other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $39.4 million and $48.2 million as of December 31, 2022 and 2021, respectively, and is included in other assets within the Company’s consolidated balance sheets.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2022, the Company had $23.2 million of Mexico VAT-related assets, of which $15.1 million was recognized in prepaid expenses and other current assets and $8.1 million was recognized in other assets within its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service is auditing the Company’s various tax filings for the 2019 year and after completing its initial examination, the Tax Administration Service is now discussing its preliminary findings with the Company. Those findings primarily concern which VAT rate is applicable to certain of the Company’s products. It is possible that the Company could receive an assessment from the Tax Administration Service after these discussions are completed. The Company believes that it has meritorious defenses if an assessment is issued by the Tax Administration Service and does not believe a loss is currently probable. The Company is currently unable to reasonably estimate the amount of loss that may result from an unfavorable outcome if a formal assessment is issued by the Tax Administration Service.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $10.8 million, translated at the December 31, 2022 spot rate. The Company is currently litigating these assessments and has issued a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $30.4 million, translated at the December 31, 2022 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.3 million, translated at the December 31, 2022 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During July 2022, the Company received an unfavorable decision at the first-level administrative court for both the 2013 and 2014 cases which was subsequently reaffirmed by the second-level administrative court. In August 2022, the Company filed an appeal with the second-level administrative court relating to both the 2013 and 2014 cases, and a decision is pending. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.7 million, translated at the December 31, 2022 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal). The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $10.6 million, translated at the December 31, 2022 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $3.4 million, translated at the December 31, 2022 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.5 million, translated at the December 31, 2022 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017 and 2018 and the Company has received assessments for tax and interest of approximately $17.5 million and $17.1 million for those respective years, translated at the December 31, 2022 spot rate. These assessments are subject to penalty adjustments. The Company is currently litigating these cases. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period was approximately $25 million. The Company paid the assessment in order to litigate the case and had previously recognized these payments in other assets within its consolidated balance sheet as of December 31, 2021. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict. In May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments where the Supreme Court declined the Company's appeal but upheld the favorable verdict that was issued by the High Court. Therefore, despite the existing customs assessment being nullified the Korea Customs Service can still issue a new assessment to the Company for the same period. In October 2022, the Korea Customs service refunded the approximately $25 million assessed amount to the Company since the assessment had been nullified by the Courts and the Company has reduced its other assets within its consolidated balance sheet by the same corresponding amount. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $9.2 million, translated at the December 31, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its consolidated balance sheet as of December 31, 2022. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $14.2 million, translated at the December 31, 2022 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its consolidated balance sheet as of December 31, 2022. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2015 through December 2017. The total assessment for the audit period is $11.6 million, translated at the December 31, 2022 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its consolidated balance sheet as of December 31, 2022. The Company is currently litigating all of these assessments at the Seoul Administrative Court. The Company disagrees with the assertions made in all of these assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of December 31, 2022, this amount has been adequately reserved for within the Company's consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing took place on October 24, 2022, and the U.S. District Court for the Central District of California has not yet issued a ruling.

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. The Company believes the defendant’s counterclaims are without merit and will vigorously defend itself while pursuing relief for its own claims. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

8. Shareholders’ Deficit

The Company had 97.9 million, 100.8 million, and 120.1 million common shares outstanding as of December 31, 2022, 2021, and 2020, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2022. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Nutrition Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Nutrition Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of December 31, 2022, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $985.5 million.

During the year ended December 31, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the year ended December 31, 2021, the Company repurchased approximately 7.9 million of its common shares through open-market purchases at an aggregate cost of approximately $382.7 million, or an average cost of $48.17 per share, and subsequently retired these shares. In total, during the year ended December 31, 2021, the Company repurchased approximately 20.4 million of its common shares at an aggregate cost of approximately $982.7 million, or an average cost of $48.10 per share. In August 2020, the Company completed its modified Dutch auction tender offer and then subsequently paid cash to repurchase and retire a total of approximately 15.4 million of its common shares at an aggregate cost of approximately $750.0 million, or $48.75 per share. In addition, during the year ended December 31, 2020, the Company repurchased approximately 3.0 million of its common shares through open-market purchases at an aggregate cost of approximately $142.1 million, or an average cost of $47.40 per share, and subsequently retired these shares. In total, during the year ended December 31, 2020, the Company repurchased approximately 18.4 million of its common shares at an aggregate cost of approximately $892.1 million, or an average cost of $48.53 per share.

As of December 31, 2021, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and were reflected at cost within the Company’s accompanying consolidated balance sheet as of December 31, 2021. Although these shares were owned by an indirect wholly-owned subsidiary of the Company and remained legally outstanding, they were reflected as treasury shares under U.S. GAAP and therefore reduced the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Nutrition Ltd. held by the indirect wholly-owned subsidiary, however, remained outstanding on the books and records of the Company’s transfer agent and therefore still carried voting and other share rights related to ownership of the Company’s common shares, which could be exercised. So long as it was consistent with applicable laws, such shares were voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Nutrition Ltd.’s shareholders. In August 2022, the Company retired these 10.0 million treasury shares and as a result the amount of its treasury shares reflected at cost within the Company's accompanying consolidated balance sheet decreased by $328.9 million as of December 31, 2022, compared to December 31, 2021. The Company also allocated the excess of the original repurchase price of these common shares over the par value of the shares acquired between shareholders deficit and additional paid-in capital. As a result of the retirement of its treasury shares these approximately 10.0 million shares no longer remained legally outstanding.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2022, 2021, and 2020, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s consolidated balance sheets.

For the years ended December 31, 2022, 2021, and 2020, the Company’s share repurchases, inclusive of transaction costs, were $131.8 million, $982.7 million, and $893.9 million, respectively, under the Company’s share repurchase programs, and $14.9 million, $28.6 million, and $29.6 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2022, 2021, and 2020, the Company’s total share repurchases, including shares withheld for tax purposes, were $146.7 million, $1,011.3 million, and $923.5 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2022, 2021, and 2020:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Balance as of December 31, 2019	$(211.6)	$(0.9)	$(212.5)
Other comprehensive income before reclassifications, net of tax	33.2	1.7	34.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(4.6)	(4.6)
Total other comprehensive income (loss), net of reclassifications	33.2	(2.9)	30.3
Balance as of December 31, 2020	(178.4)	(3.8)	(182.2)
Other comprehensive (loss) income before reclassifications, net of tax	(33.2)	0.2	(33.0)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.4	3.4
Total other comprehensive (loss) income, net of reclassifications	(33.2)	3.6	(29.6)
Balance as of December 31, 2021	(211.6)	(0.2)	(211.8)
Other comprehensive loss before reclassifications, net of tax	(36.6)	(4.8)	(41.4)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.0	3.0
Total other comprehensive loss, net of reclassifications	(36.6)	(1.8)	(38.4)
Balance as of December 31, 2022	$(248.2)	$(2.0)	$(250.2)

(1) See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location within the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2022, 2021, and 2020.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.1 million for foreign currency translation adjustments for the year ended December 31, 2022.

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

9. Share-Based Compensation

The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 24.8 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. As of December 31, 2022, an aggregate of approximately 2.6 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2022 included SARs and stock unit awards.

The SARs with performance conditions generally vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method. The Company did not grant any SARs with performance conditions during the years ended December 31, 2022, 2021, and 2020.

During the year ended December 31, 2022, the Company granted SARs with service condition to a Company executive. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight-line method. The Company did not grant any SARs with service conditions during the years ended December 31, 2021, and 2020.

During the years ended December 31, 2022, 2021, and 2020, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2024, 2023, and 2022, respectively, subject to their continued employment through that date and the achievement of certain performance conditions. Generally, performance conditions include targets for local currency net sales, adjusted earnings before interest and taxes, and/or adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions.

During the years ended December 31, 2022, 2021, and 2020, the Company granted stock unit awards with service conditions to directors and certain employees, which generally vest annually over a one-year and three-year period, respectively.

Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $44.5 million, $43.6 million, and $38.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Share-based compensation expense (benefit) relating to performance condition awards amounted to $(0.1) million, $10.5 million, and $12.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. The related income tax benefits recognized in earnings for all awards amounted to $10.4 million, $10.5 million, and $9.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Excess tax benefits (expense) on share-based compensation arrangements totaled $(0.6) million, $3.5 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the total unrecognized compensation cost related to non-vested service condition stock awards was $75.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of December 31, 2022, the total unrecognized compensation cost related to non-vested performance condition awards was $3.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

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

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards granted during the year ended December 31, 2022:

Year Ended December 31, 2022
Expected Volatility	44.7%
Dividend Yield	0.0%
Expected Term	5.0 years
Risk-Free Interest Rate	3.8%

The following table summarizes the activities for all SARs under the Company’s share-based compensation plans for the year ended December 31, 2022:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2021(2)	2,622	$27.10	3.8 years	$36.3
Granted	784	$14.45
Exercised(3)	(82)	$20.58
Forfeited	(250)	$25.08
Outstanding as of December 31, 2022(2)	3,074	$24.21	4.6 years	$0.3
Exercisable as of December 31, 2022(4)	2,290	$27.55	2.8 years	$—
Vested and expected to vest as of December 31, 2022(4)	3,040	$24.32	4.6 years	$0.3

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.

(2) Includes 0.8 million performance condition SARs as of December 31, 2022 and 2021.

(3) Includes less than 0.1 million performance condition SARs.

(4) Includes 0.8 million performance condition SARs.

The total intrinsic value of service condition SARs exercised during the years ended December 31, 2022, 2021, and 2020 was $0.4 million, $19.1 million, and $28.0 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2022, 2021, and 2020 was $0.1 million, $6.5 million, and $28.8 million, respectively. The total intrinsic value of market condition SARs exercised during the years ended December 31, 2022, 2021, and 2020 was zero, $1.1 million, and zero, respectively.

The following table summarizes the activities for all stock units under the Company’s share-based compensation plans for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2021(1)	3,400	$45.26
Granted(2)	3,243	$28.01
Vested(3)	(1,081)	$47.66
Forfeited(4)	(1,024)	$41.84
Outstanding and nonvested as of December 31, 2022(1)	4,538	$33.14
Expected to vest as of December 31, 2022(5)	4,033	$32.45

(1) Includes 520,138 and 913,388 performance based stock unit awards as of December 31, 2022 and 2021, respectively, which represents the maximum amount that can vest.

(2) Includes 559,430 performance-based stock unit awards.

(3) Includes 270,021 performance-based stock unit awards.

(4) Includes 682,659 performance-based stock unit awards.

(5) Includes 136,409 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2022, 2021, and 2020 was $38.0 million, $43.2 million, and $23.0 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2022, approximately 2.9 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

The Company sells products in 95 markets throughout the world. The Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. In order to simplify the understanding of the Company's performance and ongoing trends of the business and align with the Company's organizational structure, the Company combined its Mexico geographic region with its South and Central America region, into one geographic region now named Latin America; therefore, the Company has five geographic regions as of December 31, 2022. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. Although, the Company reduced its operating segments from six to five during fiscal year 2022, this change did not impact the Company’s two reportable segments and therefore, the historical reportable segment disclosures below did not need to be restated.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Net sales:
Primary Reporting Segment	$4,813.4	$5,173.3	$4,732.2
China	391.0	629.5	809.6
Total net sales	$5,204.4	$5,802.8	$5,541.8
Contribution margin(1):
Primary Reporting Segment	$2,005.3	$2,175.6	$1,983.6
China	335.4	554.2	717.5
Total contribution margin	$2,340.7	$2,729.8	$2,701.1
Selling, general, and administrative expenses(1)	1,810.4	2,012.1	2,075.0
Other operating income	(14.9)	(16.4)	(14.5)
Interest expense	139.3	153.1	133.0
Interest income	6.1	4.4	8.8
Other (income) expense, net	(12.8)	24.6	—
Income before income taxes	424.8	560.8	516.4
Income taxes	103.5	113.6	143.8
Net income	$321.3	$447.2	$372.6
Net sales by product line:
Weight Management	$2,954.2	$3,370.4	$3,312.8
Targeted Nutrition	1,512.7	1,636.6	1,527.4
Energy, Sports, and Fitness	550.6	551.8	437.4
Outer Nutrition	85.8	107.8	111.3
Literature, Promotional, and Other(2)	101.1	136.2	152.9
Total net sales	$5,204.4	$5,802.8	$5,541.8
Net sales by geographic area:
United States	$1,225.5	$1,386.7	$1,334.5
China	391.0	629.5	809.6
India	677.1	519.1	349.1
Mexico	474.6	463.7	436.9
Others	2,436.2	2,803.8	2,611.7
Total net sales	$5,204.4	$5,802.8	$5,541.8

(1) Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $196.2 million, $350.1 million, and $454.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

(2) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

As of December 31, 2022 and 2021, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $90.1 million and $92.1 million, respectively, and goodwill allocated to the China segment was $3.1 million and $3.3 million, respectively.

The following table sets forth property, plant, and equipment and deferred tax assets by geographic area:

	December 31,
	2022	2021	2020
	(in millions)
Property, plant, and equipment, net:
United States	$399.9	$348.3	$303.2
Foreign	86.4	93.8	87.0
Total property, plant, and equipment, net	$486.3	$442.1	$390.2
Deferred tax assets:
United States	$170.0	$142.6	$123.8
Foreign	73.2	78.0	76.6
Total deferred tax assets	$243.2	$220.6	$200.4

11. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provide for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company’s total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in interest expense within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2022 and December 31, 2021, the aggregate notional amounts of interest rate swap agreements outstanding were approximately $25.0 million and $100.0 million, respectively. As of December 31, 2022, the remaining $25.0 million notional swap agreement provides for the Company to pay interest at a fixed rate of 0.52%, effectively fixing the interest rate on such notional amounts at an effective rate of, depending on the Company’s total leverage ratio, between 2.27% and 2.77%. The fair values of the interest rate swap agreements are based on third-party bank quotes, and as of December 31, 2022 and 2021, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $0.1 million, respectively, relating to these interest rate swap agreements.

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

As of December 31, 2022 and 2021, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $70.6 million and $54.5 million, respectively. As of December 31, 2022, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2022, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2021, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $1.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2022 and 2021.

As of both December 31, 2022 and 2021, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2022 and 2021:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2022
Buy British pound sell U.S. dollar	1.18	1.2	—
Buy Chinese yuan sell U.S. dollar	6.76	67.1	(0.7)
Buy Danish krone sell U.S. dollar	7.18	0.8	—
Buy Euro sell Australian dollar	1.58	2.2	—
Buy Euro sell British pound	0.88	2.9	—
Buy Euro sell Canadian dollar	1.45	2.4	—
Buy Euro sell Chilean peso	923.81	5.0	—
Buy Euro sell Hong Kong dollar	8.30	4.1	—
Buy Euro sell Indonesian rupiah	16,539.00	14.8	0.1
Buy Euro sell Japanese yen	140.08	1.8	—
Buy Euro sell Kazakhstani tenge	505.00	1.9	—
Buy Euro sell Korean won	1,349.36	1.1	—
Buy Euro sell Malaysian ringgit	4.70	13.6	—
Buy Euro sell Mexican peso	21.95	58.1	(1.2)
Buy Euro sell Peruvian nuevo sol	4.06	1.8	—
Buy Euro sell Philippine peso	58.83	1.8	—
Buy Euro sell Taiwan dollar	32.43	1.3	—
Buy Euro sell U.S. dollar	1.07	42.3	0.2
Buy Euro sell Vietnamese dong	25,485.00	6.9	—
Buy Indonesian rupiah sell U.S. dollar	15,782.00	6.3	0.1
Buy Mexican peso sell Euro	20.76	6.7	—
Buy Mexican peso sell U.S. dollar	19.77	24.8	0.2
Buy Norwegian krone sell U.S. dollar	10.25	1.9	0.1
Buy Polish zloty sell U.S. dollar	4.66	0.8	—
Buy Swedish krona sell U.S. dollar	10.62	1.1	—
Buy Taiwan dollar sell U.S. dollar	30.42	7.3	—
Buy U.S. dollar sell Brazilian real	5.38	2.5	—
Buy U.S. dollar sell Chinese yuan	6.86	50.8	(0.2)
Buy U.S. dollar sell Colombian peso	4,784.57	1.7	—
Buy U.S. dollar sell Euro	1.07	196.4	(1.8)
Buy U.S. dollar sell Indian rupee	82.58	2.9	—
Buy U.S. dollar sell Mexican peso	20.02	12.4	(0.1)
Buy U.S. dollar sell Philippine peso	57.66	4.3	(0.1)
Total forward contracts		$551.0	$(3.4)

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2021
Buy Brazilian real sell U.S. dollar	5.77	$6.8	$0.1
Buy British pound sell Euro	0.85	3.3	—
Buy Chinese yuan sell Euro	7.73	50.5	1.9
Buy Chinese yuan sell U.S. dollar	6.63	103.2	3.7
Buy Colombian peso sell U.S. dollar	4,009.53	1.1	—
Buy Danish krone sell U.S. dollar	6.59	0.9	—
Buy Euro sell British pound	0.85	8.9	(0.1)
Buy Euro sell Canadian dollar	1.45	1.0	—
Buy Euro sell Chilean peso	987.89	1.1	—
Buy Euro sell Chinese yuan	7.26	1.8	—
Buy Euro sell Hong Kong dollar	8.81	4.0	—
Buy Euro sell Indian rupee	85.76	3.2	—
Buy Euro sell Indonesian rupiah	16,154.00	11.2	0.1
Buy Euro sell Japanese yen	128.73	1.3	—
Buy Euro sell Kazakhstani tenge	501.00	1.5	—
Buy Euro sell Malaysian ringgit	4.77	21.3	(0.2)
Buy Euro sell Mexican peso	24.84	47.4	(1.7)
Buy Euro sell Peruvian nuevo sol	4.56	2.5	—
Buy Euro sell Philippine peso	56.41	2.3	0.1
Buy Euro sell Russian ruble	84.24	10.5	0.2
Buy Euro sell South African rand	18.03	1.6	—
Buy Euro sell Taiwan dollar	31.28	1.8	—
Buy Euro sell Thai baht	38.04	2.4	—
Buy Euro sell Turkish lira	15.54	1.5	—
Buy Euro sell U.S. dollar	1.14	19.3	—
Buy Euro sell Ukrainian hryvnia	31.46	1.5	—
Buy Euro sell Vietnamese dong	25,979.00	33.1	—
Buy Indian rupee sell Euro	84.85	3.2	—
Buy Indonesian rupiah sell U.S. dollar	14,379.57	6.9	—
Buy Kazakhstani tenge sell Euro	493.00	1.1	—
Buy Norwegian krone sell U.S. dollar	8.96	2.1	—
Buy Polish zloty sell U.S. dollar	4.13	0.9	—
Buy South African rand sell U.S. dollar	16.04	2.6	—
Buy Swedish krona sell U.S. dollar	9.15	2.0	—
Buy Taiwan dollar sell U.S. dollar	27.61	8.0	—
Buy Thai baht sell Euro	38.02	0.9	—
Buy U.S. dollar sell Brazilian real	5.79	18.8	(0.4)
Buy U.S. dollar sell Chinese yuan	6.51	45.2	(0.9)
Buy U.S. dollar sell Colombian peso	4,015.75	2.1	—
Buy U.S. dollar sell Euro	1.13	169.2	(0.8)
Buy U.S. dollar sell Indian rupee	75.36	3.0	—
Buy U.S. dollar sell Korean won	1,179.42	4.0	—
Buy U.S. dollar sell Mexican peso	22.43	10.6	(0.2)
Buy U.S. dollar sell Philippine peso	50.27	6.0	0.2
Buy U.S. dollar sell South African rand	15.95	3.0	—
Buy U.S. dollar sell Thai baht	33.71	5.9	(0.1)
Buy Ukrainian hryvnia sell Euro	31.62	1.2	—
Buy Vietnamese dong sell Euro	25,865.00	3.3	—
Total forward contracts		$645.0	$1.9

The following tables summarize the derivative activity during the years ended December 31, 2022, 2021, and 2020 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2022, 2021, and 2020:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2022	2021	2020
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(5.5)	$0.1	$2.3
Interest rate swaps	0.5	—	(1.6)

As of December 31, 2022, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.8 million.

The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2022, 2021, and 2020 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,173.6	$1,810.4	$139.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(5.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(6.2)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	2.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.2
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,239.3	$2,012.1	$153.1

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(2.4)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(3.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.9)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2020
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,150.6	$2,075.0	$133.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	5.1	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(3.3)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.5)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2022, 2021, and 2020:

	Amount of (Loss) Gain Recognized in Income
	Year Ended December 31,
	2022	2021	2020	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(6.5)	$5.9	$2.5	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2022 and 2021.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$(72.0)	$53.4	$152.5
Foreign	496.8	507.4	363.9
Total	$424.8	$560.8	$516.4

Income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Foreign	$100.1	$121.8	$122.0
Federal	26.3	20.1	13.7
State	7.0	5.0	6.1
	133.4	146.9	141.8
Deferred:
Foreign	(2.0)	(17.0)	(2.7)
Federal	(25.1)	(16.0)	3.9
State	(2.8)	(0.3)	0.8
	(29.9)	(33.3)	2.0
	$103.5	$113.6	$143.8

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$72.9	$94.9
Tax loss and credit carryforwards of certain foreign subsidiaries	131.8	122.7
Domestic tax credit carryforwards	195.4	204.5
Deferred compensation plan	35.8	40.0
Deferred interest expense	161.1	115.5
Inventory reserve	9.6	9.3
Operating lease liabilities	42.1	39.1
Depreciation and amortization	22.5	—
Other	8.6	6.5
Gross deferred income tax assets	679.8	632.5
Less: valuation allowance	(436.6)	(411.9)
Total deferred income tax assets	$243.2	$220.6
Deferred income tax liabilities:
Intangible assets	$73.0	$72.4
Unremitted foreign earnings	13.7	20.9
Operating lease assets	37.2	34.3
Other	6.7	5.6
Total deferred income tax liabilities	130.6	133.2
Total net deferred tax assets	$112.6	$87.4

Tax loss and credit carryforwards of certain foreign subsidiaries for 2022 and 2021 were $131.8 million and $122.7 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $108.9 million will expire between 2023 and 2039 and $22.9 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2022 and 2021 were $185.9 million and $195.1 million, respectively, which are included in Domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2023 and 2032. U.S. research and development tax credit carryforwards for 2022 and 2021 were $13.9 million and $12.0 million, respectively. If unused, U.S. research and development tax credit carryforwards begin expiring in 2035. The deferred interest expense can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $436.6 million and $411.9 million, respectively. The change in the Company’s valuation allowance during 2022 of $24.7 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2021 of $21.1 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2020 of $60.5 million was primarily related to foreign deferred interest expense and tax loss carryforwards.

As of December 31, 2022, Herbalife Nutrition Ltd. had approximately $3.0 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since Herbalife Nutrition Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings, it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liabilities on the unremitted foreign earnings as of December 31, 2022 and 2021 were $13.7 million and $20.9 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Nutrition Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 21% tax rate is applied for the years ended December 31, 2022, 2021, and 2020 as follows:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Tax expense at United States statutory rate	$89.2	$117.8	$108.4
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(21.5)	(15.1)	(19.5)
U.S. tax (benefit) on foreign income, net of foreign tax credits	(4.7)	(21.9)	(20.5)
Increase in valuation allowances	24.7	21.1	60.6
State taxes, net of federal benefit	3.9	3.0	5.2
Unrecognized tax benefits	7.5	9.3	3.9
Excess tax expense (benefits) on equity awards	0.6	(3.5)	(3.1)
Other	3.8	2.9	8.8
Total	$103.5	$113.6	$143.8

As of December 31, 2022, the total amount of unrecognized tax benefits, including related interest and penalties was $72.5 million. If the total amount of unrecognized tax benefits was recognized, $46.3 million of unrecognized tax benefits, $19.7 million of interest, and $3.1 million of penalties would impact the effective tax rate. As of December 31, 2021, the total amount of unrecognized tax benefits, including related interest and penalties was $72.5 million. If the total amount of unrecognized tax benefits was recognized, $48.1 million of unrecognized tax benefits, $15.1 million of interest, and $3.3 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2022, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $6.1 million and $0.1 million, respectively. During the year ended December 31, 2021, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $4.1 million and $1.5 million, respectively. During the year ended December 31, 2020, the Company recorded an increase in interest expense related to uncertain tax positions of $2.4 million and a decrease in penalty expense related to uncertain tax positions of $0.1 million. As of December 31, 2022, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $19.7 million and $3.1 million, respectively. As of December 31, 2021, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $15.1 million and $3.3 million, respectively. As of December 31, 2020, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $11.4 million and $1.8 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in millions)
Beginning balance of unrecognized tax benefits	$54.1	$52.7	$48.9
Additions for current year tax positions	8.8	9.2	9.7
Additions for prior year tax positions	2.2	5.1	1.3
Reductions for prior year tax positions	(3.7)	(2.3)	(0.6)
Reductions for audit settlements	(1.8)	(5.2)	(4.7)
Reductions for the expiration of statutes of limitations	(6.2)	(4.1)	(2.1)
Changes due to foreign currency translation adjustments	(3.7)	(1.3)	0.2
Ending balance of unrecognized tax benefits (excluding interest and penalties)	49.7	54.1	52.7
Interest and penalties associated with unrecognized tax benefits	22.8	18.4	13.2
Ending balance of unrecognized tax benefits (including interest and penalties)	$72.5	$72.5	$65.9

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2022, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2012.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.4 million within the next twelve months. Of this possible decrease, $7.5 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to settlement of audits or resolution of administrative or judicial proceedings.

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

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2022 and 2021:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2022	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2021	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.5	$0.3	Prepaid expenses and other current assets
Interest rate swaps	0.3	—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.1	6.6	Prepaid expenses and other current assets
	$2.9	$6.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.2	$1.7	Other current liabilities
Interest rate swaps	—	0.1	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.8	3.4	Other current liabilities
	$6.0	$5.2

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2022 and 2021:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2022
Foreign exchange currency contracts	$2.6	$(2.4)	$0.2
Interest rate swaps	0.3	—	0.3
Total	$2.9	$(2.4)	$0.5
December 31, 2021
Foreign exchange currency contracts	$6.9	$(2.2)	$4.7
Total	$6.9	$(2.2)	$4.7

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2022
Foreign exchange currency contracts	$6.0	$(2.4)	$3.6
Total	$6.0	$(2.4)	$3.6
December 31, 2021
Foreign exchange currency contracts	$5.1	$(2.2)	$2.9
Interest rate swaps	0.1	—	0.1
Total	$5.2	$(2.2)	$3.0

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2022 and 2021, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.
14. Transformation Program

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $25.0 million through December 31, 2022, of which $12.1 million and $12.9 million were recognized in selling, general, and administrative expenses within its consolidated statements of income during the years ended December 31, 2022 and 2021, respectively. The Company expects to incur total pre-tax expenses of at least $60.0 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. Since the Transformation Program is still ongoing and is expected to be completed in 2024, these estimated amounts are preliminary and based on Management's estimates and actual results could differ from such estimates.

Costs related to the Transformation Program for the year ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
	(in millions)
Professional fees	$7.2	$9.7
Retention and separation	4.8	3.0
Other	0.1	0.2
Total	$12.1	$12.9

Changes in the liabilities related to the Transformation Program during the year ended December 31, 2022 and 2021, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$9.7	$3.0	$0.2	$12.9
Cash payments	(7.7)	(0.2)	(0.2)	(8.1)
Non-cash items and other	—	—	—	—
Balance as of December 31, 2021	2.0	2.8	—	4.8
Expenses	7.2	4.8	0.1	12.1
Cash payments	(9.4)	(4.4)	(0.1)	(13.9)
Non-cash items and other	0.8	—	—	0.8
Balance as of December 31, 2022	$0.6	$3.2	$—	$3.8

15. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $39.4 million and $48.2 million and deferred tax assets of $131.6 million and $118.0 million as of December 31, 2022 and 2021, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2022	2021
	(in millions)
Accrued compensation	$108.3	$171.9
Accrued service fees to China independent service providers	33.0	48.5
Accrued advertising, events, and promotion expenses	65.0	55.9
Current operating lease liabilities	37.4	42.8
Advance sales deposits	53.9	63.0
Income taxes payable	12.5	13.7
Other accrued liabilities	203.9	200.0
Total	$514.0	$595.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $61.1 million and $80.5 million and deferred income tax liabilities of $19.0 million and $30.6 million as of December 31, 2022 and 2021, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE NUTRITION LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 14, 2023
Michael O. Johnson

/s/ ALEXANDER AMEZQUITA	Chief Financial Officer (Principal Financial Officer)	February 14, 2023
Alexander Amezquita

/s/ JEHANGIR IRANI	Senior Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 14, 2023
Jehangir “Bobby” Irani

/s/ RICHARD H. CARMONA	Director	February 14, 2023
Richard H. Carmona

/s/ CELINE DEL GENES Celine Del Genes	Director	February 14, 2023

/s/ KEVIN M. JONES	Director	February 14, 2023
Kevin M. Jones

/s/ ALAN W. LEFEVRE	Director	February 14, 2023
Alan W. LeFevre

/s/ SOPHIE L’HÉLIAS	Director	February 14, 2023
Sophie L’Hélias

/s/ JUAN MIGUEL MENDOZA	Director	February 14, 2023
Juan Miguel Mendoza

/s/ DONAL MULLIGAN	Director	February 14, 2023
Donal Mulligan

/s/ MARIA OTERO	Director	February 14, 2023
Maria Otero

/s/ JOHN TARTOL	Director	February 14, 2023
John Tartol