Form 10-Q
period 2023-03-31
HERBALIFE LTD.
filed 2023-05-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of registrant’s common shares outstanding as of April 25, 2023 was 98,920,356.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$454.2	$508.0
Receivables, net of allowance for doubtful accounts	85.1	70.6
Inventories	545.1	580.7
Prepaid expenses and other current assets	237.8	196.8
Total current assets	1,322.2	1,356.1
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	479.9	486.3
Operating lease right-of-use assets	202.0	207.1
Marketing-related intangibles and other intangible assets, net	315.2	315.7
Goodwill	94.0	93.2
Other assets	274.3	273.6
Total assets	$2,687.6	$2,732.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67.9	$89.8
Royalty overrides	317.4	343.3
Current portion of long-term debt	293.7	29.5
Other current liabilities	548.2	514.0
Total current liabilities	1,227.2	976.6
Long-term debt, net of current portion	2,335.4	2,662.5
Non-current operating lease liabilities	186.5	192.4
Other non-current liabilities	161.3	166.4
Total liabilities	3,910.4	3,997.9
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 98.7 million (2023) and 97.9 million (2022) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	191.3	188.7
Accumulated other comprehensive loss	(239.0)	(250.2)
Accumulated deficit	(1,175.2)	(1,204.5)
Total shareholders’ deficit	(1,222.8)	(1,265.9)
Total liabilities and shareholders’ deficit	$2,687.6	$2,732.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions, except per share amounts)
Net sales	$1,252.1	$1,335.8
Cost of sales	298.6	307.1
Gross profit	953.5	1,028.7
Royalty overrides	416.0	433.8
Selling, general, and administrative expenses	475.9	454.9
Other operating income	(8.9)	(13.1)
Operating income	70.5	153.1
Interest expense, net	39.4	29.7
Income before income taxes	31.1	123.4
Income taxes	1.8	25.2
Net income	$29.3	$98.2
Earnings per share:
Basic	$0.30	$0.98
Diluted	$0.29	$0.96
Weighted-average shares outstanding:
Basic	98.5	99.9
Diluted	100.2	101.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Net income	$29.3	$98.2
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $— for both the three months ended March 31, 2023 and 2022	13.2	4.4
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended March 31, 2023 and 2022	(2.0)	(2.6)
Total other comprehensive income	11.2	1.8
Total comprehensive income	$40.5	$100.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Cash flows from operating activities:
Net income	$29.3	$98.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.6	29.2
Share-based compensation expenses	10.8	12.4
Non-cash interest expense	1.7	1.7
Deferred income taxes	8.8	5.9
Inventory write-downs	11.5	10.9
Foreign exchange transaction loss	3.2	2.4
Other	2.4	(3.8)
Changes in operating assets and liabilities:
Receivables	(13.8)	(16.7)
Inventories	35.8	(7.9)
Prepaid expenses and other current assets	(35.7)	(28.8)
Accounts payable	(24.1)	(2.3)
Royalty overrides	(31.7)	42.8
Other current liabilities	28.9	(22.3)
Other	(8.5)	8.8
Net cash provided by operating activities	46.2	130.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(30.3)	(41.3)
Other	0.1	0.1
Net cash used in investing activities	(30.2)	(41.2)
Cash flows from financing activities:
Borrowings from senior secured credit facility	71.0	82.0
Principal payments on senior secured credit facility and other debt	(138.4)	(89.3)
Debt issuance costs	(0.3)	—
Share repurchases	(8.7)	(116.2)
Other	0.4	1.1
Net cash used in financing activities	(76.0)	(122.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5.5	1.3
Net change in cash, cash equivalents, and restricted cash	(54.5)	(31.8)
Cash, cash equivalents, and restricted cash, beginning of period	516.3	610.4
Cash, cash equivalents, and restricted cash, end of period	$461.8	$578.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd. (formerly Herbalife Nutrition Ltd.), a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. On April 26, 2023, the Company officially changed its name from Herbalife Nutrition Ltd. to Herbalife Ltd. Herbalife Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in five geographic regions: North America; Latin America, which consists of Mexico and South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China. See Note 6, Segment Information, for further information regarding geographic regions.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K. Operating results for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Recently Adopted Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method. This ASU improves hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. It expands the current last-of-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio, and to reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company's condensed consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for reporting periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for periods beginning after December 15, 2023. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company's condensed consolidated financial statements.

New Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard will include an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update are effective for reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

The Company’s net sales consist of product sales. In general, the Company’s performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For the majority of China independent service providers and for third-party importers utilized in certain other countries where sales historically have not been material, the Company recognizes revenue based on the Company’s estimate of when the service provider or third-party importer sells the products because the Company is deemed to be the principal party of these product sales due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers and third-party importers. The Company recognizes revenue for certain China independent service providers upon delivery as such Members have pricing discretion and increased fulfillment responsibilities and accordingly were determined to be the Company’s customers for accounting purposes.

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

The Company compensates its sales leader Members with royalty overrides for services rendered relating to the development, retention, and management of their sales organizations. Royalty overrides are payable based on achieved sales volume. Royalty overrides are classified as an operating expense reflecting the services provided to the Company. The Company compensates its China independent service providers and third-party importers utilized in certain other countries for providing marketing, selling, and customer support services. For China and third-party importer sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers and the compensation received by third-party importers for the services they provide, which represents the discount provided to them, are recorded in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income. In addition, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling, general, and administrative expenses.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $67.0 million and $52.4 million as of March 31, 2023 and December 31, 2022, respectively. Substantially all credit card receivables were current as of March 31, 2023 and December 31, 2022. The Company recorded bad-debt expense related to allowances for the Company’s receivables of zero during both the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $1.8 million and $2.1 million, respectively. As of March 31, 2023 and December 31, 2022, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2023, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2022 and any remaining such balance was not material as of March 31, 2023. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million and $2.1 million as of March 31, 2023 and December 31, 2022, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2023, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $8.9 million and $13.1 million during the three months ended March 31, 2023 and 2022, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$454.2	$508.0
Restricted cash included in Prepaid expenses and other current assets	2.5	2.5
Restricted cash included in Other assets	5.1	5.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$461.8	$516.3

The majority of the Company’s consolidated restricted cash is held by certain of its foreign entities and consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

Use of Estimates

The Company continues to operate in an uncertain macroeconomic and geopolitical environment caused by high inflation, foreign exchange rate fluctuations, the war in Ukraine, lingering COVID-19 pandemic impacts and other factors. The Company is closely monitoring the evolving macroeconomic and geopolitical conditions to assess potential impacts on its business. Due to the significant uncertainty created by these circumstances, actual results could differ from Management's estimates and judgments. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current macroeconomic environment, which estimates and assumptions the Company believes to be reasonable under the circumstances. Changes in estimates resulting from continuing changes in the macroeconomic environment will be reflected in the financial statements in future periods.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2023	December 31, 2022
	(in millions)
Raw materials	$78.9	$83.1
Work in process	8.0	7.0
Finished goods	458.2	490.6
Total	$545.1	$580.7

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Borrowings under senior secured credit facility, carrying value	$904.4	$971.3
2.625% convertible senior notes due 2024, carrying value	261.4	261.2
4.250% convertible senior notes due 2028, carrying value	269.4	269.1
7.875% senior notes due 2025, carrying value	596.0	595.6
4.875% senior notes due 2029, carrying value	593.8	593.6
Other	4.1	1.2
Total	2,629.1	2,692.0
Less: current portion	293.7	29.5
Long-term portion	$2,335.4	$2,662.5

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of March 31, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company’s prior senior secured credit facility.

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

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025, or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of March 31, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the first quarter of 2020.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2023 and December 31, 2022, the Company was in compliance with its debt covenants under the 2018 Credit Facility. During April 2023, the Company amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended pursuant to the existing terms of the 2018 Credit Agreement to transition from LIBOR to the alternative benchmark rate, which is now being set as the Secured Overnight Financing Rate, or SOFR, under both the 2018 Term Loan A and 2018 Revolving Credit Facility when LIBOR is expected to be fully discontinued. The Company incurred approximately $1.1 million of debt issuance costs in connection with the amendments. For accounting purposes, pursuant to ASC 470, these transactions are expected to be accounted for as modifications of the 2018 Credit Facility during the second quarter of 2023.

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

As of March 31, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 6.93% and 4.08%, respectively.

During the three months ended March 31, 2023, the Company borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $138.2 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the three months ended March 31, 2022, the Company borrowed an aggregate amount of $82.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $89.2 million on amounts outstanding under the 2018 Credit Facility, which included $82.0 million of repayment on amounts outstanding under the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $908.4 million and $975.7 million, respectively. Of the $908.4 million outstanding under the 2018 Credit Facility as of March 31, 2023, $252.2 million was outstanding under the 2018 Term Loan A and $656.2 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2023 and December 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company recognized $17.1 million and $7.5 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A are determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2023 and December 31, 2022, the carrying value of the 2018 Term Loan A was $251.6 million and $257.0 million, respectively, and the fair value was approximately $250.6 million and $250.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2023 and December 31, 2022, the carrying amount of the 2018 Term Loan B was $652.8 million and $654.3 million, respectively, and the fair value was approximately $652.1 million and $638.8 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $60.0 million as of December 31, 2022 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of March 31, 2023.

In March 2018, prior to the adoption of ASU 2020-06 as described further below, the $550.0 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s condensed consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company must still settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component was being accreted up to its face value prior to the adoption of ASU 2020-06, resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the 2024 Convertible Notes remain outstanding. Prior to the adoption of ASU 2020-06, the effective-interest rate on the 2024 Convertible Notes was approximately 8.4% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

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

As a result of adopting ASU 2020-06, on January 1, 2022, the Company increased long-term debt by approximately $59.1 million, reduced paid-in capital in excess of par value by approximately $136.7 million, and decreased accumulated deficit by approximately $77.6 million within its condensed consolidated balance sheet. In addition, the effective-interest on the 2024 Convertible Notes is approximately 3.1% per annum. See Note 2, Significant Accounting Policies, of the 2022 10-K for further information on the Company’s adoption of ASU 2020-06.

In December 2022, the Company issued $277.5 million aggregate principal amount of new convertible senior notes due 2028, or the 2028 Convertible Notes as described below, and subsequently used the proceeds, to repurchase $287.5 million of its existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of 2024 Convertible Notes and an issuance of new 2028 Convertible Notes. As a result, the Company recognized $286.0 million as a reduction to long-term debt representing the carrying value of the repurchased 2024 Convertible Notes. The $12.8 million difference between the cash paid and carrying value of the repurchased 2024 Convertible Notes was recognized as a gain on the extinguishment of debt and is recorded in other (income) expense, net within the Company’s consolidated statement of income during the fourth quarter of 2022. The accounting impact of the new 2028 Convertible Notes is described in further detail below.

As of March 31, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt issuance costs were $1.1 million, and the carrying amount was $261.4 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt issuance costs were $1.3 million, and the carrying amount was $261.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $249.4 million and $243.3 million as of March 31, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2023 and 2022, the Company recognized $1.8 million and $4.2 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.3 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

Convertible Senior Notes due 2028

In December 2022, the Company issued $250.0 million aggregate principal amount of convertible senior notes in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $37.5 million aggregate principal amount of 2028 Convertible Notes, of which $27.5 million was exercised during December 2022, resulting in a total issuance of $277.5 million aggregate principal amount of 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. Holders of the 2028 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2023, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2028 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2028 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2028 Convertible Notes for each such day; (iii) if the Company calls the 2028 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after March 15, 2028, holders may convert their 2028 Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the principal portion of the 2028 Convertible Notes will be settled in cash and to the extent the conversion value exceeds the principal amount, the Company may elect to settle in cash, or a combination of cash and common shares, based on the applicable conversion rate at such time. The 2028 Convertible Notes had an initial conversion rate of 58.8998 common shares per $1,000 principal amount of the 2028 Convertible Notes, or an initial conversion price of approximately $16.98 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events.

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

As of March 31, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $8.1 million, and the carrying amount was $269.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $8.4 million, and the carrying amount was $269.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $332.0 million and $305.4 million as of March 31, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2023, the Company recognized $3.3 million, of interest expense relating to the 2028 Convertible Notes, which included $0.3 million, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

As of March 31, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.0 million, and the carrying amount was $596.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.4 million, and the carrying amount was $595.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $567.8 million and $534.4 million as of March 31, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2023 and 2022, the Company recognized $12.2 million and $12.2 million, respectively, of interest expense relating to the 2025 Notes, which included $0.4 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.2 million, and the carrying amount was $593.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.4 million, and the carrying amount was $593.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $459.4 million and $412.5 million as of March 31, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2023 and 2022, the Company recognized $7.5 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $41.8 million and $31.4 million for the three months ended March 31, 2023 and 2022, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2023, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2023	$23.1
2024	300.0
2025	1,451.8
2026	0.1
2027	—
Thereafter	877.5
Total	$2,652.5

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2023, the Company had $37.9 million of issued but undrawn letters of credit or similar arrangements.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2023, the Company had $20.7 million of Mexico VAT-related assets, of which $14.3 million was recognized in prepaid expenses and other current assets and $6.4 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

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

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $11.1 million, translated at the March 31, 2023 spot rate. The Company is currently litigating these assessments and has issued a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $31.3 million, translated at the March 31, 2023 spot rate, relating to various ICMS issues for its 2013 tax year. In August 2016, the Company filed a first-level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. On March 20, 2018, the Court held a hearing and a verdict was issued in June 2019, remanding the case back to the first-level administrative court. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $11.6 million, translated at the March 31, 2023 spot rate, relating to various ICMS issues for its 2014 tax year. In September 2017, the Company filed a first-level administrative appeal for the 2014 tax year. The first-level administrative appeal was denied. The Company filed an appeal at the second-level administrative court in December 2018 and a verdict was issued in April 2019, remanding the case back to the first-level administrative court. During July 2022, the Company received an unfavorable decision at the first-level administrative court for both the 2013 and 2014 cases which was subsequently reaffirmed by the second-level administrative court. In August 2022, the Company filed an appeal with the second-level administrative court relating to both the 2013 and 2014 cases. In the first quarter of 2023, the Company received an unfavorable decision relating to both the 2013 and 2014 cases at the second-level administrative court. The Company filed an appeal at the third-level administrative court relating to both the 2013 and 2014 cases. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $6.9 million, translated at the March 31, 2023 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. On November 8, 2018, the Company filed a first-level administrative appeal, which was subsequently denied. On April 5, 2019, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (second-level administrative appeal) and in the first quarter of 2023, received an unfavorable decision. The Company plans to litigate the case at the Judicial level. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $11.8 million, translated at the March 31, 2023 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $3.5 million, translated at the March 31, 2023 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.5 million, translated at the March 31, 2023 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017 and 2018 and the Company has received assessments for tax and interest of approximately $17.6 million and $17.2 million for those respective years, translated at the March 31, 2023 spot rate. These assessments are subject to penalty adjustments. The Company is currently litigating these cases. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period was approximately $25 million. The Company paid the assessment in order to litigate the case and had previously recognized these payments in other assets within its consolidated balance sheet as of December 31, 2021. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict. In May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments where the Supreme Court declined the Company's appeal but upheld the favorable verdict that was issued by the High Court. Therefore, despite the existing customs assessment being nullified the Korea Customs Service can still issue a new assessment to the Company for the same period. In October 2022, the Korea Customs service refunded the approximately $25 million assessed amount to the Company since the assessment had been nullified by the Courts and the Company has reduced its other assets within its consolidated balance sheet by the same corresponding amount. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $8.9 million, translated at the March 31, 2023 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of March 31, 2023. In March 2023 the Seoul Administrative Court issued a verdict in favor of the Company on narrow technical grounds. In April 2023, the Korea Customs Service filed an appeal to the High Court against the verdict and the case continues to be litigated. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $13.8 million, translated at the March 31, 2023 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of March 31, 2023. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2015 through December 2017. The total assessment for the audit period is $11.2 million, translated at the March 31, 2023 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of March 31, 2023. The Company is currently litigating these two assessments at the Seoul Administrative Court. The Company disagrees with the assertions made in all of these assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of March 31, 2023, this amount has been adequately reserved for within the Company’s condensed consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing took place on October 24, 2022, and the U.S. District Court for the Central District of California granted preliminary approval on April 6, 2023. Per the terms of the agreement, Herbalife deposited $12.5 million into the settlement fund on April 19, 2023.

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

The Company sells products in 95 markets throughout the world. The Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. During the third quarter of 2022, in order to simplify the understanding of the Company's performance and ongoing trends of the business and align with the Company's organizational structure, the Company combined its Mexico geographic region with its South and Central America region, into one geographic region now named Latin America; therefore, the Company currently has five geographic regions. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. Although, the Company reduced its operating segments from six to five during fiscal year 2022, this change did not impact the Company’s two reportable segments and therefore, the historical reportable segment disclosures below did not need to be restated.

Operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Net sales:
Primary Reporting Segment	$1,184.4	$1,230.2
China	67.7	105.6
Total net sales	$1,252.1	$1,335.8
Contribution margin(1):
Primary Reporting Segment	$482.5	$504.4
China	55.0	90.5
Total contribution margin	$537.5	$594.9
Selling, general, and administrative expenses(1)	475.9	454.9
Other operating income	(8.9)	(13.1)
Interest expense, net	39.4	29.7
Income before income taxes	31.1	123.4
Income taxes	1.8	25.2
Net income	$29.3	$98.2

(1)
Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $33.7 million and $54.2 million for the three months ended March 31, 2023 and 2022, respectively.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Net sales:
United States	$289.2	$317.1
India	178.6	152.0
Mexico	127.8	118.4
China	67.7	105.6
Others	588.8	642.7
Total net sales	$1,252.1	$1,335.8

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2022 10-K. During the three months ended March 31, 2023, the Company granted restricted stock units subject to service conditions and stock appreciation rights, or SARs, subject to service conditions.

Share-based compensation expense amounted to $10.8 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the total unrecognized compensation cost related to all non-vested stock awards was $66.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the three months ended March 31, 2023:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2022(2)	3,074	$24.21	4.6 years	$0.3
Granted	217	$20.17
Exercised	(7)	$15.22
Forfeited(3)	(157)	$28.58
Outstanding as of March 31, 2023(2)	3,127	$23.73	4.9 years	$1.7
Exercisable as of March 31, 2023(4)	2,126	$27.52	2.6 years	$0.4
Vested and expected to vest as of March 31, 2023(4)	3,093	$23.83	4.9 years	$1.6

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 0.7 million and 0.8 million performance condition SARs as of March 31, 2023 and December 31, 2022, respectively.
(3)
Includes 0.1 million performance condition SARs
(4)
Includes 0.7 million performance condition SARs

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2023 was $9.20. There were no SARs granted during the three months ended March 31, 2022. The total intrinsic value of SARs exercised during the three months ended March 31, 2023 and 2022 was less than $0.1 million and $0.3 million, respectively.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022(1)	4,538	$33.14
Granted	111	$20.17
Vested	(994)	$39.32
Forfeited	(57)	$40.76
Outstanding and nonvested as of March 31, 2023(1)	3,598	$30.91
Expected to vest as of March 31, 2023(2)	3,050	$29.48

(1)
Includes 520,138 performance-based restricted stock units as of both March 31, 2023 and December 31, 2022, which represents the maximum amount that can vest.
(2)
Includes 68,300 performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended March 31, 2023 and 2022 was $20.0 million and $32.4 million, respectively.

8. Income Taxes

Income taxes were $1.8 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 5.8% and 20.4% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an increase in tax benefits from discrete events, primarily as a result of a change in unrecognized tax benefits, partially offset by changes in the geographic mix of the Company's income.

As of March 31, 2023, the total amount of unrecognized tax benefits, including related interest and penalties, was $61.3 million. If the total amount of unrecognized tax benefits was recognized, $40.2 million of unrecognized tax benefits, $14.5 million of interest, and $3.2 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.2 million within the next twelve months. Of this possible decrease, $9.3 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engaged in an interest rate hedging strategy for which the hedged transactions were forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company's total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, the Company recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

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

As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $70.4 million and $70.6 million, respectively. As of March 31, 2023, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2023, the Company recorded assets at fair value of $0.2 million and liabilities at fair value of $4.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2023 and December 31, 2022.

As of both March 31, 2023 and December 31, 2022, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of March 31, 2023, the Company had aggregate notional amounts of approximately $627.0 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2023 and 2022 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2023 and 2022:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income
	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(4.6)	$(2.9)
Interest rate swaps	—	0.3

As of March 31, 2023, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $4.2 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2023 and 2022 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2023			March 31, 2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$298.6	$475.9	$39.4	$307.1	$454.9	$29.7

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(2.9)	—	—	—	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.4)	—	—	(1.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	0.2	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	—	—

Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	—	0.3	—	—	(0.2)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2023 and 2022:

	Amount of Loss Recognized in Income
	Three Months Ended
	March 31, 2023	March 31, 2022	Location of Loss Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(3.5)	$(0.5)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2023 and December 31, 2022.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2022	$0.1	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)
Issuance of 1.3 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.5			0.5
Additional capital from share-based compensation		10.8			10.8
Repurchases of 0.5 common shares	—	(8.7)		—	(8.7)
Net income				29.3	29.3
Foreign currency translation adjustment, net of income taxes of $—			13.2		13.2
Unrealized loss on derivatives, net of income taxes of $—			(2.0)		(2.0)
Balance as of March 31, 2023	$0.1	$191.3	$(239.0)	$(1,175.2)	$(1,222.8)

	Three Months Ended March 31, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2021	$0.1	$(328.9)	$318.1	$(211.8)	$(1,169.0)	$(1,391.5)
Issuance of 1.0 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			12.4			12.4
Repurchases of 3.0 common shares	—		(21.9)		(94.3)	(116.2)
Net income					98.2	98.2
Foreign currency translation adjustment, net of income taxes of $—				4.4		4.4
Unrealized loss on derivatives, net of income taxes of $—				(2.6)		(2.6)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of March 31, 2022	$0.1	$(328.9)	$173.0	$(210.0)	$(1,087.5)	$(1,453.3)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2023, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $985.5 million.

During the three months ended March 31, 2023, the Company did not repurchase any of its common shares through open-market purchases. During the three months ended March 31, 2022, the Company repurchased approximately 2.6 million of its common shares through open-market purchases at an aggregate cost of approximately $101.7 million, or an average cost of $39.32 per share, and subsequently retired these shares.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2023 and 2022, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocated the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which are recorded separately on the Company’s condensed consolidated balance sheets.

For the three months ended March 31, 2023 and 2022, the Company’s share repurchases, inclusive of transaction costs, were zero and $101.7 million, respectively, under the Company’s share repurchase programs, and $8.7 million and $14.5 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2023 and 2022, the Company’s total share repurchases, including shares withheld for tax purposes, were $8.7 million and $116.2 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2023 and 2022:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2023			March 31, 2022
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(248.2)	$(2.0)	$(250.2)	$(211.6)	$(0.2)	$(211.8)
Other comprehensive income (loss) before reclassifications, net of tax	13.2	(4.7)	8.5	4.4	(2.6)	1.8
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	2.7	2.7	—	—	—
Total other comprehensive income (loss), net of reclassifications	13.2	(2.0)	11.2	4.4	(2.6)	1.8
Ending balance	$(235.0)	$(4.0)	$(239.0)	$(207.2)	$(2.8)	$(210.0)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2023 and 2022.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Weighted-average shares used in basic computations	98.5	99.9
Dilutive effect of exercise of equity grants outstanding	1.1	1.8
Dilutive effect of 2028 Convertible Notes	0.6	—
Weighted-average shares used in diluted computations	100.2	101.7

There were an aggregate of 4.9 million and 1.6 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended March 31, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three months ended March 31, 2023 and 2022, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2023 and 2022. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. The dilutive impact for the three months ended March 31, 2023 is 0.6 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. Interest rate swaps were valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2023 and December 31, 2022:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2023	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2022	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.2	$1.5	Prepaid expenses and other current assets
Interest rate swaps	—	0.3	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	0.4	1.1	Prepaid expenses and other current assets
	$0.6	$2.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.7	$3.2	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5.9	2.8	Other current liabilities
	$10.6	$6.0

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

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2023
Foreign exchange currency contracts	$0.6	$(0.6)	$—
Total	$0.6	$(0.6)	$—
December 31, 2022
Foreign exchange currency contracts	$2.6	$(2.4)	$0.2
Interest rate swaps	0.3	—	0.3
Total	$2.9	$(2.4)	$0.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2023
Foreign exchange currency contracts	$10.6	$(0.6)	$10.0
Total	$10.6	$(0.6)	$10.0
December 31, 2022
Foreign exchange currency contracts	$6.0	$(2.4)	$3.6
Total	$6.0	$(2.4)	$3.6

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2023 and December 31, 2022, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Transformation Program

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $52.3 million through March 31, 2023, of which $27.3 million and $1.6 million were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income during the three months ended March 31, 2023 and 2022, respectively. The Company expects to incur total pre-tax expenses of at least $60.0 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. Since the Transformation Program is still ongoing and is expected to be completed in 2024, these estimated amounts are preliminary and based on Management's estimates and actual results could differ from such estimates.

Costs related to the Transformation Program were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	Cumulative costs incurred to date as of March 31, 2023
	(in millions)
Professional fees	$2.1	$0.9	$19.0
Retention and separation	25.2	0.7	33.0
Other	—	—	0.3
Total	$27.3	$1.6	$52.3

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2022	$0.6	$3.2	$—	$3.8
Expenses	2.1	25.2	—	27.3
Cash payments	(0.9)	(8.2)	—	(9.1)
Non-cash items and other	—	—	—	—
Balance as of March 31, 2023	$1.8	$20.2	$—	$22.0

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $41.0 million and $39.4 million and deferred tax assets of $127.3 million and $131.6 million as of March 31, 2023 and December 31, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Accrued compensation	$111.8	$108.3
Accrued service fees to China independent service providers	36.0	33.0
Accrued advertising, events, and promotion expenses	76.3	65.0
Current operating lease liabilities	37.0	37.4
Advance sales deposits	73.1	53.9
Income taxes payable	9.2	12.5
Other accrued liabilities	204.8	203.9
Total	$548.2	$514.0

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $64.6 million and $61.1 million and deferred income tax liabilities of $21.1 million and $19.0 million as of March 31, 2023 and December 31, 2022, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and Part I, Item 1A, Risk Factors, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

While we continue to monitor the current global financial environment, including the impacts of the inflation and COVID-19 pandemic, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in five geographic regions:

•
North America;
•
Latin America, which consists of Mexico and South and Central America;
•
EMEA, which consists of Europe, the Middle East, and Africa;
•
Asia Pacific (excluding China); and
•
China.

Our Company was previously organized and managed by six geographic regions: North America, Mexico, South and Central America, EMEA, Asia Pacific, and China. In order to simplify the understanding of our performance and ongoing trends of the business and align with our organizational structure, in the third quarter of 2022 we combined our Mexico geographic region with our South and Central America region, into one geographic region now named Latin America; therefore, we currently have five geographic regions as opposed to six geographic regions. When applicable, historical information presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations relating to our geographic regions has been reclassified to conform with the current period geographic presentation.

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or FTC, and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our Audit Committee assists our board of directors in overseeing continued compliance with the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part I, Item 1A, Risk Factors, of the 2022 10-K for a discussion of risks related to the settlement with the FTC.

Certain Factors Impacting Results

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

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of March 31, 2023.

The outbreak and subsequent global spread of the coronavirus disease 2019, or COVID-19, has impacted economic activity worldwide. Measures implemented by public health organizations and governmental bodies have now largely eased across most markets where we operate but have continued intermittently for certain markets and could resume more broadly as conditions evolve. Since the initial onset, our business and operations were affected by the pandemic in manners and degrees that varied by market. The most significant impacts we have seen included supply chain challenges, including increased costs in freight, labor, and certain raw materials, and constrained ability to deliver product to Members and/or have Members pick product up from our access points; restrictions or outright prohibitions on in-person training and promotional meetings and events for Members; and constrained ability of Members to have face-to-face contact with their customers, including at Nutrition Clubs. We and our Members responded to the pandemic and its impacts on our business and theirs by adapting operations and taking measures to mitigate those impacts. The most significant measures, including those that have continued even as pandemic conditions have eased, were adapting product access to the varying market-specific challenges, including shifting to more home product delivery from Member pick-up; shifting to online or phone orders only from in-person ordering; enhancing our training and promotion of technological tools offered to support Members’ online operations; and Members continuing to or increasing the ways they leverage the Internet and social media for customer contact.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of the 2022 10-K for a further discussion of risks related to the COVID-19 pandemic.

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

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
	(Volume Points in millions)
North America	314.5	403.1	(22.0)%
Latin America	271.4	319.7	(15.1)%
EMEA	314.3	391.7	(19.8)%
Asia Pacific	505.2	518.5	(2.6)%
China	48.6	66.9	(27.4)%
Worldwide	1,454.0	1,699.9	(14.5)%

Volume Points decreased 14.5% for the three months ended March 31, 2023, after having decreased 7.0% for the same period of 2022. North America’s Volume Point decrease for the 2023 first quarter, after a lesser decrease for the prior year period, continues to reflect lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses. Latin America’s greater Volume Point decreases for 2023 versus 2022 are due, we believe, to the cumulative adverse impact of difficult economic conditions including inflationary impacts on Members’ operations as well as political and social instability in certain markets. EMEA’s Volume Point decrease for 2023 after a lesser decrease for 2022 reflects lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses, as well as political and economic uncertainty across much of the region. The Asia Pacific region saw a small year-over-year Volume Point decline versus growth for the 2022 period. Although the India market, the largest in the region, once again achieved growth, the growth was less than the prior year and was offset by declines elsewhere in the region, particularly Indonesia and Vietnam, due in part, we believe, to lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods. China saw continuing significant Volume Point decreases for 2023. This trend reflects, we believe, our Members being challenged to adjust their business approaches to a confluence of factors, including changes we have made for our business and external conditions, as well as an adverse impact on first quarter volumes of a surge of COVID cases late in 2022.

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

Summary Financial Results

Net sales for the three months ended March 31, 2023 was $1,252.1 million. Net sales decreased $83.7 million, or 6.3%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 2.6% for the three months ended March 31, 2023, as compared to the same period in 2022. The 6.3% decrease in net sales for the three months ended March 31, 2023 was primarily driven by a decrease in sales volume, as indicated by a 14.5% decrease in Volume Points, a 3.7% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.4% unfavorable impact of country sales mix, partially offset by a 13.0% favorable impact of price increases.

Net income was $29.3 million, or $0.29 per diluted share, for the three months ended March 31, 2023. Net income decreased $68.9 million, or 70.2%, for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease in net income for the three months ended March 31, 2023 was mainly due to $57.4 million lower contribution margin driven by lower net sales, and $21.0 million higher selling, general, and administrative expenses; partially offset by $23.4 million lower income taxes.

Net income for the three months ended March 31, 2023 included a $27.3 million pre-tax unfavorable impact ($21.3 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; and a $3.5 million pre-tax unfavorable impact ($3.3 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2023 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2022 included a $1.7 million pre-tax unfavorable impact ($1.4 million post-tax) from expenses related to the COVID-19 pandemic; and a $1.6 million pre-tax unfavorable impact ($1.4 million post-tax) of Transformation Program expenses, primarily relating to professional fees.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operations:
Net sales	100.0%	100.0%
Cost of sales	23.8	23.0
Gross profit	76.2	77.0
Royalty overrides(1)	33.2	32.5
Selling, general, and administrative expenses(1)	38.1	34.0
Other operating income	(0.7)	(1.0)
Operating income	5.6	11.5
Interest expense, net	3.1	2.3
Income before income taxes	2.5	9.2
Income taxes	0.2	1.9
Net income	2.3%	7.3%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,184.4 million for the three months ended March 31, 2023 representing a decrease of $45.8 million, or 3.7%, as compared to the same period in 2022. In local currency, net sales decreased 0.1% for the three months ended March 31, 2023 as compared to the same period in 2022. The 3.7% decrease in net sales for the three months ended March 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 13.9% decrease in Volume Points, and a 3.6% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 13.9% favorable impact of price increases.

For a discussion of China’s net sales for the three months ended March 31, 2023, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $482.5 million, or 40.7% of net sales, for the three months ended March 31, 2023, representing a decrease of $21.9 million, or 4.3%, for the three months ended March 31, 2023, as compared to the same period in 2022. The 4.3% decrease in contribution margin for the three months ended March 31, 2023 was primarily the result of a 13.9% unfavorable impact of volume decreases, a 6.9% unfavorable impact of foreign currency fluctuations, a 4.1% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, a 1.0% unfavorable impact of higher inventory write-downs, and a 1.0% unfavorable impact of sales mix, partially offset by a 23.2% favorable impact of price increases.

China reported contribution margin of $55.0 million for the three months ended March 31, 2023, representing a decrease of $35.5 million, or 39.2%, for the three months ended March 31, 2023, as compared to the same period in 2022. The 39.2% decrease in contribution margin for the three months ended March 31, 2023 was primarily the result of a 27.4% unfavorable impact of volume decreases, a 5.3% unfavorable impact of foreign currency fluctuations, a 5.0% unfavorable impact of sales mix, and a 3.7% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, partially offset by 3.8% favorable impact of price increases and a 3.6% favorable impact of lower inventory write-down.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
	(Dollars in millions)
North America	$297.2	$326.2	(8.9)%
Latin America	205.5	201.3	2.1%
EMEA	268.1	295.0	(9.1)%
Asia Pacific	413.6	407.7	1.4%
China	67.7	105.6	(35.9)%
Worldwide	$1,252.1	$1,335.8	(6.3)%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2023 as compared to the same periods in 2022, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

COVID-19 pandemic conditions may continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. In addition, global inflationary pressures, supply chain challenges and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. As described further below, effective June 2022 most of our geographic markets instituted a 10% price increase across all product lines, and certain additional markets instituted this increase effective during the third quarter of 2022 as described below. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. See below for a more detailed discussion of the pandemic and price change impacts on net sales for the first quarter of 2023 for each geographic region and individual market.

North America

The North America region reported net sales of $297.2 million for the three months ended March 31, 2023. Net sales decreased $29.0 million, or 8.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 8.7% for the three months ended March 31, 2023, as compared to the same period in 2022. The 8.9% decrease in net sales for the three months ended March 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 22.0% decrease in Volume Points, partially offset by a 13.6% favorable impact of price increases.

Net sales in the U.S. were $289.2 million for the three months ended March 31, 2023. Net sales decreased $27.9 million, or 8.8%, for the three months ended March 31, 2023 as compared to the same period in 2022.

Sales volumes declined for the 2023 first quarter versus the 2022 period. Emerging from pandemic conditions, we have seen lower levels of new Members in the region as Members work to re-establish and evolve traditional face-to-face approaches for their businesses, while also maintaining online approaches. Inflationary pressures have also challenged some areas of customer demand. We are supporting Members with increased numbers of in-person events as well as targeted communications and sales incentives. The region implemented a 3.5% price increase during March 2023 and a 10% price increase during June 2022.

Latin America

The Latin America region reported net sales of $205.5 million for the three months ended March 31, 2023. Net sales increased $4.2 million, or 2.1%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales increased 0.1% for the three months ended March 31, 2023, as compared to the same period in 2022. The 2.1% increase in net sales for the three months ended March 31, 2023 was due to a 16.1% favorable impact of price increases and a 2.0% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a decrease in sales volume, as indicated by a 15.1% decrease in Volume Points.

Net sales in Mexico were $127.8 million for the three months ended March 31, 2023. Net sales increased $9.4 million, or 7.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 1.6% for the three months ended March 31, 2023, as compared to the same period in 2022. The fluctuation of foreign currency exchange rates had a favorable impact of $11.3 million on net sales for the three months ended March 31, 2023. A volume decline was seen for the 2023 first quarter versus the prior year period, as well as continued declines in new Members and Sales Leaders. Inflationary conditions have adversely impacted Members’ Nutrition Club operations, which are an important DMO in the market. We are supporting Members with promotions that encourage volume, even at lower levels, for newer Members. The market saw a 5% price increase during January 2023 following a 10% price increase during June 2022.

Other markets across the region also saw volume declines for the 2023 first quarter versus the 2022 period. The region has seen difficult economic conditions as well as market-specific factors including political and social instability. Members are working toward re-establishing traditional face-to-face business operations after operating more virtually during the pandemic. Inflationary pressures across the region have challenged our Members’ operations and customer demand. Prices were increased 10% or more in June 2022 for virtually all markets of the region, in addition to other market-specific price increases during the first quarter of 2023. The sales volume declines in markets other than Mexico was greatest for Chile. Efforts within the region include increasing in-person activities, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products.

EMEA

The EMEA region reported net sales of $268.1 million for the three months ended March 31, 2023. Net sales decreased $26.9 million, or 9.1%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 2.8% for the three months ended March 31, 2023, as compared to the same period in 2022. The 9.1% decrease in net sales for the three months ended March 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 19.8% decrease in Volume Points, and a 6.4% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 14.3% favorable impact of price increases and a 2.3% favorable impact of sales mix. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Volumes declined across most EMEA markets for the 2023 first quarter as compared to the 2022 period. Emerging from pandemic restrictions, we have seen fewer new distributors and preferred customers joining our business as Members transition back to traditional face-to-face business approaches or work to adopt hybrid approaches. Economic conditions across the region, including inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets for the 2023 first quarter as compared to the 2022 period were led by Russia, Turkey, and Spain. Russia volumes for the 2023 first quarter have been adversely affected by geopolitical conflict in the region compared to the stronger sales volume during the first quarter of 2022. Turkey volumes were adversely impacted we believe by a deadly earthquake in February 2023 that damaged some areas of the country.

Focus areas for Herbalife and our Members in the region include branding and promotions, strengthening the Nutrition Club DMO in certain markets, improving Member and customer technological interfaces, and other promotional initiatives to incentivize sales.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $413.6 million for the three months ended March 31, 2023. Net sales increased $5.9 million, or 1.4%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales increased 8.5% for the three months ended March 31, 2023, as compared to the same period in 2022. The 1.4% increase in net sales for the three months ended March 31, 2023 was primarily due to a 12.6% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 2.6% decrease in Volume Points, a 7.1% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.1% unfavorable impact of sales mix.

Net sales in India were $178.6 million for the three months ended March 31, 2023. Net sales increased $26.6 million, or 17.5%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales increased 28.5% for the three months ended March 31, 2023, as compared to the same period in 2022. The fluctuation of foreign currency exchange rates had an unfavorable impact of $16.7 million on net sales for the three months ended March 31, 2023. Sales volumes have increased in India in recent years as we continue to promote our brand, such as through sports sponsorships, expand our product line, increase the number of in-person events, strengthen the Preferred Customer program in the market, and make it easier for our Members to do business, such as by adding and improving product access points and payment methods. The India market implemented a 14% price increase in September 2022.

Net sales in Vietnam were $71.1 million for the three months ended March 31, 2023. Net sales decreased $2.6 million, or 3.5%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 0.1% for the three months ended March 31, 2023, as compared to the same period in 2022. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.5 million on net sales for the three months ended March 31, 2023. Vietnam saw a sales volume decrease for the 2023 first quarter versus the 2022 period, reflecting we believe the impact of inflationary pressures, combined with a January 2023 increase in the local value added tax rate. The market implemented a 3% price increase in March 2023 and a 10% price increase in July 2022. Further changes to direct-selling regulations in the market are expected to receive government approval in 2023; we continue to assess and monitor these proposed regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets sales volume was down for the 2023 first quarter as compared to the 2022 period, most significantly for Indonesia and Malaysia. Emerging from pandemic conditions, we are seeing lower levels of recruiting of new Members for some markets as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods, and as Members’ Nutrition Club operations recover from pandemic disruption. Our efforts in the region include promotional initiatives to incentivize sales. Contributing to the Indonesia decline was comparison to a 2022 base period that included strong sales volume ahead of an April 1, 2022 price increase.

China

The China region reported net sales of $67.7 million for the three months ended March 31, 2023. Net sales decreased $37.9 million, or 35.9%, for the three months ended March 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 30.8% for the three months ended March 31, 2023, as compared to the same period in 2022. The 35.9% decrease in net sales for the three months ended March 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 27.4% decrease in Volume Points, a 4.3% unfavorable impact of sales mix, and a 5.1% unfavorable impact of fluctuations in foreign currency exchange rates partially offset by a 3.3% favorable impact of price increases.

Sales volume declines of recent years for the China market continued in the first quarter of 2023 versus the 2022 period, a continuing result, we believe, of our Members being challenged to adjust their business approaches to a confluence of factors. These factors include increases we made during 2020 and 2021 to the requirements for sales representatives to be eligible to apply to be an independent service provider. In addition, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, continue to be below pre-pandemic levels. These meeting declines were initially driven by government regulatory constraints and subsequently by the constraints of COVID pandemic conditions. Steps to adjust to these changing conditions have included some Members establishing daily consumption-oriented Nutrition Clubs such as in other regions of the world, however in the near term these efforts have diverted from traditional business approaches. Also, a surge of COVID cases late in 2022 which followed the Chinese government's unwinding of its zero-COVID policy had an adverse effect on our results, we believe, into the beginning of the first quarter of 2023.

Focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological tools to make it easier for our Members to do business, returning to face-to-face business approaches, encouraging a customer-based approach through DMOs such as weight management challenges, and supporting Members’ establishment of daily consumption-oriented Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
	(Dollars in millions)
Weight Management	$706.3	$761.8	(7.3)%
Targeted Nutrition	365.9	390.1	(6.2)%
Energy, Sports, and Fitness	135.7	132.7	2.3%
Outer Nutrition	20.8	23.0	(9.6)%
Literature, Promotional, and Other(1)	23.4	28.2	(17.0)%
Total	$1,252.1	$1,335.8	(6.3)%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the majority of product categories decreased for the three months ended March 31, 2023 as compared to the same period in 2022. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $953.5 million and $1,028.7 million for the three months ended March 31, 2023 and 2022, respectively. Gross profit as a percentage of net sales was 76.2% and 77.0% for the three months ended March 31, 2023 and 2022, respectively, or an unfavorable net decrease of 86 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2023 as compared to the same period in 2022 included unfavorable cost changes related to self-manufacturing and sourcing of 220 basis points primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume; the unfavorable impact of foreign currency fluctuations of 154 basis points; unfavorable changes in sales mix of 32 basis points; the unfavorable impact of higher inventory write-downs of 27 basis points; unfavorable other cost changes of 12 basis points; and unfavorable cost changes of 8 basis points relating to increased outbound freight costs due to orders shifting toward home delivery versus Member pick-up; partially offset by the favorable impact of price increases of 367 basis points.

We expect our gross margin to continue to be negatively impacted in 2023 primarily due to increased costs related to raw materials and manufacturing labor costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $416.0 million and $433.8 million for the three months ended March 31, 2023 and 2022, respectively. Royalty overrides as a percentage of net sales were 33.2% and 32.5% for the three months ended March 31, 2023 and 2022, respectively.

The increase in royalty overrides as a percentage of net sales for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $475.9 million and $454.9 million for the three months ended March 31, 2023 and 2022, respectively. Selling, general, and administrative expenses as a percentage of net sales were 38.1% and 34.0% for the three months ended March 31, 2023 and 2022, respectively.

The increase in selling, general, and administrative expenses for the three months ended March 31, 2023 as compared to the same period in 2022 was driven by $23.3 million in higher Member event and promotion costs, and $20.0 million in higher labor and benefits costs primarily from employee retention and separation costs related to the Transformation Program (See Note 13, Transformation Program, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion), partially offset by $20.5 million in lower service fees for China independent service providers due to lower sales in China.

Other Operating Income

The $8.9 million of other operating income for the three months ended March 31, 2023 consisted of $8.9 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $13.1 million of other operating income for the three months ended March 31, 2022 consisted of $13.1 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in millions)
Interest expense	$41.8	$31.4
Interest income	(2.4)	(1.7)
Interest expense, net	$39.4	$29.7

The increase in interest expense, net for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in our weighted-average interest rate.

Income Taxes

Income taxes were $1.8 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 5.8% and 20.4% for the three months ended March 31, 2023 and 2022, respectively. The decrease in the effective tax rate for the three months ended March 31, 2023 as compared to the same period in 2022 was due to an increase in tax benefits from discrete events, primarily as a result of a change in unrecognized tax benefits, partially offset by changes in the geographic mix of the Company's income.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $454.2 million cash and cash equivalents as of March 31, 2023 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023, we generated $46.2 million of operating cash flow as compared to $130.5 million for the same period in 2022. The decrease in our operating cash flow was the result of $61.6 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, and $22.7 million of unfavorable changes in operating assets and liabilities. The $61.6 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Summary Financial Results above for further discussion) and higher selling, general, and administrative expenses. The $22.7 million of unfavorable changes in operating assets and liabilities was primarily the result of unfavorable changes in accounts payable, and royalty overrides mainly due to the timing of payments of the Mark Hughes bonus as described below, and others primarily from unfavorable changes in unrecognized tax benefits; partially offset by favorable changes in inventories and other current liabilities primarily from favorable changes in accrued compensation. The favorable changes in accrued compensation is primarily from lower employee bonus payments in 2023.

Capital expenditures, including accrued capital expenditures, were $28.0 million and $40.3 million for the three months ended March 31, 2023 and 2022, respectively. The majority of these expenditures during the three months ended March 31, 2023 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our new Digital Technology Program. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $175 million to $225 million for the full year of 2023 which includes our new multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members. Based on our estimates, and after reallocating future expected expenditures, we expect our future capital expenditures to remain elevated during 2023, 2024, and 2025 as a result of this $400 million Digital Technology Program. The capital expenditures relating to this Digital Technology Program are separate to the Transformation Program described further below.

In March 2023, we hosted our annual global Herbalife Honors event where sales leaders from around the world met, shared best practices, and conducted leadership training, and our management awarded Members $77.9 million of Mark Hughes bonus payments related to their 2022 performance. In April 2022, our management awarded Members $85.7 million of Mark Hughes bonus payments related to their 2021 performance.

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of at least $70 million with approximately half of these savings being realized in 2023 with the remainder largely being realized in 2024. We also expect to incur total pre-tax expenses of at least $60.0 million to realize these run-rate savings. We have already incurred total pre-tax expenses of approximately $52.3 million through March 31, 2023, of which $27.3 million and $1.6 million were recognized in selling, general, and administrative expenses within our condensed consolidated statements of income during the three months ended March 31, 2023 and 2022, respectively. We expect a total of $20 million to $25 million of related capital expenditures through 2024, primarily relating to technology, to support the Transformation Program. Since the Transformation Program is still ongoing and expected to be completed in 2024, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of March 31, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes is less than $350.0 million as of March 31, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within our condensed consolidated statement of income during the first quarter of 2020.

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

During April 2023, we amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended pursuant to the existing terms of the 2018 Credit Agreement to transition from LIBOR to the alternative benchmark rate, which is now being set as SOFR, under both the 2018 Term Loan A and 2018 Revolving Credit Facility when LIBOR is expected to be fully discontinued. We incurred approximately $1.1 million of debt issuance costs in connection with the amendments. For accounting purposes, pursuant to ASC 470, these transactions are expected to be accounted for as modifications of the 2018 Credit Facility during the second quarter of 2023.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2023 and December 31, 2022, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the three months ended March 31, 2023, we borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $138.2 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the three months ended March 31, 2022, we borrowed an aggregate amount of $82.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $89.2 million on amounts outstanding under the 2018 Credit Facility, which included $82.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $908.4 million and $975.7 million, respectively. Of the $908.4 million outstanding under the 2018 Credit Facility as of March 31, 2023, $252.2 million was outstanding under the 2018 Term Loan A and $656.2 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of March 31, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 6.93% and 4.08%, respectively.

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

In December 2021, we made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. In December 2022, we issued $277.5 million aggregate principal of new convertible senior notes due 2028 as described below, and subsequently used the proceeds, to repurchase $287.5 million of our existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. As of March 31, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2024 Convertible Notes.

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2023, the total amount of our foreign subsidiary cash and cash equivalents was $391.3 million, of which $53.3 million was held in U.S. dollars. As of March 31, 2023, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $62.9 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2022, Herbalife Ltd. had approximately $3.0 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2022, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2022 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2023, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

During the three months ended March 31, 2023, we did not repurchase any of our common shares through open-market purchases. During the three months ended March 31, 2022, we repurchased approximately 2.6 million of our common shares through open-market purchases at an aggregate cost of approximately $101.7 million, or an average cost of $39.32 per share, and subsequently retired these shares.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of March 31, 2023 and December 31, 2022, we had working capital of $95.0 million and $379.5 million, respectively, or a decrease of $284.5 million. The decrease was primarily due to a decrease in cash and cash equivalents, and increases in the current portion of long-term debt primarily relating to our 2024 Convertible Notes, which matures in less than one year; partially offset by an increase in prepaid expenses and other current assets.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2023.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2023, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for both the three months ended March 31, 2023 and 2022.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $32.9 million and $31.5 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

As of March 31, 2023 and December 31, 2022, we had goodwill of approximately $94.0 million and $93.2 million, respectively. The increase in goodwill during the three months ended March 31, 2023 was due to foreign currency translation adjustments. As of both March 31, 2023 and December 31, 2022, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three months ended March 31, 2023 and 2022.

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

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. The ability to forecast income over multiple years at a jurisdictional level is subject to uncertainty especially when our assessment of valuation allowances factor in longer term income forecasts. The impact of increasing or decreasing the valuation allowance could be material to our condensed consolidated financial statements. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of the 2022 10-K for additional information on our net deferred tax assets and valuation allowances.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of these contracts outstanding were approximately $70.4 million and $70.6 million, respectively. As of March 31, 2023, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2023, we recorded assets at fair value of $0.2 million and liabilities at fair value of $4.7 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, we recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2023 and December 31, 2022.

As of both March 31, 2023 and December 31, 2022, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2023:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2023
Buy British pound sell Euro	0.88	$7.9	$—
Buy British pound sell U.S. dollar	1.23	24.7	0.1
Buy Chinese yuan sell U.S. dollar	6.76	67.1	(0.7)
Buy Danish krone sell U.S. dollar	6.88	0.9	—
Buy Euro sell Australian dollar	1.62	1.1	—
Buy Euro sell British pound	0.88	21.8	—
Buy Euro sell Chilean peso	889.35	4.4	(0.1)
Buy Euro sell Chinese yuan	7.50	1.1	—
Buy Euro sell Hong Kong dollar	8.47	5.1	—
Buy Euro sell Indonesian rupiah	16,560.00	14.5	(0.3)
Buy Euro sell Japanese yen	142.65	1.9	—
Buy Euro sell Kazakhstani tenge	505.10	3.4	—
Buy Euro sell Korean won	1,414.96	1.1	—
Buy Euro sell Malaysian ringgit	4.80	4.5	—
Buy Euro sell Mexican peso	21.58	58.4	(4.0)
Buy Euro sell Peruvian nuevo sol	4.10	1.7	—
Buy Euro sell Taiwan dollar	32.76	1.0	—
Buy Euro sell U.S. dollar	1.09	22.2	(0.1)
Buy Euro sell Vietnamese dong	25,520.00	15.9	—
Buy Hong Kong dollar sell U.S. dollar	7.82	3.8	—
Buy Kazakhstani tenge sell U.S. dollar	463.25	5.4	—
Buy Korean won sell U.S. dollar	1,299.69	16.9	—
Buy Mexican peso sell Euro	19.75	5.4	—
Buy Mexican peso sell U.S. dollar	18.69	4.2	0.1
Buy Norwegian krone sell U.S. dollar	10.48	1.8	—
Buy Polish zloty sell U.S. dollar	4.37	0.9	—
Buy Romanian leu sell U.S. dollar	4.58	1.3	—
Buy Swedish krona sell U.S. dollar	10.33	0.1	—
Buy Taiwan dollar sell U.S. dollar	30.22	13.3	(0.1)
Buy U.S. dollar sell Brazilian real	5.32	2.5	(0.1)
Buy U.S. dollar sell British pound	1.22	54.1	(0.9)
Buy U.S. dollar sell Chinese yuan	6.86	50.8	(0.2)
Buy U.S. dollar sell Colombian peso	4,810.97	2.2	—
Buy U.S. dollar sell Euro	1.07	190.8	(3.3)
Buy U.S. dollar sell Indian rupee	83.16	3.0	—
Buy U.S. dollar sell Mexican peso	18.93	8.1	(0.4)
Buy U.S. dollar sell Philippine peso	54.41	3.7	—
Total forward contracts		$627.0	$(10.0)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2023, the aggregate annual maturities of the 2018 Credit Facility were expected to be $21.7 million for the remainder of 2023, $36.1 million for 2024, and $850.6 million for 2025. As of March 31, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $250.6 million and $652.1 million, respectively, and the carrying values were $251.6 million and $652.8 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of March 31, 2023. As of December 31, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $250.0 million, $638.8 million, and $60.0 million, respectively, and the carrying values were $257.0 million, $654.3 million, and $60.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of March 31, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 6.93% and 4.08%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense, net within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of March 31, 2023 and December 31, 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, we recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

Since our 2018 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $9.1 million, respectively. The variable interest rates payable under our 2018 Credit Facility continue to be linked to LIBOR as the benchmark for establishing such rates. Recent national, international and other regulatory guidance and reform proposals regarding LIBOR required certain LIBOR tenors to be discontinued or become unavailable by the end of 2021 and are requiring LIBOR to be fully discontinued or become unavailable as a benchmark rate by June 2023. Our 2018 Credit Facility includes mechanics to facilitate the adoption by us and our lenders of an alternative benchmark rate for use in place of LIBOR which may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect.

As of March 31, 2023, the fair value of the 2024 Convertible Notes was approximately $249.4 million and the carrying value was $261.4 million. As of December 31, 2022, the fair value of the 2024 Convertible Notes was approximately $243.3 million and the carrying value was $261.2 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of March 31, 2023, the fair value of the 2028 Convertible Notes was approximately $332.0 million and the carrying value was $269.4 million. As of December 31, 2022, the fair value of the 2028 Convertible Notes was approximately $305.4 million, and the carrying value was $269.1 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of March 31, 2023, the fair value of the 2025 Notes was approximately $567.8 million and the carrying value was $596.0 million. As of December 31, 2022, the fair value of the 2025 Notes was approximately $534.4 million and the carrying value was $595.6 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $11.9 million or increase by approximately $12.3 million, respectively.

As of March 31, 2023, the fair value of the 2029 Notes was approximately $459.4 million and the carrying value was $593.8 million. As of December 31, 2022, the fair value of the 2029 Notes was approximately $412.5 million and the carrying value was $593.6 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $22.3 million or increase by approximately $23.8 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include the following:

•
the potential impacts of current global economic conditions, including inflation, on us; our Members, customers, and supply chain; and the world economy;
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
•
any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, including the war in Ukraine, cybersecurity incidents, pandemics such as the COVID-19 pandemic, and/or other acts by third parties;
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

Additional factors and uncertainties that could cause actual results or outcomes to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes, and in Part I, Item 1A, Risk Factors, of the 2022 10-K. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2022 10-K. When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. There have been no material changes to our risk factors disclosed in the 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of March 31, 2023, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million. We did not repurchase any of our common shares during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	*
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(i)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(i)
4.4	First Supplemental Indenture, dated as of December 1, 2021, between Herbalife Nutrition Ltd. and U.S. Bank National Association, as successor to MUFG Union Bank, N.A., as trustee	(x)
4.5	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(q)
4.6	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto)	(q)
4.7

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(u)
4.8	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 hereto)	(u)
4.9	Indenture, dated as of December 9, 2022, between Herbalife Nutrition Ltd. and U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2028	(z)
4.10	Form of Global Note for 4.25% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.9 hereto).	(z)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(o)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(o)
10.3#	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(e)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(l)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(j)
10.13#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(t)
10.14#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(w)
10.15#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(w)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(w)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(w)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(h)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(h)
10.21	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(f)
10.22#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(y)
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

(k)

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

(p)
10.28#	Retention Agreement, effective as of April 6, 2020, by and between Mark Schissel and the Company	(w)
10.29	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(r)
10.30	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(r)
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

(v)
10.33#	Separation Agreement and General Release, dated as of October 31, 2022, by and among Dr. John O. Agwunobi and Herbalife International of America, Inc.	(bb)
10.34#	Employment Agreement, dated as of December 22, 2022, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Nutrition Ltd.	(aa)
10.35#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(aa)
10.36#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(aa)
10.37#	Retention Agreement, effective as of April 6, 2020, by and between Frank Lamberti and Herbalife Ltd.	*
10.38

Fifth Amendment to Credit Agreement, USD LIBOR Hardwire Transition Amendment (Revolver and Term Loan A), dated as of April 3, 2023, by Coöperatieve Rabobank U.A., New York Branch as Term Loan A Agent and Revolver Administrative Agent

*
10.39#	Herbalife Ltd. 2023 Stock Incentive Plan	*
10.40#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement	*
10.41#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Lead Director Stock Unit Award Agreement	*
10.42#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	*
10.43#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Award Agreement	*
10.44

Sixth Amendment to Credit Agreement, dated as of April 28, 2023, by and among HLF Financing SaRL, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Coöperatieve Rabobank U.A., New York Branch , as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders

*
10.45	Addendum to the Amendment to the Agreements of Distributorship dated as of April 27, 2023, by Herbalife International, Inc., for the benefit of each Herbalife Distributor	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL (included as Exhibit 101)	*

*Filed herewith.

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
(s)
Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(t)
Previously filed on May 4, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.
(u)
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

(x)
Previously filed on February 23, 2022 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and is incorporated herein by reference.
(y)
Previously filed on August 2, 2022 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and is incorporated herein by reference.
(z)
Previously filed on December 9, 2022 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(aa)
Previously filed on December 27, 2022 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(bb)
Previously filed on February 14, 2023 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: May 2, 2023