Form 10-Q
period 2023-06-30
HERBALIFE LTD.
filed 2023-08-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of registrant’s common shares outstanding as of July 26, 2023 was 98,998,947.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$526.6	$508.0
Receivables, net of allowance for doubtful accounts	86.3	70.6
Inventories	525.1	580.7
Prepaid expenses and other current assets	233.4	196.8
Total current assets	1,371.4	1,356.1
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	485.8	486.3
Operating lease right-of-use assets	200.5	207.1
Marketing-related intangibles and other intangible assets, net	314.8	315.7
Goodwill	94.4	93.2
Other assets	303.7	273.6
Total assets	$2,770.6	$2,732.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88.6	$89.8
Royalty overrides	328.0	343.3
Current portion of long-term debt	295.8	29.5
Other current liabilities	528.4	514.0
Total current liabilities	1,240.8	976.6
Long-term debt, net of current portion	2,326.5	2,662.5
Non-current operating lease liabilities	184.1	192.4
Other non-current liabilities	169.6	166.4
Total liabilities	3,921.0	3,997.9
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 98.9 million (2023) and 97.9 million (2022) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	202.8	188.7
Accumulated other comprehensive loss	(238.0)	(250.2)
Accumulated deficit	(1,115.3)	(1,204.5)
Total shareholders’ deficit	(1,150.4)	(1,265.9)
Total liabilities and shareholders’ deficit	$2,770.6	$2,732.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions, except per share amounts)
Net sales	$1,314.0	$1,392.7	$2,566.1	$2,728.5
Cost of sales	301.6	315.8	600.2	622.9
Gross profit	1,012.4	1,076.9	1,965.9	2,105.6
Royalty overrides	429.7	452.9	845.7	886.7
Selling, general, and administrative expenses	460.5	470.0	936.4	924.9
Other operating income	(1.2)	(1.8)	(10.1)	(14.9)
Operating income	123.4	155.8	193.9	308.9
Interest expense, net	38.4	31.7	77.8	61.4
Income before income taxes	85.0	124.1	116.1	247.5
Income taxes	25.1	37.6	26.9	62.8
Net income	$59.9	$86.5	$89.2	$184.7
Earnings per share:
Basic	$0.60	$0.88	$0.90	$1.86
Diluted	$0.60	$0.88	$0.89	$1.84
Weighted-average shares outstanding:
Basic	99.1	98.2	98.8	99.1
Diluted	99.5	98.7	99.8	100.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Net income	$59.9	$86.5	$89.2	$184.7
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(0.2) and $(0.4) for the three months ended June 30, 2023 and 2022, respectively, and $(0.2) and $(0.4) for the six months ended June 30, 2023 and 2022, respectively	1.6	(31.9)	14.8	(27.5)
Unrealized loss on derivatives, net of income taxes of $(0.1) and $— for the three months ended June 30, 2023 and 2022, respectively, and $(0.1) and $— for the six months ended June 30, 2023 and 2022, respectively	(0.6)	(1.2)	(2.6)	(3.8)
Total other comprehensive income (loss)	1.0	(33.1)	12.2	(31.3)
Total comprehensive income	$60.9	$53.4	$101.4	$153.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in millions)
Cash flows from operating activities:
Net income	$89.2	$184.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.7	58.6
Share-based compensation expenses	22.0	26.1
Non-cash interest expense	3.6	3.3
Deferred income taxes	(8.4)	7.6
Inventory write-downs	16.9	16.6
Foreign exchange transaction loss (gain)	1.0	(0.7)
Other	3.4	(8.7)
Changes in operating assets and liabilities:
Receivables	(16.6)	(19.3)
Inventories	50.7	(15.3)
Prepaid expenses and other current assets	(17.5)	(23.0)
Accounts payable	(0.8)	10.2
Royalty overrides	(21.3)	(9.5)
Other current liabilities	15.3	(13.4)
Other	(12.4)	12.1
Net cash provided by operating activities	181.8	229.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(68.6)	(75.9)
Other	0.1	0.1
Net cash used in investing activities	(68.5)	(75.8)
Cash flows from financing activities:
Borrowings from senior secured credit facility	71.0	159.0
Principal payments on senior secured credit facility and other debt	(146.7)	(173.7)
Debt issuance costs	(1.8)	—
Share repurchases	(9.4)	(146.5)
Other	1.6	2.2
Net cash used in financing activities	(85.3)	(159.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.0	(15.0)
Net change in cash, cash equivalents, and restricted cash	31.0	(20.5)
Cash, cash equivalents, and restricted cash, beginning of period	516.3	610.4
Cash, cash equivalents, and restricted cash, end of period	$547.3	$589.9

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2022 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K. Operating results for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement- Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation- Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 − General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which among various updates, includes (1) clarification on comprehensive income presentation for registrants having more than one class of common stock and (2) more specifically, clarifies language on considering the impact of material non-public information over share-based payment transactions, such as spring-loaded grants, when a) estimating the expected volatility for valuation purposes and b) calculating the fair value of the share based payment transactions to take into account a minimum amount of factors, including the current price of underlying shares. In addition, this ASU, also describes disclosure requirements for share-based payment transactions relating to these types of spring-loaded grant arrangements. This ASU does not provide any new guidance so there is no transition or effective date associated with this ASU which did not have a material impact on the Company's condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $66.7 million and $52.4 million as of June 30, 2023 and December 31, 2022, respectively. Substantially all credit card receivables were current as of June 30, 2023 and December 31, 2022. The Company recorded bad-debt expense related to allowances for the Company’s receivables of less than $0.1 million and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company’s allowance for doubtful accounts was $1.7 million and $2.1 million, respectively. As of June 30, 2023 and December 31, 2022, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2023, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2022 and any remaining such balance was not material as of June 30, 2023. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $1.8 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2023, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $1.2 million and $1.8 million during the three months ended June 30, 2023 and 2022, respectively, and $10.1 million and $14.9 million during the six months ended June 30, 2023 and 2022, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$526.6	$508.0
Restricted cash included in Prepaid expenses and other current assets	15.8	2.5
Restricted cash included in Other assets	4.9	5.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$547.3	$516.3

The majority of the Company’s consolidated restricted cash held by certain of its foreign entities consists of cash deposits that are required due to the business operating requirements in those jurisdictions. In addition, as of June 30, 2023, the Company's consolidated restricted cash also includes $12.5 million in deposits into an escrow account in the U.S. for the class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. See Note 5, Contingencies, for further information.

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

The following are the major classes of inventory:

	June 30, 2023	December 31, 2022
	(in millions)
Raw materials	$84.2	$83.1
Work in process	9.4	7.0
Finished goods	431.5	490.6
Total	$525.1	$580.7

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Borrowings under senior secured credit facility, carrying value	$897.3	$971.3
2.625% convertible senior notes due 2024, carrying value	261.7	261.2
4.250% convertible senior notes due 2028, carrying value	269.8	269.1
7.875% senior notes due 2025, carrying value	596.3	595.6
4.875% senior notes due 2029, carrying value	594.0	593.6
Other	3.2	1.2
Total	2,622.3	2,692.0
Less: current portion	295.8	29.5
Long-term portion	$2,326.5	$2,662.5

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of June 30, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company’s prior senior secured credit facility.

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

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025, or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of June 30, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the first quarter of 2020.

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

During the second quarter of 2023, the Company amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR, in connection with the discontinuation of LIBOR as of June 30, 2023. Following the transition, borrowings utilizing SOFR under the 2018 Credit Facility will use the “Adjusted Term SOFR”, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively. The Company incurred approximately $1.1 million of debt issuance costs in connection with these amendments. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as modifications of the 2018 Credit Facility. Of the $1.1 million of debt issuance costs, approximately $1.0 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.1 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2023.

Through June 30, 2023, under the 2018 Credit Facility, borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility bore interest at, depending on the Company’s total leverage ratio, either the eurocurrency rate plus a margin of between 1.75% and 2.25% or the base rate plus a margin of between 0.75% and 1.25%. Additionally, borrowings under the 2018 Term Loan B bore interest at either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The eurocurrency rate was based on adjusted LIBOR and was subject to a floor of 0.00%. The base rate represented the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate quoted by The Wall Street Journal, and was subject to a floor of 1.00%.

Beginning July 1, 2023, the borrowings utilizing SOFR under both the 2018 Term Loan A and 2018 Revolving Credit Facility, will now bear interest at, depending on the Company’s total leverage ratio, either the Adjusted Term SOFR plus a margin of between 1.75% and 2.25%, or the base rate plus a margin of between 0.75% and 1.25%. The applicable margin may also be subject to certain premiums or discounts tied to criteria determined by certain sustainability targets, as described above. Borrowings utilizing SOFR under the 2018 Term Loan B will bear interest at either, the Adjusted Term SOFR plus a margin of 2.50%, or the base rate plus a margin of 1.50%. The Adjusted Term SOFR is also subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal and continues to be subject to a floor of 1.00%. The transition to Adjusted Term SOFR did not affect the margins previously applied to LIBOR or the base rate, as described further above. The Company will continue to be required to pay a commitment fee on the 2018 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest continues to be due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2023 and December 31, 2022, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

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

As of June 30, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.21% and 4.08%, respectively.

During the six months ended June 30, 2023, the Company borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $145.5 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the six months ended June 30, 2022, the Company borrowed an aggregate amount of $159.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $173.5 million on amounts outstanding under the 2018 Credit Facility, which included $159.0 million of repayments on amounts outstanding under the Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $901.2 million and $975.7 million, respectively. Of the $901.2 million outstanding under the 2018 Credit Facility as of June 30, 2023, $246.8 million was outstanding under the 2018 Term Loan A and $654.4 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of June 30, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2023 and December 31, 2022.

During the three months ended June 30, 2023 and 2022, the Company recognized $18.1 million and $9.4 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $35.2 million and $16.9 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.2 million and $0.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A are determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2023 and December 31, 2022, the carrying value of the 2018 Term Loan A was $246.0 million and $257.0 million, respectively, and the fair value was approximately $239.4 million and $250.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2023 and December 31, 2022, the carrying amount of the 2018 Term Loan B was $651.3 million and $654.3 million, respectively, and the fair value was approximately $634.7 million and $638.8 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $60.0 million as of December 31, 2022 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of June 30, 2023.

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

As of June 30, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt issuance costs were $0.8 million, and the carrying amount was $261.7 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt issuance costs were $1.3 million, and the carrying amount was $261.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $254.9 million and $243.3 million as of June 30, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2023 and 2022, the Company recognized $2.0 million and $4.1 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.2 million and $0.6 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $3.8 million and $8.3 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.5 million and $1.1 million, respectively, relating to amortization of debt issuance costs.

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

As of June 30, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $7.7 million, and the carrying amount was $269.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $8.4 million, and the carrying amount was $269.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $289.7 million and $305.4 million as of June 30, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2023, the Company recognized $3.3 million of interest expense relating to the 2028 Convertible Notes, which included $0.4 million relating to non-cash interest expense relating to amortization of debt issuance costs. During the six months ended June 30, 2023, the Company recognized $6.6 million, of interest expense relating to the 2028 Convertible Notes, which included $0.7 million relating to non-cash interest expense relating to amortization of debt issuance costs.

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

As of June 30, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $3.7 million, and the carrying amount was $596.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.4 million, and the carrying amount was $595.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $551.9 million and $534.4 million as of June 30, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2023 and 2022, the Company recognized $12.2 million and $12.1 million, respectively, of interest expense relating to the 2025 Notes, which included $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $24.4 million and $24.3 million, respectively, of interest expense relating to the 2025 Notes, which included $0.8 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

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

As of June 30, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.0 million, and the carrying amount was $594.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.4 million, and the carrying amount was $593.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $427.5 million and $412.5 million as of June 30, 2023 and December 31, 2022, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2023 and 2022, the Company recognized $7.6 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $15.1 million and $15.0 million, respectively, of interest expense relating to the 2029 Notes, which included $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $41.1 million and $33.2 million for the three months ended June 30, 2023 and 2022, respectively, and $82.9 million and $64.6 million for the six months ended June 30, 2023 and 2022, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2023, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2023	$14.9
2024	300.1
2025	1,451.8
2026	0.1
2027	—
Thereafter	877.5
Total	$2,644.4

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2023, the Company had $41.0 million of issued but undrawn letters of credit or similar arrangements.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2023, the Company had $19.5 million of Mexico VAT-related assets, of which $11.5 million was recognized in prepaid expenses and other current assets and $8.0 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

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

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $11.7 million, translated at the June 30, 2023 spot rate. The Company is currently litigating these assessments and has issued a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $33.1 million, translated at the June 30, 2023 spot rate, relating to various ICMS issues for its 2013 tax year. During August 2017, for the State of São Paulo, the Company received an assessment in the aggregate amount of approximately $12.3 million, translated at the June 30, 2023 spot rate, relating to various ICMS issues for its 2014 tax year. The Company is appealing both of these assessments and they are currently at the Third Level Administrative Court. During September 2018, for the State of Rio de Janeiro, the Company received an assessment in the aggregate amount of approximately $7.3 million, translated at the June 30, 2023 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is about to commence in the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $12.7 million, translated at the June 30, 2023 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $3.7 million, translated at the June 30, 2023 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.5 million, translated at the June 30, 2023 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017 and 2018 and the Company has received assessments for tax and interest of approximately $17.7 million and $17.2 million for those respective years, translated at the June 30, 2023 spot rate. These assessments are subject to penalty adjustments. The Company is currently litigating these cases. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period was approximately $25 million. The Company paid the assessment in order to litigate the case and had previously recognized these payments in other assets within its consolidated balance sheet as of December 31, 2021. The Company lodged a first-level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. In November 2018, the Company received an unfavorable decision from the National Tax Tribunal of Korea. In February 2019, the Company submitted an appeal to the Seoul Administrative Court. On February 17, 2021, the Seoul Administrative Court issued a verdict in favor of the Company. On March 10, 2021, the Korea Customs Service filed an appeal to the High Court against the verdict. In May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments where the Supreme Court declined the Company's appeal but upheld the favorable verdict that was issued by the High Court. Therefore, despite the existing customs assessment being nullified the Korea Customs Service can still issue a new assessment to the Company for the same period. In October 2022, the Korea Customs service refunded the approximately $25 million assessed amount to the Company since the assessment had been nullified by the Courts and the Company reduced its other assets within its consolidated balance sheet by the same corresponding amount. The Korea Customs Service audited the importation activities of Herbalife Korea for the period May 2013 through December 2013. The total assessment for the audit period is $8.8 million, translated at the June 30, 2023 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2023. In March 2023, the Seoul Administrative Court issued a verdict in favor of the Company on narrow technical grounds. In April 2023, the Korea Customs Service filed an appeal to the High Court against the verdict and the case continues to be litigated. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2014 through December 2014. The total assessment for the audit period is $13.6 million, translated at the June 30, 2023 spot rate. The Company paid the assessment in September 2020 and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2023. The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2015 through December 2017. The total assessment for the audit period is $11.1 million, translated at the June 30, 2023 spot rate. The Company has paid the assessment and has recognized this payment in other assets within its condensed consolidated balance sheet as of June 30, 2023. The Company is currently litigating these two assessments at the Seoul Administrative Court. The Company disagrees with the assertions made in all of these assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of June 30, 2023, this amount has been adequately reserved for within the Company’s condensed consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing took place on October 24, 2022, and the U.S. District Court for the Central District of California granted preliminary approval on April 6, 2023. Per the terms of the agreement, Herbalife established a settlement fund and deposited $12.5 million into an escrow account on April 19, 2023, which was included in prepaid expenses and other current assets within its consolidated balance sheet as of June 30, 2023. The final approval hearing is set for October 16, 2023.

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. The Company believes the defendant’s counterclaims are without merit and will vigorously defend itself while pursuing relief for its own claims. Summary judgment motions have been filed, but not yet ruled upon. The current trial date for the action is March 12, 2024. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

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

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Net sales:
Primary Reporting Segment	$1,226.0	$1,289.0	$2,410.4	$2,519.2
China	88.0	103.7	155.7	209.3
Total net sales	$1,314.0	$1,392.7	$2,566.1	$2,728.5
Contribution margin(1):
Primary Reporting Segment	$507.6	$534.1	$990.1	$1,038.5
China	75.1	89.9	130.1	180.4
Total contribution margin	$582.7	$624.0	$1,120.2	$1,218.9
Selling, general, and administrative expenses(1)	460.5	470.0	936.4	924.9
Other operating income	(1.2)	(1.8)	(10.1)	(14.9)
Interest expense, net	38.4	31.7	77.8	61.4
Income before income taxes	85.0	124.1	116.1	247.5
Income taxes	25.1	37.6	26.9	62.8
Net income	$59.9	$86.5	$89.2	$184.7

(1)
Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $44.5 million and $52.2 million for the three months ended June 30, 2023 and 2022, respectively, and $78.2 million and $106.4 million for the six months ended June 30, 2023 and 2022, respectively.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Net sales:
United States	$295.3	$333.5	$584.5	$650.6
India	189.4	163.6	368.0	315.6
Mexico	138.5	123.9	266.3	242.3
China	88.0	103.7	155.7	209.3
Others	602.8	668.0	1,191.6	1,310.7
Total net sales	$1,314.0	$1,392.7	$2,566.1	$2,728.5

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2022 10-K. During the six months ended June 30, 2023, the Company granted restricted stock units subject to service conditions and stock appreciation rights, or SARs, subject to service conditions.

Share-based compensation expense amounted to $11.2 million and $13.7 million for the three months ended June 30, 2023 and 2022, respectively, and $22.0 million and $26.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the total unrecognized compensation cost related to all non-vested stock awards was $102.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the six months ended June 30, 2023:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2022(2)	3,074	$24.21	4.6 years	$0.3
Granted	1,094	$14.90
Exercised	(7)	$15.22
Forfeited(3)	(266)	$28.61
Outstanding as of June 30, 2023(2)	3,895	$21.31	5.9 years	$—
Exercisable as of June 30, 2023(4)	2,017	$27.46	2.4 years	$—
Vested and expected to vest as of June 30, 2023(4)	3,834	$21.42	5.8 years	$—

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 0.7 million and 0.8 million performance condition SARs as of June 30, 2023 and December 31, 2022, respectively.
(3)
Includes 0.1 million performance condition SARs
(4)
Includes 0.7 million performance condition SARs

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2023 was $6.09. There were no SARs granted during the three months ended June 30, 2022. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2023 was $6.71. There were no SARs granted during the six months ended June 30, 2022. There were no SARs exercised during the three months ended June 30, 2023. The total intrinsic value of SARs exercised during the three months ended June 30, 2022 was $0.1 million. The total intrinsic value of SARs exercised during the six months ended June 30, 2023 and 2022 was less than $0.1 million and $0.4 million, respectively.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022(1)	4,538	$33.14
Granted	3,691	$13.80
Vested	(1,173)	$37.82
Forfeited	(347)	$27.92
Outstanding and nonvested as of June 30, 2023(1)	6,709	$21.95
Expected to vest as of June 30, 2023(2)	6,101	$20.55

(1)
Includes 520,138 performance-based restricted stock units as of both June 30, 2023 and December 31, 2022, which represents the maximum amount that can vest.
(2)
Includes 68,300 performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended June 30, 2023 and 2022 was $2.8 million and $1.1 million, respectively. The total vesting date fair value of restricted stock units which vested during the six months ended June 30, 2023 and 2022 was $22.8 million and $33.5 million, respectively.

8. Income Taxes

Income taxes were $25.1 million and $37.6 million for the three months ended June 30, 2023 and 2022, respectively, and $26.9 million and $62.8 million for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate was 29.5% and 30.3% for the three months ended June 30, 2023 and 2022, respectively, and 23.2% and 25.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in benefits from discrete events, partially offset by changes in the geographic mix of the Company's income.

As of June 30, 2023, the total amount of unrecognized tax benefits, including related interest and penalties, was $67.8 million. If the total amount of unrecognized tax benefits was recognized, $45.4 million of unrecognized tax benefits, $15.8 million of interest, and $3.2 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.5 million within the next twelve months. Of this possible decrease, $9.6 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engaged in an interest rate hedging strategy for which the hedged transactions were forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company's total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense, net within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, the Company recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

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

As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $50.5 million and $70.6 million, respectively. As of June 30, 2023, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2023, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $4.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2023 and December 31, 2022.

As of both June 30, 2023 and December 31, 2022, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of June 30, 2023, the Company had aggregate notional amounts of approximately $412.8 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2023 and 2022 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(2.3)	$(1.4)	$(6.9)	$(4.3)
Interest rate swaps	—	0.1	—	0.4

As of June 30, 2023, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.1 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2023			June 30, 2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$301.6	$460.5	$38.4	$315.8	$470.0	$31.7

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(1.4)	—	—	(0.8)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.1)	—	—	(1.2)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	0.7	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	—	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2023			June 30, 2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$600.2	$936.4	$77.8	$622.9	$924.9	$61.4

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(4.3)	—	—	(0.8)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.5)	—	—	(2.8)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	—	0.9	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	—	—

Interest rate swaps:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	—	—	0.3	—	—	(0.2)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2023 and 2022:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(1.5)	$0.1	$(5.0)	$(0.4)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2023 and December 31, 2022.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2023	$0.1	$191.3	$(239.0)	$(1,175.2)	$(1,222.8)
Issuance of 0.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.0			1.0
Additional capital from share-based compensation		11.2			11.2
Repurchases of less than 0.1 common shares	—	(0.7)		—	(0.7)
Net income				59.9	59.9
Foreign currency translation adjustment, net of income taxes of $(0.2)			1.6		1.6
Unrealized loss on derivatives, net of income taxes of $(0.1)			(0.6)		(0.6)
Balance as of June 30, 2023	$0.1	$202.8	$(238.0)	$(1,115.3)	$(1,150.4)

	Three Months Ended June 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2022	$0.1	$(328.9)	$173.0	$(210.0)	$(1,087.5)	$(1,453.3)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		1.1			1.1
Additional capital from share-based compensation			13.7			13.7
Repurchases of 1.1 common shares	—		(2.0)		(28.3)	(30.3)
Net income					86.5	86.5
Foreign currency translation adjustment, net of income taxes of $(0.4)				(31.9)		(31.9)
Unrealized loss on derivatives, net of income taxes of $—				(1.2)		(1.2)
Balance as of June 30, 2022	$0.1	$(328.9)	$185.8	$(243.1)	$(1,029.3)	$(1,415.4)

Changes in shareholders’ deficit for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2022	$0.1	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)
Issuance of 1.5 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.5			1.5
Additional capital from share-based compensation		22.0			22.0
Repurchases of 0.5 common shares	—	(9.4)		—	(9.4)
Net income				89.2	89.2
Foreign currency translation adjustment, net of income taxes of $(0.2)			14.8		14.8
Unrealized loss on derivatives, net of income taxes of $(0.1)			(2.6)		(2.6)
Balance as of June 30, 2023	$0.1	$202.8	$(238.0)	$(1,115.3)	$(1,150.4)

	Six Months Ended June 30, 2022
	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2021	$0.1	$(328.9)	$318.1	$(211.8)	$(1,169.0)	$(1,391.5)
Issuance of 1.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		2.2			2.2
Additional capital from share-based compensation			26.1			26.1
Repurchases of 4.1 common shares	—		(23.9)		(122.6)	(146.5)
Net income					184.7	184.7
Foreign currency translation adjustment, net of income taxes of $(0.4)				(27.5)		(27.5)
Unrealized loss on derivatives, net of income taxes of $—				(3.8)		(3.8)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of June 30, 2022	$0.1	$(328.9)	$185.8	$(243.1)	$(1,029.3)	$(1,415.4)

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced the Company’s prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2023, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was approximately $985.5 million.

During the six months ended June 30, 2023, the Company did not repurchase any of its common shares through open-market purchases. During the six months ended June 30, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2023 and 2022, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For the six months ended June 30, 2023 and 2022, the Company’s share repurchases, inclusive of transaction costs, were zero and $131.8 million, respectively, under the Company’s share repurchase programs, and $9.4 million and $14.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the six months ended June 30, 2023 and 2022, the Company’s total share repurchases, including shares withheld for tax purposes, were $9.4 million and $146.5 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2023 and 2022:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2023			June 30, 2022
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(235.0)	$(4.0)	$(239.0)	$(207.2)	$(2.8)	$(210.0)
Other comprehensive income (loss) before reclassifications, net of tax	1.6	(2.3)	(0.7)	(31.9)	(1.3)	(33.2)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.7	1.7	—	0.1	0.1
Total other comprehensive income (loss), net of reclassifications	1.6	(0.6)	1.0	(31.9)	(1.2)	(33.1)
Ending balance	$(233.4)	$(4.6)	$(238.0)	$(239.1)	$(4.0)	$(243.1)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended June 30, 2023 and 2022.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.2 million for foreign currency translation adjustments for the three months ended June 30, 2023. Amounts reclassified from accumulated other comprehensive loss to income was net of tax benefit of $0.1 million for unrealized gain (loss) on derivatives for the three months ended June 30, 2023.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.4 million for foreign currency translation adjustments for the three months ended June 30, 2022.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2023 and 2022:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2023			June 30, 2022
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(248.2)	$(2.0)	$(250.2)	$(211.6)	$(0.2)	$(211.8)
Other comprehensive income (loss) before reclassifications, net of tax	14.8	(7.0)	7.8	(27.5)	(3.9)	(31.4)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	4.4	4.4	—	0.1	0.1
Total other comprehensive income (loss), net of reclassifications	14.8	(2.6)	12.2	(27.5)	(3.8)	(31.3)
Ending balance	$(233.4)	$(4.6)	$(238.0)	$(239.1)	$(4.0)	$(243.1)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the six months ended June 30, 2023 and 2022.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.2 million for foreign currency translation adjustments for the six months ended June 30, 2023. Amounts reclassified from accumulated other comprehensive loss to income was net of tax benefit of $0.1 million for unrealized gain (loss) on derivatives for the six months ended June 30, 2023.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.4 million for foreign currency translation adjustments for the six months ended June 30, 2022.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Weighted-average shares used in basic computations	99.1	98.2	98.8	99.1
Dilutive effect of exercise of equity grants outstanding	0.4	0.5	0.7	1.1
Dilutive effect of 2028 Convertible Notes	—	—	0.3	—
Weighted-average shares used in diluted computations	99.5	98.7	99.8	100.2

There were an aggregate of 6.0 million and 5.4 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended June 30, 2023 and 2022, respectively, and an aggregate of 5.5 million and 3.7 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the six months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the three and six months ended June 30, 2023 and 2022, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2023 and 2022. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three months ended June 30, 2023, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended June 30, 2023. The dilutive impact for the six months ended June 30, 2023 is 0.3 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. Interest rate swaps were valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2023 and December 31, 2022:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2023	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2022	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$1.5	Prepaid expenses and other current assets
Interest rate swaps	—	0.3	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	0.6	1.1	Prepaid expenses and other current assets
	$0.7	$2.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.9	$3.2	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.2	2.8	Other current liabilities
	$8.1	$6.0

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2023
Foreign exchange currency contracts	$0.7	$(0.5)	$0.2
Total	$0.7	$(0.5)	$0.2
December 31, 2022
Foreign exchange currency contracts	$2.6	$(2.4)	$0.2
Interest rate swaps	0.3	—	0.3
Total	$2.9	$(2.4)	$0.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2023
Foreign exchange currency contracts	$8.1	$(0.5)	$7.6
Total	$8.1	$(0.5)	$7.6
December 31, 2022
Foreign exchange currency contracts	$6.0	$(2.4)	$3.6
Total	$6.0	$(2.4)	$3.6

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2023 and December 31, 2022, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.
13. Transformation Program

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $62.4 million through June 30, 2023, of which $10.1 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and $37.4 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of at least $75.0 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. Since the Transformation Program is still ongoing and is expected to be completed in 2024, these estimated amounts are preliminary and based on Management's estimates and actual results could differ from such estimates.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	Cumulative costs incurred to date as of June 30, 2023
	(in millions)
Professional fees	$2.0	$2.2	$4.1	$3.1	$21.0
Retention and separation	7.9	1.0	33.1	1.7	40.9
Other	0.2	—	0.2	—	0.5
Total	$10.1	$3.2	$37.4	$4.8	$62.4

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2022	$0.6	$3.2	$—	$3.8
Expenses	4.1	33.1	0.2	37.4
Cash payments	(4.0)	(31.0)	(0.2)	(35.2)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2023	$0.7	$5.3	$—	$6.0

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $42.3 million and $39.4 million and deferred tax assets of $146.6 million and $131.6 million as of June 30, 2023 and December 31, 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Accrued compensation	$107.0	$108.3
Accrued service fees to China independent service providers	32.3	33.0
Accrued advertising, events, and promotion expenses	62.2	65.0
Current operating lease liabilities	37.3	37.4
Advance sales deposits	73.2	53.9
Income taxes payable	10.5	12.5
Other accrued liabilities	205.9	203.9
Total	$528.4	$514.0

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $64.7 million and $61.1 million and deferred income tax liabilities of $22.6 million and $19.0 million as of June 30, 2023 and December 31, 2022, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

While we continue to monitor the current global financial environment, including the impacts of the inflation, foreign exchange rate fluctuations, the war in Ukraine, and lingering COVID-19 pandemic, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures, other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can also impact our financial condition, results of operations and liquidity. Many regions are seeing significant inflation, which can impact both our cost structures and our pricing. Effective June 2022 we instituted a 10% price increase in most of our geographic markets across all product lines, most remaining markets instituted a similar increase effective during the third quarter of 2022. We have also instituted other more localized price increases to address region or market-specific conditions. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of June 30, 2023.

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

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of the 2022 10-K for a further discussion of risks related to these matters.

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

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	% Change	June 30, 2023	June 30, 2022	% Change
	(Volume Points in millions)
North America	313.4	397.2	(21.1)%	627.9	800.3	(21.5)%
Latin America	258.5	310.9	(16.9)%	529.9	630.6	(16.0)%
EMEA	331.2	354.9	(6.7)%	645.5	746.6	(13.5)%
Asia Pacific	530.5	579.5	(8.5)%	1,035.7	1,098.0	(5.7)%
China	62.6	69.8	(10.3)%	111.2	136.7	(18.7)%
Worldwide	1,496.2	1,712.3	(12.6)%	2,950.2	3,412.2	(13.5)%

Volume Points decreased 12.6% and 13.5% for the three and six months ended June 30, 2023, respectively, after having decreased 9.1% and 8.0%, respectively, for the same periods in 2022. North America’s Volume Point decrease for 2023 continues to reflect lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses. Latin America’s greater Volume Point decreases for 2023 versus 2022 are due, we believe, to the cumulative adverse impact of difficult economic conditions including inflationary impacts on Members’ operations as well as political and social instability in certain markets. EMEA’s Volume Point lesser decrease for 2023 compared to 2022 reflects lower levels of new Members as, we believe, Members work to re-establish pre-pandemic face-to-face approaches for their businesses, inflationary pressure on customer demand, as well as political and economic uncertainty across certain markets in the region. The Asia Pacific region saw a year-over-year Volume Point decline versus growth for the 2022 period. Although the India market, the largest in the region, once again achieved growth, the growth was less than the prior year and was more than offset by declines elsewhere in the region, particularly Vietnam, Indonesia, Korea, and Malaysia, due in part, we believe, to weak economic climate and inflationary pressure and to lower levels of recruiting of new Members as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods. China saw continuing but lesser Volume Point decreases for 2023. This trend reflects, we believe, our Members continue to adjust their business approaches to a confluence of factors, including changes we have made for our business and external conditions. Also, a surge of COVID cases late in 2022 that had an adverse effect on our results, we believe, into the beginning of the first quarter of 2023, has now eased.

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

Summary Financial Results

Net sales were $1,314.0 million and $2,566.1 million for the three and six months ended June 30, 2023, respectively. Net sales decreased $78.7 million, or 5.7%, and $162.4 million, or 6.0%, for the three and six months ended June 30, 2023 as compared to the same periods in 2022. In local currency, net sales decreased 4.2% and 3.4% for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The 5.7% decrease in net sales for the three months ended June 30, 2023 was primarily driven by a decrease in sales volume, as indicated by a 12.6% decrease in Volume Points, a 1.5% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.0% unfavorable impact of sales mix, partially offset by a 10.9% favorable impact of price increases. The 6.0% decrease in net sales for the six months ended June 30, 2023 was primarily driven by a decrease in sales volume, as indicated by a 13.5% decrease in Volume Points, a 2.6% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.6% unfavorable impact of sales mix, partially offset by a 11.8% favorable impact of price increases.

Net income was $59.9 million, or $0.60 per diluted share, and $89.2 million, or $0.89 per diluted share, for the three and six months ended June 30, 2023, respectively. Net income decreased $26.6 million, or 30.8%, and $95.5 million, or 51.7%, for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The decrease in net income for the three months ended June 30, 2023 was mainly due to $41.3 million lower contribution margin driven by lower net sales, and $6.7 million higher interest expense, net; partially offset by $12.5 million lower income taxes and $9.5 million lower selling, general, and administrative expenses. The decrease in net income for the six months ended June 30, 2023 was mainly due to $98.7 million lower contribution margin driven by lower net sales, $16.4 million higher interest expense, net, and $11.5 million higher selling, general, and administrative expenses; partially offset by $35.9 million lower income taxes.

Net income for the three months ended June 30, 2023 included a $10.1 million pre-tax unfavorable impact ($7.6 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; and a $7.0 million pre-tax unfavorable impact ($6.5 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

Net income for the six months ended June 30, 2023 included a $37.4 million pre-tax unfavorable impact ($28.9 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; and a $10.5 million pre-tax unfavorable impact ($9.8 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2023 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2022 included a $5.4 million pre-tax unfavorable impact ($4.2 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; a $3.2 million pre-tax unfavorable impact ($2.9 million post-tax) of Transformation Program expenses, primarily relating to professional fees; and a $1.6 million pre-tax unfavorable impact ($1.2 million post-tax) from expenses related to the COVID-19 pandemic.

Net income for the six months ended June 30, 2022 included a $5.4 million pre-tax unfavorable impact ($4.2 million post-tax) relating to the Russia-Ukraine conflict, primarily from sales centers termination and other related costs in Russia; a $4.8 million pre-tax unfavorable impact ($4.3 million post-tax) of Transformation Program expenses, primarily relating to professional fees; and a $3.3 million pre-tax unfavorable impact ($2.6 million post-tax) from expenses related to the COVID-19 pandemic.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.0	22.7	23.4	22.8
Gross profit	77.0	77.3	76.6	77.2
Royalty overrides(1)	32.7	32.5	32.9	32.5
Selling, general, and administrative expenses(1)	35.0	33.7	36.5	33.9
Other operating income	(0.1)	(0.1)	(0.4)	(0.5)
Operating income	9.4	11.2	7.6	11.3
Interest expense, net	2.9	2.3	3.1	2.2
Income before income taxes	6.5	8.9	4.5	9.1
Income taxes	1.9	2.7	1.0	2.3
Net income	4.6%	6.2%	3.5%	6.8%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,226.0 million and $2,410.4 million for the three and six months ended June 30, 2023, respectively, representing a decrease of $63.0 million, or 4.9%, and $108.8 million, or 4.3%, as compared to the same periods in 2022. In local currency, net sales decreased 3.7% and 2.0% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 4.9% decrease in net sales for the three months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 12.7% decrease in Volume Points, a 1.2% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.0% unfavorable impact of sales mix, partially offset by a 11.5% favorable impact of price increases. The 4.3% decrease in net sales for the six months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 13.3% decrease in Volume Points, a 2.3% unfavorable impact of fluctuations in foreign currency exchange rates, and a 1.1% unfavorable impact of sales mix, partially offset by a 12.5% favorable impact of price increases.

For a discussion of China’s net sales for the three and six months ended June 30, 2023, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $507.6 million, or 41.4% of net sales, and $990.1 million, or 41.1% of net sales, for the three and six months ended June 30, 2023, respectively, representing a decrease of $26.5 million, or 5.0%, and $48.4 million, or 4.7%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 5.0% decrease in contribution margin for the three months ended June 30, 2023 was primarily the result of a 12.7% unfavorable impact of volume decreases, a 2.9% unfavorable impact of foreign currency fluctuations, a 3.8% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, and a 4.6% unfavorable impact of sales mix, partially offset by an 18.9% favorable impact of price increases. The 4.7% decrease in contribution margin for the six months ended June 30, 2023 was primarily the result of a 13.3% unfavorable impact of volume decreases, a 5.1% unfavorable impact of foreign currency fluctuations, a 4.5% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, and a 2.9% unfavorable impact of sales mix, partially offset by a 20.7% favorable impact of price increases.

China reported contribution margin of $75.1 million and $130.1 million for the three and six months ended June 30, 2023, representing a decrease of $14.8 million, or 16.5%, and $50.3 million, or 27.9%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 16.5% decrease in contribution margin for the three months ended June 30, 2023 was primarily the result of a 10.3% unfavorable impact of volume decreases, a 6.2% unfavorable impact of foreign currency fluctuations, and a 3.7% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, partially offset by 5.0% favorable impact of price increases. The 27.9% decrease in contribution margin for the six months ended June 30, 2023 was primarily the result of a 18.6% unfavorable impact of volume decreases, a 5.7% unfavorable impact of foreign currency fluctuations, a 4.8% unfavorable impact of sales mix, and a 2.5% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, partially offset by 4.3% favorable impact of price increases.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	% Change	June 30, 2023	June 30, 2022	% Change
	(Dollars in millions)
North America	$303.6	$343.5	(11.6)%	$600.8	$669.7	(10.3)%
Latin America	207.0	205.8	0.6%	412.5	407.1	1.3%
EMEA	289.6	289.0	0.2%	557.7	584.0	(4.5)%
Asia Pacific	425.8	450.7	(5.5)%	839.4	858.4	(2.2)%
China	88.0	103.7	(15.1)%	155.7	209.3	(25.6)%
Worldwide	$1,314.0	$1,392.7	(5.7)%	$2,566.1	$2,728.5	(6.0)%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2023 as compared to the same periods in 2022, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

Lingering impacts from the COVID-19 pandemic may continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. In addition, global inflationary pressures, supply chain challenges and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. We generally experience increased Member demand for our products ahead of the effective date of announced price increases. This increased Member demand can positively impact our current period net sales while having an adverse effect on our subsequent period net sales, which we sometimes refer to as a pull-forward effect. As described further below, we believe most of our geographic markets who instituted a 10% price increase, generally experienced such increased demand during the second quarter of 2022 ahead of the June 2022 price increase, affecting the 2023 versus 2022 period comparisons. Certain additional markets instituted this increase effective during the third quarter of 2022.We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures. See below for a more detailed discussion of each geographic region and individual market.

North America

The North America region reported net sales of $303.6 million and $600.8 million for the three and six months ended June 30, 2023, respectively. Net sales decreased $39.9 million, or 11.6%, and $68.9 million, or 10.3%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In local currency, net sales decreased 11.5% and 10.1% for the three and six months ended June 30, 2023, as compared to the same periods in 2022. The 11.6% decrease in net sales for the three months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 21.1% decrease in Volume Points, partially offset by a 9.6% favorable impact of price increases. The 10.3% decrease in net sales for the six months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 21.5% decrease in Volume Points, partially offset by a 11.6% favorable impact of price increases.

Net sales in the U.S. were $295.3 million and $584.5 million for the three and six months ended June 30, 2023, respectively. Net sales decreased $38.2 million, or 11.5%, and $66.1 million, or 10.2%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022.

Sales volumes declined for the second quarter and first half of 2023 compared to the 2022 prior year periods, respectively. Emerging from pandemic conditions, we have seen lower levels of new Members in the region as Members work to re-establish and evolve traditional face-to-face approaches for their businesses, while also maintaining online approaches. Inflationary pressures have also challenged some areas of customer demand. We are supporting Members with increased numbers of in-person events as well as targeted communications and sales incentives. The region implemented a 3.5% price increase during March 2023 and a 10% price increase during June 2022.

Latin America

The Latin America region reported net sales of $207.0 million and $412.5 million for the three and six months ended June 30, 2023, respectively. Net sales increased $1.2 million, or 0.6%, and $5.4 million, or 1.3%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, respectively. In local currency, net sales decreased 4.4% and 2.2% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 0.6% increase in net sales for the three months ended June 30, 2023 was due to a 13.6% favorable impact of price increases and a 5.0% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a decrease in sales volume, as indicated by a 16.9% decrease in Volume Points. The 1.3% increase in net sales for the six months ended June 30, 2023 was due to a 15.0% favorable impact of price increases and a 3.5% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a decrease in sales volume, as indicated by a 16.0% decrease in Volume Points.

Net sales in Mexico were $138.5 million and $266.3 million for the three and six months ended June 30, 2023, respectively. Net sales increased $14.6 million, or 11.8%, and $24.0 million, or 9.9%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In local currency, net sales decreased 1.3% and 1.5% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The fluctuation of foreign currency exchange rates had a favorable impact of $16.2 million and $27.6 million on net sales for the three and six months ended June 30, 2023, respectively. A volume decline was seen for the second quarter and first half of 2023 versus the 2022 periods, as well as continued declines in new Members. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support. We are supporting Members with promotions that encourage volume, even at lower levels, for newer Members. The market saw a 2% price increase during June 2023 and a 5% price increase during January 2023 following a 10% price increase during June 2022.

Other markets across the region also saw volume declines for the second quarter and first half of 2023 versus the 2022 periods. The region has seen difficult economic conditions as well as market-specific factors including political and social instability. Members are working toward re-establishing traditional face-to-face business operations after operating more virtually during the pandemic. Inflationary pressures in certain markets in the region have challenged our Members’ operations and customer demand. The sales volume declines in markets other than Mexico was greatest for Chile, Brazil, and Colombia. Promotional efforts within the region include increasing in-person activities, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products.

EMEA

The EMEA region reported net sales of $289.6 million and $557.7 million for the three and six months ended June 30, 2023, respectively. Net sales increased $0.6 million, or 0.2%, and decreased $26.3 million, or 4.5%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, respectively. In local currency, net sales increased 2.2% and decreased 0.3% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, respectively. The 0.2% increase in net sales for the three months ended June 30, 2023 was primarily due to an 13.1% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 6.7% decrease in Volume Points, a 2.0% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.3% unfavorable impact from sales mix. The 4.5% decrease in net sales for the six months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 13.5% decrease in Volume Points and a 4.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 13.1% favorable impact of price increases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Volumes declined across most EMEA markets for the second quarter and first half of 2023 as compared to the 2022 periods. Emerging from pandemic restrictions, we have seen fewer new distributors and preferred customers joining our business as Members transition back to traditional face-to-face business approaches or work to adopt hybrid approaches. Economic conditions across the region, including inflation in certain markets, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets for the second quarter and first half of 2023 as compared to the 2022 comparative periods were led by Russia, Spain, and Turkey, partially offset by increases in Kazakhstan. Our Russia entity had significant volume declines during the second quarter and first half of 2023 compared to the prior year comparative periods, respectively, due to the suspension of product shipments to our Russia entity. We anticipate product sales in Russia to cease during the third quarter as we expect our product inventory in Russia to be depleted. As a result, Russian Members purchasing products in Kazakhstan, among other neighboring markets, has led to an increase in volume in Kazakhstan. Turkey volumes during the first half of 2023 were adversely impacted, we believe, by a deadly earthquake in February 2023 that damaged some areas of the country, and Turkey’s net sales were also negatively impacted by the foreign currency fluctuations as a result of its highly inflationary economy.

Focus areas for Herbalife and our Members in the region include branding and promotions, strengthening the Nutrition Club DMO in certain markets, improving Member and customer technological interfaces, and other promotional initiatives to incentivize sales. The majority of the markets in the region instituted price increases to address market-specific conditions during the six months ended June 2023 and a 10% price increase during June 2022.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $425.8 million and $839.4 million for the three and six months ended June 30, 2023. Net sales decreased $24.9 million, or 5.5%, and $19.0 million, or 2.2%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In local currency, net sales decreased 1.3% and increased 3.3% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 5.5% decrease in net sales for the three months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 8.5% decrease in Volume Points, a 4.2% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.6% unfavorable impact of sales mix, partially offset by a 10.8% favorable impact of price increases. The 2.2% decrease in net sales for the six months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 5.7% decrease in Volume Points, a 5.6% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.8% unfavorable impact of sales mix, partially offset by a 11.6% favorable impact of price increases.

Net sales in India were $189.4 million and $368.0 million for the three and six months ended June 30, 2023, respectively. Net sales increased $25.8 million, or 15.8%, and $52.4 million, or 16.6%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, respectively. In local currency, net sales increased 23.3% and 25.8% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022, respectively. The fluctuation of foreign currency exchange rates had an unfavorable impact of $12.4 million and $29.0 million on net sales for the three and six months ended June 30, 2023, respectively. Sales volumes have increased in India in recent years as we continue to promote our brand, such as through sports sponsorships, expand our product line, increase the number of in-person events, strengthen the Preferred Customer program in the market, and make it easier for our Members to do business, such as by improving product access points and payment methods. The India market implemented a 14% price increase in September 2022 and had no price increases during the six months ended 2023.

Net sales in Vietnam were $66.1 million and $137.2 million for the three and six months ended June 30, 2023, respectively. Net sales decreased $8.4 million, or 11.3%, and $11.0 million, or 7.4%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In local currency, net sales decreased 9.7% and 4.9% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.2 million and $3.7 million on net sales for the three and six months ended June 30, 2023, respectively. Vietnam saw a sales volume decrease for the first half of 2023 versus the 2022 period. We believe, the impact of inflationary pressures, combined with a January 2023 increase in the local value added tax rate, may have also been contributing factors to the decline in Vietnam's net sales for the first half of 2023. The market implemented a 3% price increase in March 2023 and a 10% price increase in July 2022. Further, changes to direct-selling regulations in the market were approved by local government in April 2023; we continue to assess and monitor these regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets sales volume was down for the second quarter and first half of 2023 as compared to the 2022 periods, most significantly for Indonesia, South Korea, and Malaysia. Emerging from pandemic conditions, we are seeing lower levels of new Members for some markets as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods, and as Members’ Nutrition Club operations recover from pandemic disruption, rising interest rates, and inflationary pressure in certain markets. Our efforts in the region include promotional initiatives to incentivize sales and launching new products.

China

The China region reported net sales of $88.0 million and $155.7 million for the three and six months ended June 30, 2023, respectively. Net sales decreased $15.7 million, or 15.1%, and $53.6 million, or 25.6%, for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. In local currency, net sales decreased 10.0% and 20.4% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The 15.1% decrease in net sales for the three months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 10.3% decrease in Volume Points, a 1.6% unfavorable impact of sales mix, and a 5.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.3% favorable impact of price increases. The 25.6% decrease in net sales for the six months ended June 30, 2023 was primarily due to a decrease in sales volume, as indicated by a 18.7% decrease in Volume Points, a 4.1% unfavorable impact of sales mix, and a 5.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 3.7% favorable impact of price increases.

Sales volume declines of recent years for the China market continued, but lessened, in the second quarter and first half of 2023 versus the 2022 periods, a continuing result, we believe, of our Members being challenged to adjust their business approaches to a confluence of factors. These factors include increases we made during 2020 and 2021 to the requirements for sales representatives to be eligible to apply to be an independent service provider. In addition, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, continue to be below pre-pandemic levels. These meeting declines were initially driven by government regulatory constraints and subsequently by the constraints of COVID pandemic conditions. Steps to adjust to these changing conditions have included some Members establishing daily consumption-oriented Nutrition Clubs such as in other regions of the world, however in the near term these efforts have diverted from traditional business approaches. Also, a surge of COVID cases late in 2022 that had an adverse effect on our results, we believe, into the beginning of the first quarter of 2023, has now eased. China had a 5% price increase in August 2022 and had no price increases during the six months ended 2023.

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

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2023	June 30, 2022	% Change	June 30, 2023	June 30, 2022	% Change
	(Dollars in millions)
Weight Management	$742.8	$790.7	(6.1)%	$1,449.1	$1,552.5	(6.7)%
Targeted Nutrition	378.7	402.2	(5.8)%	744.6	792.3	(6.0)%
Energy, Sports, and Fitness	147.4	149.1	(1.1)%	283.1	281.8	0.5%
Outer Nutrition	21.5	23.1	(6.9)%	42.3	46.1	(8.2)%
Literature, Promotional, and Other(1)	23.6	27.6	(14.5)%	47.0	55.8	(15.8)%
Total	$1,314.0	$1,392.7	(5.7)%	$2,566.1	$2,728.5	(6.0)%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the majority of product categories decreased for the three and six months ended June 30, 2023 as compared to the same periods in 2022. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,012.4 million and $1,076.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1,965.9 million and $2,105.6 million for the six months ended June 30, 2023 and 2022, respectively. Gross profit as a percentage of net sales was 77.0% and 77.3% for the three months ended June 30, 2023 and 2022, respectively, or an unfavorable net decrease of 27 basis points, and 76.6% and 77.2% for the six months ended June 30, 2023 and 2022, respectively, or an unfavorable net decrease of 56 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2023 as compared to the same period in 2022 included unfavorable cost changes related to self-manufacturing and sourcing of 179 basis points primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume; the unfavorable impact of foreign currency fluctuations of 89 basis points; unfavorable changes in sales mix of 58 basis points; and unfavorable other cost changes of 20 basis points; partially offset by the favorable impact of price increases of 295 basis points; the favorable impact of cost changes of 16 basis points relating to lower outbound freight costs; and lower inventory write-downs of 8 basis points.

The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2023 as compared to the same period in 2022 included unfavorable cost changes related to self-manufacturing and sourcing of 199 basis points primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume; the unfavorable impact of foreign currency fluctuations of 119 basis points; unfavorable changes in sales mix of 48 basis points; unfavorable other cost changes of 18 basis points; and the unfavorable impact of higher inventory write-downs of 9 basis points; partially offset by the favorable impact of price increases of 326 basis points; and favorable cost changes of 11 basis points relating to lower outbound freight costs.

We expect our gross margin to continue to be negatively impacted in the remainder of 2023 primarily due to increased costs related to raw materials and manufacturing labor costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $429.7 million and $452.9 million for the three months ended June 30, 2023 and 2022, respectively, and $845.7 million and $886.7 million for the six months ended June 30, 2023 and 2022, respectively. Royalty overrides as a percentage of net sales were 32.7% and 32.5% for the three months ended June 30, 2023 and 2022, respectively, and 32.9% and 32.5% for the six months ended June 30, 2023 and 2022, respectively.

The increase in royalty overrides as a percentage of net sales for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $460.5 million and $470.0 million for the three months ended June 30, 2023 and 2022, respectively, and $936.4 million and $924.9 million for the six months ended June 30, 2023 and 2022, respectively. Selling, general, and administrative expenses as a percentage of net sales were 35.0% and 33.7% for the three months ended June 30, 2023 and 2022, respectively, and 36.5% and 33.9% for the six months ended June 30, 2023 and 2022, respectively.

The decrease in selling, general, and administrative expenses for the three months ended June 30, 2023 as compared to the same period in 2022 was driven by $7.7 million in lower service fees for China independent service providers due to lower sales in China, $6.8 million of favorable impact of changes in market value of deferred compensation assets, and $5.4 million of expenses related to Russia-Ukraine conflict in 2022; partially offset by $8.9 million in higher labor and benefits costs. The increase in labor and benefit costs was driven by the unfavorable impact of changes in market value of deferred compensation liabilities, higher employee bonus accrual, and higher employee retention and separation costs related to the Transformation Program; partially offset by savings on labor costs resulting from the Transformation Program.

The increase in selling, general, and administrative expenses for the six months ended June 30, 2023 as compared to the same period in 2022 was driven by $29.0 million in higher labor and benefits costs and $19.6 million in higher Member event and promotion costs, partially offset by $28.2 million in lower service fees for China independent service providers due to lower sales in China, and $11.5 million of favorable impact of changes in market value of deferred compensation assets. The increase in labor and benefit costs was driven by higher employee retention and separation costs related to the Transformation Program and the unfavorable impact of changes in market value of deferred compensation liabilities; partially offset by savings on labor cost resulting from the Transformation Program.

See Note 13, Transformation Program, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Operating Income

The $1.2 million of other operating income for the three months ended June 30, 2023 consisted of $1.2 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $1.8 million of other operating income for the three months ended June 30, 2022 consisted of $1.8 million of government grant income for China.

The $10.1 million of other operating income for the six months ended June 30, 2023 consisted of $10.1 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q). The $14.9 million of other operating income for the six months ended June 30, 2022 consisted of $14.9 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in millions)
Interest expense	$41.1	$33.2	$82.9	$64.6
Interest income	(2.7)	(1.5)	(5.1)	(3.2)
Interest expense, net	$38.4	$31.7	$77.8	$61.4

The increase in interest expense, net for the three and six months ended June 30, 2023 as compared to the same periods in 2022 was primarily due to an increase in our weighted-average interest rate, partially offset by a decrease in our overall weighted-average borrowings.

Income Taxes

Income taxes were $25.1 million and $37.6 million for the three months ended June 30, 2023 and 2022, respectively, and $26.9 million and $62.8 million for the six months ended June 30, 2023 and 2022, respectively. The effective income tax rate was 29.5% and 30.3% for the three months ended June 30, 2023 and 2022, respectively, and 23.2% and 25.4% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in benefits from discrete events, partially offset by changes in the geographic mix of our income.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $526.6 million cash and cash equivalents as of June 30, 2023 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2023 and December 31, 2022.

For the six months ended June 30, 2023, we generated $181.8 million of operating cash flow as compared to $229.3 million for the same period in 2022. The decrease in our operating cash flow was the result of $103.1 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, and $55.6 million of favorable changes in operating assets and liabilities. The $103.1 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Summary Financial Results above for further discussion) and higher interest expense, net; partially offset by lower income taxes. The $55.6 million of favorable changes in operating assets and liabilities was primarily the result of favorable changes in inventories, and other current liabilities primarily from favorable changes in accrued compensation; partially offset by unfavorable changes in other primarily from capitalized implementation costs of cloud-based hosting arrangements and unrecognized tax benefits. The favorable changes in accrued compensation was primarily from lower employee bonus payments in 2023.

Capital expenditures, including accrued capital expenditures, were $64.1 million and $85.1 million for the six months ended June 30, 2023 and 2022, respectively. The majority of these expenditures during the six months ended June 30, 2023 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our new $400 million multi-year Digital Technology Program, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $150 million to $200 million for the full year of 2023 which includes our new multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members. Based on our estimates, we expect our future capital expenditures to remain elevated during 2023, 2024, and 2025 as a result of our Digital Technology Program. The capital expenditures relating to this Digital Technology Program are separate to the Transformation Program described further below.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of at least $90 million with approximately more than half of these savings being realized in 2023 with the full amount being realized starting in 2024. We also expect to incur total pre-tax expenses of at least $75.0 million to realize these annual run-rate savings. We have already incurred total pre-tax expenses of approximately $62.4 million through June 30, 2023, of which $10.1 million and $3.2 million were incurred in the three months ended June 30, 2023 and 2022, respectively, and $37.4 million and $4.8 million were incurred in the six months ended June 30, 2023 and 2022, respectively, and recognized in selling, general, and administrative expenses within our condensed consolidated statements of income. In addition, we expect a total of $20 million to $25 million of related capital expenditures through 2024, primarily relating to technology, to support the Transformation Program. Since the Transformation Program is still ongoing and expected to be completed in 2024, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of June 30, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of June 30, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within our condensed consolidated statement of income during the first quarter of 2020.

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

During the second quarter of 2023, we amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR, in connection with the discontinuation of LIBOR as of June 30, 2023. Following the transition, borrowings utilizing SOFR under the 2018 Credit Facility will use the “Adjusted Term SOFR”, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively. We incurred approximately $1.1 million of debt issuance costs in connection with these amendments. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as modifications of the 2018 Credit Facility. Of the $1.1 million of debt issuance costs, approximately $1.0 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.1 million was recognized in interest expense, net within our condensed consolidated statement of income during the second quarter of 2023.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of June 30, 2023 and December 31, 2022, we were in compliance with our debt covenants under the 2018 Credit Facility.

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

During the six months ended June 30, 2023, we borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $145.5 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the six months ended June 30, 2022, we borrowed an aggregate amount of $159.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $173.5 million on amounts outstanding under the 2018 Credit Facility, which included $159.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $901.2 million and $975.7 million, respectively. Of the $901.2 million outstanding under the 2018 Credit Facility as of June 30, 2023, $246.8 million was outstanding under the 2018 Term Loan A and $654.4 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of June 30, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.21% and 4.08%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

Convertible Senior Notes due 2024

In March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. From time to time, we may also repurchase certain amounts of our 2024 Convertible Notes in the open market or privately negotiated transactions depending upon the market conditions, the interest rate environment, and upcoming maturity dates. The primary purpose of the issuance of the 2024 Convertible Notes was to repurchase a portion of the 2019 Convertible Notes.

In December 2021, we made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. In December 2022, we issued $277.5 million aggregate principal of new convertible senior notes due 2028 as described below, and subsequently used the proceeds, to repurchase $287.5 million of our existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. As of June 30, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2023, the total amount of our foreign subsidiary cash and cash equivalents was $412.3 million, of which $40.7 million was held in U.S. dollars. As of June 30, 2023, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $114.3 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we had no material off-balance sheet arrangements.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2023, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million.

During the six months ended June 30, 2023, we did not repurchase any of our common shares through open-market purchases. During the six months ended June 30, 2022, we repurchased approximately 3.7 million of our common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of June 30, 2023 and December 31, 2022, we had working capital of $130.6 million and $379.5 million, respectively, or a decrease of $248.9 million. The decrease was primarily due to a decrease in inventories, and an increase in the current portion of long-term debt primarily relating to our 2024 Convertible Notes, which mature in less than one year; partially offset by an increase in prepaid expenses and other current assets.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2023.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2023, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and six months ended June 30, 2023 and 2022.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward to $29.4 million and $31.5 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, we had goodwill of approximately $94.4 million and $93.2 million, respectively. The increase in goodwill during the six months ended June 30, 2023 was due to foreign currency translation adjustments. As of both June 30, 2023 and December 31, 2022, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and six months ended June 30, 2023 and 2022.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of these contracts outstanding were approximately $50.5 million and $70.6 million, respectively. As of June 30, 2023, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2023, we recorded assets at fair value of $0.1 million and liabilities at fair value of $4.9 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, we recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2023 and December 31, 2022.

As of both June 30, 2023 and December 31, 2022, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2023:

	Weighted-Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2023
Buy Chinese yuan sell U.S. dollar	7.08	$10.6	$(0.2)
Buy Chinese yuan sell Euro	7.83	1.4	—
Buy Danish krone sell U.S. dollar	6.79	0.9	—
Buy Euro sell British pound	0.86	3.8	—
Buy Euro sell Chilean peso	880.46	4.0	—
Buy Euro sell Chinese yuan	7.61	1.4	0.1
Buy Euro sell Hong Kong dollar	8.59	5.3	—
Buy Euro sell Indonesian rupiah	16,420.84	19.9	—
Buy Euro sell Indian rupee	89.83	2.4	—
Buy Euro sell Korean won	1,413.51	0.9	—
Buy Euro sell Mexican peso	21.42	35.6	(4.3)
Buy Euro sell Malaysian ringgit	5.08	2.1	—
Buy Euro sell Taiwan dollar	33.12	3.9	0.1
Buy Euro sell U.S. dollar	1.10	3.2	—
Buy Euro sell Vietnamese dong	25,808.75	16.9	—
Buy Hong Kong dollar sell U.S. dollar	7.83	3.8	—
Buy Korean won sell U.S. dollar	1,291.47	17.0	(0.3)
Buy Mexican peso sell Euro	18.85	4.0	—
Buy Mexican peso sell U.S. dollar	17.26	36.4	0.2
Buy Norwegian krone sell U.S. dollar	10.68	1.8	—
Buy Polish zloty sell U.S. dollar	4.06	0.9	—
Buy Romanian leu sell U.S. dollar	4.53	1.3	—
Buy Swedish krona sell U.S. dollar	10.66	1.1	—
Buy Singapore dollar sell U.S. dollar	1.34	3.3	—
Buy Taiwan dollar sell U.S. dollar	30.50	13.2	(0.4)
Buy U.S. dollar sell Brazilian real	5.04	2.7	(0.1)
Buy U.S. dollar sell British pound	1.27	19.0	(0.1)
Buy U.S. dollar sell Colombian peso	4,210.95	2.4	—
Buy U.S. dollar sell Euro	1.08	163.7	(2.4)
Buy U.S. dollar sell Indian rupee	82.29	14.5	—
Buy U.S. dollar sell Japanese yen	141.44	2.6	—
Buy U.S. dollar sell Mexican peso	17.27	7.4	—
Buy U.S. dollar sell Philippine peso	55.69	3.6	—
Buy U.S. dollar sell Taiwan dollar	30.74	1.8	—
Total forward contracts		$412.8	$(7.4)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2023, the aggregate annual maturities of the 2018 Credit Facility were expected to be $14.5 million for the remainder of 2023, $36.1 million for 2024, and $850.6 million for 2025. As of June 30, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $239.4 million and $634.7 million, respectively, and the carrying values were $246.0 million and $651.3 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of June 30, 2023. As of December 31, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $250.0 million, $638.8 million, and $60.0 million, respectively, and the carrying values were $257.0 million, $654.3 million, and $60.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of June 30, 2023 and December 31, 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.21% and 4.08%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense, net within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of June 30, 2023 and December 31, 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, we recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

Since our 2018 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $9.0 million, respectively. The variable interest rates payable under our 2018 Credit Facility were linked to LIBOR as the benchmark for establishing such rates until June 30, 2023, when LIBOR was discontinued as a benchmark rate. As a result, our 2018 Credit Facility was amended during the second quarter of 2023, to transition from LIBOR to the alternative benchmark rate, which is now being set as SOFR starting July 1, 2023. This transition from LIBOR to SOFR may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

As of June 30, 2023, the fair value of the 2024 Convertible Notes was approximately $254.9 million and the carrying value was $261.7 million. As of December 31, 2022, the fair value of the 2024 Convertible Notes was approximately $243.3 million and the carrying value was $261.2 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of June 30, 2023, the fair value of the 2028 Convertible Notes was approximately $289.7 million and the carrying value was $269.8 million. As of December 31, 2022, the fair value of the 2028 Convertible Notes was approximately $305.4 million, and the carrying value was $269.1 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of June 30, 2023, the fair value of the 2025 Notes was approximately $551.9 million and the carrying value was $596.3 million. As of December 31, 2022, the fair value of the 2025 Notes was approximately $534.4 million and the carrying value was $595.6 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $10.4 million or increase by approximately $10.6 million, respectively.

As of June 30, 2023, the fair value of the 2029 Notes was approximately $427.5 million and the carrying value was $594.0 million. As of December 31, 2022, the fair value of the 2029 Notes was approximately $412.5 million and the carrying value was $593.6 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $19.8 million or increase by approximately $21.0 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management, including for future operations, capital expenditures, or share repurchases; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief or expectation; and any statements of assumptions underlying any of the foregoing or other future events. Forward-looking statements may include, among others, the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or any other similar words.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 9, 2024, which replaced our prior share repurchase authorization that was set to expire on October 30, 2023 and had approximately $7.9 million of remaining authorized capacity when it was replaced. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of June 30, 2023, the remaining authorized capacity under our $1.5 billion share repurchase program was approximately $985.5 million. We did not repurchase any of our common shares during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
4.2	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(cc)
4.1	Form of Share Certificate	(c)
4.2	Indenture between Herbalife Ltd. and MUFG Union Bank, N.A., as trustee, dated as of March 23, 2018, governing the 2.625% Convertible Senior Notes due 2024	(i)
4.3	Form of Global Note for 2.625% Convertible Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2 hereto)	(i)
4.4	First Supplemental Indenture, dated as of December 1, 2021, between Herbalife Nutrition Ltd. and U.S. Bank National Association, as successor to MUFG Union Bank, N.A., as trustee	(x)
4.5	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(q)
4.6	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.5 hereto)	(q)
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

(v)
10.33#	Separation Agreement and General Release, dated as of October 31, 2022, by and among Dr. John O. Agwunobi and Herbalife International of America, Inc.	(bb)
10.34#	Employment Agreement, dated as of December 22, 2022, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Nutrition Ltd.	(aa)
10.35#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(aa)
10.36#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(aa)
10.37#	Retention Agreement, effective as of April 6, 2020, by and between Frank Lamberti and Herbalife Ltd.	(cc)
10.38

Fifth Amendment to Credit Agreement, USD LIBOR Hardwire Transition Amendment (Revolver and Term Loan A), dated as of April 3, 2023, by Coöperatieve Rabobank U.A., New York Branch as Term Loan A Agent and Revolver Administrative Agent

(cc)
10.39#	Herbalife Ltd. 2023 Stock Incentive Plan	(cc)
10.40#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement	(cc)
10.41#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(cc)
10.42#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(cc)
10.43#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Award Agreement	(cc)
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

(cc)

10.45	Addendum to the Amendment to the Agreements of Distributorship dated as of April 27, 2023, by Herbalife International, Inc., for the benefit of each Herbalife Distributor	*
10.46

Seventh Amendment to Credit Agreement, dated as of June 29, 2023, by and among HLF Financing SaRL, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, Jefferies Finance LLC, as Term Loan B Agent and Collateral Agent, and Coöperatieve Rabobank U.A., New York Branch, as administrative agent for the Term Loan A Lenders and Revolving Credit Lenders

*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL (included as Exhibit 101)	*

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
(cc)
Previously filed on May 2, 2023 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: August 2, 2023