Form 10-K
period 2023-12-31
HERBALIFE LTD.
filed 2024-02-14
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

There were 99,261,800 common shares outstanding as of February 7, 2024. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $724 million as of June 30, 2023, based upon the last reported sales price on the New York Stock Exchange on that date of $13.24. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 5% or more of the registrant’s outstanding common stock are the affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The Company

“We,” “our,” “us,” “Company,” and “Herbalife” refer to Herbalife Ltd., a Cayman Islands exempted company incorporated with limited liability, and its subsidiaries. Herbalife Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART I

Item 1. Business

GENERAL

Herbalife is a global nutrition company that provides health and wellness products to consumers in 95 markets, which consists of countries and territories, through our direct-selling business model. Our products are primarily in the categories of weight management, targeted nutrition, and sports nutrition.

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

In addition to the effectiveness of personalized selling through a direct-selling business model, we believe the primary drivers for our success throughout our 44-year operating history have been enhanced consumer awareness and demand for our products due to global trends such as the obesity epidemic, increasing interest in a fit and active lifestyle, living healthier, and the rise of entrepreneurship.

PRODUCT SALES

Our science-backed products help Members and their customers improve their overall health, enhance their wellness, and achieve their fitness and sport goals. As of December 31, 2023, we marketed and sold approximately 136 product types. Our products are often sold as part of a program and therefore our portfolio is comprised of a series of related products designed to simplify weight management, health and wellness, and overall nutrition for our Members and their customers. Our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2023.

The following table summarizes our products by product category:

	Percentage of Net Sales
	2023	2022	2021	Description	Representative Products
Weight Management	56.3%	56.8%	58.1%	Meal replacement, protein shakes, drink mixes, weight loss supplements, healthy snacks, and metabolism boosting teas	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	29.2%	29.1%	28.2%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	11.1%	10.6%	9.5%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	1.7%	1.6%	1.9%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line
Literature, Promotional, and Other	1.7%	1.9%	2.3%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

Product returns and buyback policies

We offer a customer satisfaction guarantee in substantially all markets where our products are sold. If for any reason a customer or preferred member is not satisfied with an Herbalife product, they may return it or any unused portion of the product within 30 days from the time of receipt for a full refund or credit toward the exchange of another Herbalife product.

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

Together, product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2023, 2022, and 2021.

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

Our product development strategy focuses on innovation with the goal of offering consumers choices to meet their needs. To innovate, we look for new ingredients that deliver benefits and results, convenient product delivery formats, new categories for expansion like healthier food and snack options or other consumer preferences. Our development process emphasizes science-based ingredients and product personalization, incorporating feedback from Members and their customers to understand local preferences and needs. For instance, to accommodate growing customer demand for plant-based products, in 2023 we launched a new vegan product line in North America, Herbalife V, which is certified vegan, organic, and non-GMO.

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

COMPETITION

The nutrition industry is highly competitive. Nutrition products are sold through a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. Our competitors include companies such as BellRing Brands, Inc., Conagra Brands, Inc., The Hain Celestial Group, Inc., Post Holdings, Inc., and The Simply Good Foods Company. Additionally, we compete for the recruitment of Members from other network marketing organizations, including those that market nutrition products and other entrepreneurial opportunities. Our direct-selling competitors include companies such as Medifast, Inc., Nu Skin Enterprises, Inc., Tupperware Brands Corporation, USANA Health Sciences Inc., and Amway Corp. Our ability to remain competitive depends on many factors, including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, competitive pricing, a strong reputation, and a financially viable company.

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

Segmentation

In many of our markets, including certain of our largest markets such as the United States, Mexico, and India, we have segmented our Member base into two categories: “preferred members” – who are consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. This Member segmentation provides a clear differentiation between those interested in retailing our products or building a sales organization, and those simply consuming our products as discount customers. This distinction allows us to more effectively communicate and market to each group, and provides us with better information regarding our Members within the context of their stated intent and goals. As of December 31, 2023, we had approximately 6.5 million Members, including 3.5 million preferred members and 2.0 million distributors in the markets where we have established these two categories and 0.2 million sales representatives and independent service providers in China.

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

Member Compensation and Sales Leader Retention and Requalification

In addition to benefiting from discounted prices, Members interested in the entrepreneurial opportunity may earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at prices they establish for themselves to generate retail profit. Second, Members who sponsor other Members and establish, maintain, coach, and train their own sales organizations may earn additional income based on the sales of their organization, which may include royalty overrides, production bonuses, and other bonuses. Members earning such compensation have generally attained the level of sales leader as described below. There are also many Members, which include distributors, who have not sponsored another Member. Members who have not sponsored another Member are generally considered discount buyers or small retailers. While a number of these Members have also attained the level of sales leader, they do not receive additional income as do Members who have sponsored other Members.

We assign point values, known as Volume Points, to each of our products to determine a Member’s level within the Marketing Plan. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for a further description of Volume Points. Typically, a Member accumulates Volume Points for a given sale at the time the Member pays for the product. However, since May 2017, a Member does not receive Volume Points for a transaction in the United States until that product is sold to a customer at a profit and it is documented in compliance with the consent order, or Consent Order, we entered into with the Federal Trade Commission, or the FTC, in 2016. The Member’s level within the Marketing Plan is used to determine the discount applied to their purchase of our products and whether they have qualified to become a sales leader. To become a sales leader, or qualify for a higher level within our Marketing Plan, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year. Qualification criteria vary somewhat by market. We have initial qualification methods of up to 12 months to encourage a more gradual qualification. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, daily consumption based business methods, and the business opportunity prior to becoming a sales leader.

The basis for calculating Marketing Plan payouts varies depending on product and market: for 2023, we utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for a cash bonus known as the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

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

As of December 31, 2023, prior to our February re-qualification process, approximately 760,000 of our Members have attained the level of sales leader, of which approximately 716,000 have attained this level in the 94 markets where we use our Marketing Plan and 44,000 independent service providers operating in our China business. See Business in China below for a description of our business in China.

The table below reflects sales leader retention rates by year and by region:

	Sales Leader Retention Rate
	2024	2023	2022
North America	70.3%	69.7%	58.8%
Latin America	70.4%	71.6%	69.3%
EMEA	66.9%	64.6%	77.1%
Asia Pacific	67.4%	66.6%	66.5%
Total sales leaders	68.3%	67.6%	68.9%

For the latest twelve-month re-qualification period ending January 2024, approximately 68.3% of our sales leaders, excluding China, re-qualified, versus 67.6% for the twelve-month period ended January 2023. The Company throughout its history has adjusted the re-qualification criteria from time to time in response to evolving business objectives and market conditions, and the above results include the effects of all such changes. For example, in recent years certain markets have allowed members to utilize a lower re-qualification volume threshold and the Company has continued to expand this lower re-qualification method to additional markets. Separately, with revised business requirements in place following the Consent Order, as described in Regulation—Network Marketing Program below, we utilize a re-qualification equalization factor for U.S. Members to better align their re-qualification thresholds with Members in other markets, and retention results for each of the years presented include the effect of the equalization factor. We believe this factor preserves retention rate comparability across markets. Also, for each of the years presented, the retention results exclude certain markets for which, due to local operating conditions, sales leaders were not required to requalify.

We believe sales leader retention rates are the result of efforts we have made to try and improve the sustainability of sales leaders’ businesses, such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader and providing them with advanced technology tools, as well as reflecting market conditions. As our business operations evolve, including the segmentation of our Member base in certain markets and changes in sales leader re-qualification thresholds for other markets, management continues to evaluate the importance of sales leader retention rate information.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and by region:

	Number of Sales Leaders
	2023	2022	2021
North America	69,586	80,278	95,402
Latin America	118,605	125,726	131,359
EMEA	170,202	183,056	158,153
Asia Pacific	223,714	201,137	173,582
Total sales leaders	582,107	590,197	558,496
China	38,317	33,486	68,301
Worldwide total sales leaders	620,424	623,683	626,797

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

RESOURCES

We seek to provide the highest quality products to our Members and their customers through our “seed to feed” strategy, which includes significant investments in obtaining quality ingredients from traceable sources, qualified by scientific personnel through product testing, and increasing the amount of self-manufacturing of our products.

Ingredients

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. Our procurement process for many of our botanical products now stretches back to the farms and includes self-processing of teas and herbal ingredients into finished raw materials at our own facilities. Our Changsha, China facility provides high quality tea and herbal raw materials to our manufacturing facilities as well as our third-party contract manufacturers around the world. We also source ingredients that we do not self-process from companies that are well-established, reputable suppliers in their respective field. These suppliers typically utilize similar quality processes, equipment, expertise, and having traceability as we do with our own modern quality processes. As part of our program to better ensure the procurement of high-quality ingredients, we also test our incoming raw materials for compliance to potency, identity, and adherence to strict specifications.

Manufacturing

The next key component of our seed to feed strategy involves the high-quality manufacturing of these ingredients into finished products, which are produced at both third-party manufacturers and our own manufacturing facilities. As part of our long-term strategy, we seek to expand and increase our self-manufacturing capabilities. Our manufacturing facilities, known as Herbalife Innovation and Manufacturing Facilities, or HIMs, include HIM Lake Forest, HIM Winston-Salem, HIM Suzhou, and HIM Nanjing. HIM Winston-Salem is currently our largest manufacturing facility at approximately 800,000 square feet. Together, our HIM manufacturing facilities produce approximately 47% of our inner nutrition products sold worldwide. Self-manufacturing also enables us greater control to reduce negative environmental impacts of our operations and supply chain.

Our finished products are analyzed for label claims and tested for microbiological purity, thereby verifying that our products comply with food safety standards, meet label claims and have met other quality standards. For self-manufactured products, we conduct our testing in-house at our fully-equipped, modern quality control laboratories in the U.S. and China. We have two quality control laboratories in Southern California and Changsha, China (including a Center of Excellence in both locations). In addition, we also have a Center of Excellence laboratory in Bangalore, India, and a quality control laboratory in Winston-Salem, North Carolina, Suzhou, China, and Nanjing, China. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which manufacture products for the U.S. and most of our international markets, we operate and adhere to the regulations established by the U.S. Food and Drug Administration, or FDA, and strict Current Good Manufacturing Practice regulations, or CGMPs, for food, acidified foods, and dietary supplements.

We also work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at approved contract manufacturer labs or third-party labs. For these products manufactured at other facilities, we combine four elements to ensure quality products: (1) the same selectivity and assurance in ingredients as noted above; (2) use of reputable, CGMP-compliant, quality- and sustainability-minded manufacturing partners; (3) supplier qualification through annual audit programs; and (4) significant product quality testing. During 2023, we purchased approximately 18% of our products from our top three third-party manufacturers.

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

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. We are continuing to improve our distribution channels relating to home delivery as we expect to see continued increasing demands for our products being shipped to our Members in certain of our larger markets. Additionally, as the shift in consumption patterns continue, one focus of this strategy is to optimize product access points in order to reflect an increasing daily consumption focus for our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. In aggregate, we have approximately 1,500 distribution points and partner retail locations around the world. In addition to our distribution points, we contract third party-run drop-off locations where we can ship to and Members can pick up ordered products.

We leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences. We also continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. We invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms to take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience. In addition, we leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. Our investment in technology infrastructure helps support our capacity to grow. In 2021, we also initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is still ongoing and expected to be completed in 2024 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Note 14, Transformation Program, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

In addition, many Members rely on the use of technology to support their goals and businesses. As part of our continued investment in technology to further support our Members and drive long-term growth, we have enhanced our product access and distribution network to support higher volumes of online or mobile orders, allowing Members and their customers to select home or business delivery options. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business, and their consumers with tools such as HN MyClub, Engage, BizWorks, MyHerbalife, GoHerbalife, and Herbalife.com. Additionally, we continue to support a growing suite of point-of-sale tools to assist our Members with ordering, tracking, and customer relationship management. These tools allow our Members to manage their business and communicate with their customers more efficiently and effectively. During 2022, we also commenced our Herbalife One program to develop a new enhanced platform to provide enhanced digital capabilities and experiences to our Members. This is a multi-year program and we expect our capital expenditures to increase in 2024 and future years as result of our investments in this Herbalife One program as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

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

We use the umbrella trademarks Herbalife®, Herbalife Nutrition®, the Tri-Leaf, and the Rising Leaf designs worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. We believe our trademarks and trade names contribute to our brand awareness.

To increase our brand awareness, we and our Members use a variety of tools and marketing channels. These can include anything from traditional media to social media and alliances with partners who can promote our goal of better living through nutrition. Herbalife sponsorships of and partnerships with featured athletes, teams, and events promote brand awareness and the use of Herbalife products. We continue to build brand awareness with a goal towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife brand logo and marketing materials for use in their marketing efforts.

Sustainability

Our goals and objectives to help people and communities live their best lives and to improve the planet are part of both our day-to-day activities and our long-term growth strategy. As a signatory of the United Nations Global Compact, or UNGC, since 2020, we have aligned our sustainability initiatives with those outlined by the United Nations’ Sustainable Development Goals. Our current global sustainability initiatives focus on areas relating to the reduction of operational emission and waste, as well as the health and safety of our people and communities in which we operate. For example, we have implemented projects that have reduced the amount of virgin plastic materials by incorporating usage of recycled materials in the packaging of our flagship product, Formula 1 Healthy Meal Nutritional Shake in North America, Mexico, and in certain markets where permitted by regulations. We are seeking opportunities across operations to reduce waste-prone materials such as single-use plastics. For information relating to our people and communities, please see the Human Capital section below.

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

HUMAN CAPITAL

At Herbalife, our commitment to improving lives and our communities is at the core of everything we do. This commitment also informs how we value and treat our employees. We seek to provide a work environment where employees can grow and thrive while supporting our Members and their customers. We believe attracting, developing, and retaining a talented and diverse workforce are critical factors that contribute to the success and growth of our business.

We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate workforce. Having a business presence in multiple domestic and international markets also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We monitor the talent needs of our departments and functions with particular focus on the areas where human capital resources are important to daily operations to ensure we can timely manufacture, distribute, and sell products to our Members. As of December 31, 2023, we had approximately 9,200 employees, of which approximately 2,500 were located in the United States.

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

Our DEI strategy is focused on fostering an environment of belonging in our workplace where employees and their voices are seen, heard and welcomed; creating an employee workforce that is reflective of Members, the customers they serve and their communities, and ensuring equitable recruitment processes; as well as extending the Herbalife brand to the community in a demonstrative way to drive tangibility and relevancy with diverse segments. Our current efforts to support diversity include learning experiences such as unconscious bias training to build the DEI competencies of the organization and expanding the scope of our existing employee networks to foster community and belonging. Additionally, we have set diversity goals and targets for women in leadership roles globally and for racial and ethnic minorities in leadership roles in the U.S.

Talent Acquisition and Development

We seek to attract and retain top talent by utilizing a global recruitment strategy, tools and processes. Globally, we foster inclusive hiring practices to promote a diverse workforce.

Investment in our employees' professional growth and development is important and helps establish a strong foundation for long-term success. At our Company, we strive to create a learning culture, one in which development is an ongoing focus for all employees and managers. We invest in our employees’ development through a variety of programs. These programs are designed to help our employees grow professionally and strengthen their skills throughout their careers. Examples of these programs include the following:

•
Training Programs – We provide our employees access to an internal learning management system, Herbalife University, which provides professional development courses, technical training, and compliance training to all employees globally.

•
Mentorship Programs – The principle of servant leadership is a crucial part of our culture. We believe that one way to be a servant leader is to mentor others, and, in 2020, we launched a pilot for a new mentorship program to help guide junior leaders globally in their professional journey. The pilot feedback was then used to enhance the global mentorship program that was implemented in 2022. Through this program, participating employees can be provided with a one-on-one professional development opportunity, in which they receive dedicated coaching, feedback, and encouragement.
•
Educational Assistance – Another way we support employees’ professional development is by offsetting a portion of the cost of higher education. Program offerings and eligibility vary by region, but may include partial reimbursement of tuition fees incurred for undergraduate and graduate degrees, certificate programs, or skills-based courses.
•
Talent Review – In 2023, an employee talent review was conducted globally to identify top talent among senior leaders. The information gathered will help guide future succession and development opportunities.

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

Our employee wellness program is a critical part of our employer brand and aligns with our identity as a leader in the health and wellness industry. In 2023, our “Wellness For Life” program offered employees a suite of activities to achieve wellness through quarterly fitness challenges and movement conditioning routines, nutrition, intellectual well-being and financial literacy.

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
•
Certain provisions in our convertible senior notes and the related indentures, as well as Cayman Islands law and our articles of association, could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
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

We are subject to extensive federal, state, local, and foreign laws, rules, and regulations that regulate our business, products, direct sales channel, and network marketing program. See the Regulation section of Part I, Item 1, Business, of this Annual Report on Form 10-K for additional information. While we have implemented policies and procedures designed to govern Member conduct and to protect the goodwill associated with Herbalife, it can be difficult to enforce these policies and procedures because of our large number of Members and their status as independent contractors and because our policies and procedures differ by jurisdiction as a result of varying local legal requirements. In addition, although we train our Members and attempt to monitor our Members’ marketing materials, we cannot ensure that our Members will comply with applicable legal requirements or our policies and procedures or that such marketing materials or other Member practices comply with applicable laws, rules, and regulations. It is possible that a court could hold us liable for the actions of our Members, which could materially harm our business, financial condition, and operating results.

Adverse publicity associated with our Company or the direct-selling industry could materially harm our business, financial condition, and operating results.

Our reputation and the quality of our brand are critical to our business, and the size and success of our Member organization, our operating results, and our share price may be significantly affected by the public’s perception of Herbalife and other direct-selling companies. This perception is dependent upon opinions concerning a number of factors, including:

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

In addition, our Members’ and consumers’ perception of Herbalife and our direct-selling business as well as similar companies can be significantly influenced by media attention, publicized scientific research or findings, product liability claims, and other publicity, whether or not it is legitimate. For example, as a result of the prevalence and marked increase in the use of blogs, social media platforms, and other forms of Internet-based communications, the opportunity for dissemination of information, both accurate and inaccurate, is seemingly limitless and readily available, and often does not provide any opportunity for correction or other redress.

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

Adverse publicity relating to us has had, and could again have, a negative effect on our ability to attract, motivate, and retain Members, on consumer perception of Herbalife, and on our share price. For example, the resulting adverse publicity from the 1986 permanent injunction entered in California caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. See also the risk factor titled “Our share price may be adversely affected by third parties who raise allegations about our Company.” We expect that adverse publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

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

We are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the Internet, through wholesale sales, by establishing retail stores, or through mail order systems. To the extent legally permitted, an agreement we entered into with our Members provides assurances that we will not sell Herbalife products worldwide through any distribution channel other than our network of Members. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future or appropriately respond to consumer preferences as they continue to evolve.

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

Our business is subject to rapidly changing consumer trends and preferences and product introductions, especially with respect to our nutrition products. Our continued success depends in part on our ability to anticipate and respond to these changes and introductions, and we may not respond or develop new products or product enhancements in a cost-effective, timely, or commercially appropriate manner, or at all. Current consumer trends and preferences have evolved and will continue to evolve as a result of, among other things, changes in consumer tastes; health, wellness, and nutrition considerations; competitive product and pricing pressures; changes in consumer preferences for certain sales channels; shifts in demographics; and concerns regarding the environmental and sustainability impact of the product manufacturing process.

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

The success of our business is to a large extent contingent on our ability to further penetrate existing markets, which is subject to numerous factors, many of which are out of our control. Our ability to increase market penetration may be limited by the finite number of persons in a given country inclined to pursue a direct-selling business opportunity or consumers aware of, or willing to purchase, Herbalife products. Moreover, our growth in existing markets will depend upon increased brand awareness and improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our foreign markets, we cannot assure you that such growth levels will continue in the immediate or long-term future. Furthermore, our efforts to support growth in such foreign markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets, such as the United States. For example, there can be no assurances that we will be able to successfully manage expansion of manufacturing operations in China, or in any other market, if those markets were to experience significant growth. If we are unable to effectively scale our supply chain and manufacturing infrastructure to support future growth in China or other foreign markets, our operations in such markets may be adversely impacted. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our business, financial condition, and operating results could materially suffer.

Since one of our products constitutes a significant portion of our net sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement could materially harm our business, financial condition, and operating results.

Our Formula 1 Healthy Meal, which is our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2023. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, or if the replacement product fails to gain market acceptance, our business, financial condition, and operating results could be materially harmed.

Our business could be materially and adversely affected by natural disasters, other catastrophic events, acts of war or terrorism, cybersecurity incidents, pandemics, and/or other acts by third parties.

We depend on the ability of our business to run smoothly, including the ability of Members to engage in their day-to-day selling and business building activities. In coordination with our suppliers, third-party manufacturers, and distributors, our ability to make and move our products reasonably unimpeded around the world is critical to our success. Any material disruption to our collective operations or supply, manufacturing, or distribution capabilities caused by unforeseen or catastrophic events, such as (i) natural disasters or severe weather conditions, including droughts, fires, floods, hurricanes, volcanic eruptions, and earthquakes; (ii) power loss or shortages; (iii) telecommunications or information technology infrastructure failures; (iv) acts or threats of war, terrorism, or other armed hostilities, such as the wars in Ukraine and the Middle East; (v) outbreaks of contagious diseases, epidemics, and pandemics, such as the COVID-19 pandemic; (vi) cybersecurity incidents, including intentional or inadvertent exposure of content perceived to be sensitive data; (vii) employee misconduct or error; and/or (viii) other actions by third parties and other similar disruptions, could materially adversely affect our ability to conduct business and our Members’ selling activities. For example, our operations in Turkey were impacted in February 2023 when an earthquake struck the southern and central parts of the country. The earthquake disrupted our supply chain transportation network and our ability to import product. Furthermore, our headquarters and one of our distribution facilities and manufacturing facilities are located in Southern California, an area susceptible to fires and earthquakes. Although the event in Turkey did not have a material negative impact on our operations, we cannot make assurances that any future catastrophic events will not adversely affect our ability to operate our business or our financial condition and operating results. In addition, catastrophic events may result in significant cancellations or cessations of Member orders; contribute to a general decrease in local, regional, or global economic activity; directly impact our marketing, manufacturing, financial, or logistics functions; impair our ability to meet Member demands; harm our reputation; and expose us to significant liability, losses, and legal proceedings, any of which could materially and adversely affect our business, financial condition, and operating results.

We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.

Our business, including our ability to provide products and services to and manage our Members, depends on the performance and availability of our information technology infrastructure, including our core transactional systems. The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses, and other incentives. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems, that the systems will be adequate to meet all of our business needs, or that the systems will keep pace with continuing changes in technology, legal and regulatory standards. Further, as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we recently commenced a Digital Technology Program to develop Herbalife One, a new enhanced platform to provide enhanced digital capabilities and experiences to our Members.

Our information technology infrastructure, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or breached or otherwise fail for a number of reasons, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, or catastrophic events such as natural disasters, severe weather conditions, or acts of war or terrorism. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, such as unauthorized attempts to access, disable, improperly modify, exfiltrate, or degrade our information technology infrastructure, or the introduction of computer viruses, malware, “phishing” emails, and other destructive software, and social engineering schemes, could compromise the confidentiality, availability, and integrity of our information technology infrastructure as well as those of the third parties with which we interact. These attacks may come from external sources, such as governments or hackers, or may originate internally from an employee or a third party with which we interact. We have been the target of, and may be the target of in the future, malicious cyberattacks, although to date none of these attacks have had a meaningful adverse impact on our business, financial condition, or operating results. The potential risk of cyberattacks may increase as we introduce new technology systems and services. Additionally, many of our employees work remotely, which may increase our exposure to significant systems interruptions, cybersecurity attacks, and otherwise compromise the integrity and reliability of our information technology infrastructure and our internal controls.

Any disruptions to, or failures or inadequacies of, our information technology infrastructure that we may encounter in the future may result in substantial interruptions to our operations, expose us to significant liability, and may damage our reputation and our relationships with, or cause us to lose, our Members, especially if the disruptions, failures, or inadequacies impair our ability to track sales and pay royalty overrides, bonuses, and other incentives, any of which would harm our business, financial condition, and operating results. Any such disruptions, failures, or inadequacies could also create compliance risks under the Consent Order and result in penalties, fines, or sanctions under any applicable laws, regulations or impact our internal control over financial reporting. Furthermore, it may be expensive or difficult to correct or replace any aspect of our information technology infrastructure in a timely manner, if at all, and we may have little or no control over whether any malfunctioning information technology services supplied to us by third parties are appropriately corrected, if at all. We have encountered, and may encounter in the future, errors in our software and our enterprise network, and inadequacies in the software and services supplied by certain of our vendors, although to date none of these errors or inadequacies have had a meaningful adverse impact on our business, financial condition or operating results.

In addition, developments in technology are continuing to evolve and affecting all aspects of our business, including how we effectively manage our operations, interact with our Members and their customers, and commercialize opportunities that accompany the evolving digital and data driven economy. Therefore, one of our top priorities is to modernize our technology and data infrastructure by, among other things, creating more relevant and more personalized experiences wherever our systems interact with Members and their customers; and developing ways to create more powerful digital tools and capabilities for Members to enable them to grow their businesses. These initiatives to modernize our technology and data infrastructure are expected to be implemented over the course of many years and to require significant investments. If these initiatives are not successful, our ability to attract and retain Members and their customers, increase sales, and reduce costs may be negatively affected. Further, these initiatives may be subject to cost overruns and delays, may not operate as designed and may cause disruptions in our operations. These cost overruns and delays and disruptions could adversely impact our business, financial condition, and operating results.

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

Further, the risks related to our ability to adequately source the materials required to meet our needs may be exacerbated by the effects of climate change and the legal, regulatory, or market measures that may be implemented to address climate change. There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere have had and are expected to continue to have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, such as soybeans, wheat, tea leaves, and nuts. Severe weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, increase our cost of storing and transporting our raw materials, or disrupt production schedules. The impacts of climate change may also cause unpredictable water availability or exacerbate water scarcity. In addition, the increasing concern over climate change and related sustainability matters may also result in more federal, state, local, and foreign legal and regulatory requirements relating to climate change, which may significantly increase our costs of operation and delivery.

If any of our manufacturing facilities or third-party manufacturers fail to reliably supply products to us at required levels of quality or fail to comply with applicable laws, our financial condition and operating results could be materially and adversely impacted.

We operate manufacturing facilities in the United States and around the world and also rely on third-party contract manufacturers to manufacture and supply products. Any significant interruption of production at any of our manufacturing facilities or third-party contract manufacturers, or other interruption in our supply chain, may materially harm our business, financial condition, and operating results. Events such as natural disasters, including droughts, earthquakes, fires, hurricanes, or floods, technical issues, work stoppages, or other unforeseen or catastrophic events, that result in significant interruption of production at any of our facilities or third-party contract manufacturers or suppliers could impede our ability to conduct business. For example, during the COVID-19 pandemic, our suppliers experienced some delays in receiving and delivering certain ingredients and packaging components.

While we have business continuity programs for our manufacturing facilities which plan for such events, any event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, could require us to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if suitable, although no such alternatives may be available. Conversion to a different facility or a new manufacturer can be expensive and time-consuming, resulting in delays in production or shipping, reduction of our net sales, damage our relationship with Members, and damage our reputation, any of which could harm our business, financial condition, and operating results. Additionally, we risk that our third-party contract manufacturers will not continue to reliably supply products at the quality levels, or in the quantities we require, and be in compliance with applicable laws. Our product supply contracts generally have three-year terms. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by Herbalife, our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time-period and we have exercised this right in the past. Globally, we have over 50 contract manufacturers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Our contract manufacturers are also located in countries such as the United States, India, Brazil, South Korea, Taiwan, Germany, and the Netherlands. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes, at suitable quality levels, or in a cost-effective manner, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of our products, would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results.

In addition, our business depends in large part on our ability to maintain consumer confidence in the safety and quality of our products. We have rigorous product safety and quality standards, which our manufacturing facilities as well as our contract manufacturers are required to meet. Despite our commitment to managing product safety and quality, manufacturers may not always meet these standards, particularly as we expand our manufacturing footprint and product diversity. Manufacturing operations are subject to regulations, including food compliance, environmental, occupational, safety and labor regulations, which continue to evolve sometimes resulting in substantial expenditures to meet compliance standards. If our manufacturers fail to comply with product safety and quality standards or applicable laws, (or if our products are or become contaminated, damaged, adulterated, mislabeled, or misbranded), we may be required to undertake costly remediation efforts. It can result in product recall, the rejection/destruction of inventory, temporarily facility closings, and supply chain interruption, and result in negative publicity, regulatory fines, and product liability claims, which in turn could materially harm our reputation, business, financial condition, and operating income results. Further, significant product quality issues can have an adverse effect on sales or result in increased product returns and buybacks.

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

Companies across all industries are facing increasing scrutiny relating to their environmental, social, and governance practices. In particular, we expect many consumers will continue to put an increased priority on purchasing products that are sustainably and responsibly grown and made. Investors are also increasingly imposing additional standards and expectations on companies in these areas. Changing consumer preferences and investor focus may result in increased demands regarding the source of origin of our ingredients, the recyclability of, and amount of recycled content contained in, our packaging containers, and other components of our products and supply chain and their respective environmental impact, including on sustainability. These demands could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. Increased focus and activism related to ESG may also result in investors reconsidering their investment decisions as a result of their assessment of a company’s ESG practices. Further, concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives, such as single use plastics. Increased regulatory requirements may be more aggressive than any sustainability measures we may be currently undertaking or may implement in the future and may cause disruptions in the supply and manufacture of our products or an increase in operating and compliance costs. If we fail to achieve any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for ESG matters, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers who may stop purchasing our products, or the price of our common shares could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

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

Our Members are subject to certain taxation, and in some instances, we are required to collect taxes from our Members, such as value-added tax, or VAT, and social contributions, and to maintain appropriate records. In addition, if local laws, rules, and regulations or their interpretation change to require us to treat our Members as employees, or if our Members are deemed by regulatory authorities to be our employees rather than independent contractors, in any such jurisdictions we may be held responsible for additional compensation, social security, or similar contributions, withholding, and related taxes, and workers’ compensation insurance, plus any related assessments and penalties, which could materially harm our financial condition and operating results. Our Members could face similar risks with respect to other Members in their sales organizations who may claim they are employees of that Member rather than independent contractors or independent business owners, which could impact their sales operations or lead them to cease their participation in our network marketing program. California and several other states have passed legislation, which seeks to expand the classification of employees. Other state and federal authorities, including the U.S. Department of Labor, also may prescribe differing or expanded standards for worker classification. Although the California legislation provides an exemption for direct sellers, there can be no assurance that other jurisdictions or authorities will provide such an exemption or that judicial or regulatory authorities will not assert interpretations that would mandate that we change our classification. See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a more specific discussion of contingencies related to the activities of our Members.

Risks Related to Our International Operations

A substantial portion of our business is conducted in foreign jurisdictions, exposing us to the risks associated with international operations.

Approximately 78% of our net sales for the year ended December 31, 2023 were generated outside the United States, exposing our business to risks associated with international operations. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions. For example, a foreign government may impose trade restrictions or increased tariffs, require compliance with trade and economic sanctions laws, rules, or regulations, such as those administered by U.S. Customs and Border Protection, the U.S. Treasury Department’s Office of Foreign Assets Control, implement new or change existing trade policies, impose sanctions or counter sanctions or otherwise limit or restrict our ability to import or export products in a cost-effective manner, or at all, any of which could negatively impact our operations. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulators.

Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, as well as by economic and political tensions between governments. For example, tariffs enacted by the United States and other foreign governments, such as China or Mexico, that apply to our products or our ingredients may have an adverse impact on the costs and future sales of our products, particularly if we deem it necessary to increase product prices. New or continued geopolitical conflicts may also adversely affect our business, including the Russia/Ukraine conflict as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Factors Impacting Results, of this Annual Report on Form 10-K, and the recent conflict in the Middle East. In addition, our compliance with our code of conduct and anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate. See the risk factor titled “We are subject to the anti-bribery, laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.”

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

As previously disclosed, the SEC and the DOJ conducted investigations into our compliance with the FCPA in China. Also, as previously disclosed, we conducted our own review and implemented remedial and improvement measures based upon this review, including replacement of certain employees and enhancements of our policies and procedures in China. We cooperated with the SEC and the DOJ and have now reached separate resolutions with each of them. On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that we violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, we and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. Among other things, we were required to undertake compliance self-reporting obligations for the three-year terms of the agreements with the SEC and the DOJ. The DPA's three-year term expired on August 28, 2023. If it is determined by the DOJ that we have remained in compliance throughout the term, the deferred charge against us will be dismissed with prejudice. We believe that we have remained in Compliance and fulfilled our obligations under the SEC and DOJ agreements. In addition, we paid the SEC and the DOJ aggregate penalties, disgorgement, and prejudgment interest of approximately $123 million in September 2020. Any failure to comply with these agreements, or any resulting further government action, could result in a material and adverse impact to our business, financial condition, and operating results.

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

Our business and operations in China, which generated approximately 7% of our net sales for the year ended December 31, 2023, are subject to unique risks and uncertainties related to general economic, political, and legal developments. The Chinese government exercises significant control over the Chinese economy, including by controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

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

For example, shareholders of Cayman Islands exempted companies such as Herbalife Ltd. have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our articles of association to determine whether, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Certain provisions in our convertible senior notes and the related indentures, as well as Cayman Islands law and our articles of association, could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in our convertible senior notes and the related indentures, as well as certain provisions of Cayman Islands law and our articles of association, could make it more difficult or more expensive for a third party to acquire us. For example, if an acquisition event constitutes a fundamental change in respect of either or both classes of convertible senior notes, holders of the notes will have the right to require us to purchase their notes in cash. In addition, if an acquisition event constitutes a make-whole fundamental change under either or both indentures, we may be required to increase the conversion rate for holders who convert their notes in connection with such make-whole fundamental change.

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

The Companies Act contains separate statutory provisions that provide for the merger, reconstruction, and amalgamation of companies pursuant to court approved arrangements. These are commonly referred to in the Cayman Islands as “schemes of arrangement.” The procedural and legal requirements necessary to consummate a scheme of arrangement are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the arrangement must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:

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

Herbalife Ltd. has been advised by its Cayman Islands legal counsel, Maples and Calder (Cayman) LLP, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Herbalife Ltd. judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Herbalife Ltd. predicated upon the civil liability provisions of the securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. ln those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign money judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud, or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company. None of Herbalife Ltd., its directors, officers, advisors or service providers (including the organization that provides registered office services in the Cayman Islands) will bear any responsibility for any delay caused in mail reaching the forwarding address.

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

While we do not believe that Herbalife Ltd. is classified as a CFC, such entity and one or more of our non-U.S. corporate subsidiaries not already classified as CFCs could become classified as CFCs either as a result of (i) additional changes to tax laws, rules, or regulations, including future pronouncements or other guidance from the IRS or (ii) an increase in the percentage ownership of our common shares by shareholders who hold, or in the future may hold, 10% or more of our common shares, whether as a result of future share acquisitions, the impact of any share repurchases we may undertake, or otherwise.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Processes Regarding Cybersecurity Threats

We apply a layered approach, or a defense-in-depth strategy to cybersecurity. This layered approach to security leverages governance, people, processes, and technology to provide our information technology (“IT”) teams with preventative measures and strategies such that they are prepared to respond to cybersecurity threats and incidents.

We have process, controls and technology infrastructure to maintain, protect, and enhance existing systems and develop new systems as needed to keep pace with continuing changes in technology, evolving industry and regulatory standards, and emerging cybersecurity and data security risks.

We collect, process, and analyze threat intelligence data from a variety of sources to understand motives, targets, and attack behaviors.

Another aspect of our security program is vulnerability management, which includes, among other things, asset discovery and inventory, third-party vulnerability scanners, patch management and remediation, configuration management, as well as penetration testing.

We have monitoring systems which are designed to identify potential cybersecurity events, including threats and incidents. These monitoring systems are managed by our Global Security Operations Center, which employs cybersecurity professionals in the United States and in certain foreign countries in which we operate to provide better coverage and response actions.

We also use a Security Information and Event Management (SIEM) platform, providing real-time analysis of security alerts generated by applications and network hardware. This platform helps the Global Security Operations Center in monitoring and responding to security events.

We have a multi-functional incident response plan which provides guidance in the event of a cybersecurity incident. The plan is managed by our Incident Management Team, which includes representation from our Global Security, Cybersecurity, Legal, and Finance departments, among others. The Incident Management Team is responsible for responding to an incident, including tasks such as identifying and assessing the nature of the incident, containing the incident, and coordinating with relevant departments. Depending on the nature or severity of the event, the Incident Management Team may escalate the matter to our Executive Leadership Team, which includes the Chief Executive Officer, Chief Operating Officer, Chief Information Security Officer, Chief Information Officer, Chief Financial Officer, General Counsel, and other executives. If necessary, the matter could be escalated to our Board of Directors or any appropriate Board committees. This structured governance approach is designed to manage cybersecurity incidents with participation and involvement with the appropriate levels of our organization.

External and internal audits are conducted periodically to assess the effectiveness of our cybersecurity measures. These audits include an annual technology risk assessment by our Cybersecurity and IT departments. Our Internal Audit team also conducts cybersecurity risk assessments which include, among other things, evaluating governance of our cybersecurity processes and functions, assessing our ability to identify, validate and remediate vulnerabilities, and evaluating penetration studies. Results of our Internal Audit assessments are shared with our Enterprise Risk Management (“ERM”) team, our Technology Risk Committee, and in accordance with our governance structure which includes, among other things, the Audit Committee of our Board of Directors.

We conduct vendor security assessments for key service providers as part of our vendor onboarding process and as part of our contract review process. The cybersecurity assessment process includes considerations from an industry leading third-party vendor security ratings company.

Our standard agreements with third parties may include, among other provisions, compliance requirements, data protection standards, audit rights, and security incident notification requirements. A dedicated email account and hotline is in place for third parties to report security incidents. The email account and hotline are monitored 24/7/365 by our Global Security Operations Center. Notice of a third-party security incident could trigger the activation of our incident response plan, as further described above.

Cybersecurity Governance and Risk Management Systems

Our risk management system includes several risk management functions that support our processes for identifying, assessing, and controlling risks to our business, including cybersecurity risks.

Our cybersecurity risk management process is integrated with our overarching risk management system, led by our ERM team, and further guided by our Technology Risk Committee. Our Technology Risk Committee is responsible for approving the effectiveness of our cybersecurity risk framework and assisting with the oversight of decisions that affect compliance with applicable legal and regulatory matters and corporate policies. As part of the management oversight structure, the ERM team provides our Management Risk Committee with periodic updates on key risk conditions, strategy and mitigation efforts.

Our cybersecurity risk management process, which encompasses continuous monitoring and periodic assessments, is designed to identify and mitigate cybersecurity threats and vulnerabilities. These efforts are aligned with the broader objectives of our ERM team and are continuously reviewed and refined in consultation with our Technology Risk Committee.

A key aspect of this integrated framework is the role of our Internal Audit team, which serves as an independent, objective assurance function tasked with evaluating the effectiveness of risk management, internal controls, and our governance processes.

Communication channels between our cybersecurity teams and other risk management personnel are established to facilitate the timely sharing of information about potential cyber threats. For example, our Data Protection and Information Security working group, which includes representation by our Chief Information Security Officer (who reports directly to our COO) and CIO, and our Legal, ERM, Information Governance and Finance departments, among others, meets regularly to discuss key risks, strategies and threats related to information security.

Our Board of Directors administers a risk oversight function through its Audit Committee, and is supported by our ERM team, including on matters related to cybersecurity risks. This management reporting is designed to give our Board of Directors visibility over our operations and activities to adequately identify key risks, including among other things, cybersecurity risks, and understand management’s risk mitigation strategies.

Our Cybersecurity department is staffed with professionals holding a variety of IT, cybersecurity and audit best practice certifications, including, among others, Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Certified Information Systems Auditor (CISA), Certified Cloud Security Professional (CCSP), International Organization for Standardization 27001 Lead Auditor Certification (ISO 27001 LA), Certified Information Privacy Professional (IAPP CIPP/CIPM), Alibaba Cloud’s Cloud Security Certification (Ali-ACP), and Certified in Risk and Information Systems Control (CRSC). Our Cybersecurity department also has a training and development program in place so that appropriate skillsets are maintained and/or acquired, and professional certifications remain current.

Our cybersecurity teams are supported by training programs and a dedicated learning management system, Herbalife University, whereby all Herbalife employees receive mandatory security awareness training. Specialized training is also assigned to certain functions based on job responsibilities. Training content is purchased from multiple well-recognized third parties. In addition to assigned training, Herbalife University offers additional information security related courses available to all employees on demand.

Our cybersecurity program also engages a variety of consultants, auditors and other third parties to support and assist with implementing and maintaining appropriate security measures. Any number of third parties may be engaged to assist in response actions, including, among others, intelligence providers, product, software and service providers and advisors. Professional services, or consultants, are engaged as needed to help implement, support or advise on a variety of technical matters. Legal counsel, law enforcement and external auditors are also consulted as needed.

We have already identified and, in some cases, engaged, third-party experts to allow for quicker engagement if a cybersecurity incident occurs in the future.

Risks from Cybersecurity Threats

As of December 31, 2023 and as of the date of this filing, we are not aware of any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or ﬁnancial condition. This statement does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Item 2. Properties

As of December 31, 2023, we leased the majority of our physical properties. We currently lease approximately 95,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 140,000 square feet, with the lease term expiring in 2033, and own approximately 189,000 square feet of general office space in Torrance, California, primarily for our North America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2031 and 2028, respectively. We also lease approximately 178,000 square feet of warehouse space for a distribution center in Hagerstown, Maryland, expiring in 2032. In Lake Forest, California, we lease warehouse, manufacturing plant, and office space of approximately 166,000 square feet expiring in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 344,000 square feet under an arrangement expiring in 2025. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2032. In Suzhou, China we are leasing our manufacturing and warehouse facilities of approximately 81,000 square feet and 121,000 square feet, respectively, under leases expiring in 2025 and 2024, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 234,000 square feet of office space, the majority of which houses a Global Business Service Center that supports worldwide operations, under leases expiring in 2027. In Bangalore, India, we lease approximately 155,000 square feet of office space for our Global Business Service Center, which expires in 2026. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; and Kuala Lumpur, Malaysia. In addition to the properties noted above, we also lease other warehouse and office buildings in a majority of our other geographic areas of operation.

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

The closing price of our common shares on February 7, 2024, was $11.63. The approximate number of holders of record of our common shares as of February 7, 2024 was 475. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five-year period ended December 31, 2023. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2018 and that all dividends were reinvested. The Company updated its peer group during the year ended December 31, 2023 to be more representative of its product offerings and business model.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Herbalife Ltd.
S&P 500 Index
New Peer Group
Old Peer Group

	December 31,
	2018	2019	2020	2021	2022	2023
Herbalife Ltd.	$100.00	$80.87	$81.51	$69.43	$25.24	$25.89
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
New Peer Group(1)	$100.00	$121.80	$142.12	$143.40	$138.96	$128.70
Old Peer Group(2)	$100.00	$123.64	$140.80	$141.27	$140.25	$110.91

(1) The New Peer Group consists of BellRing Brands, Inc., Conagra Brands, Inc., Medifast, Inc., Nu Skin Enterprises, Inc., Post

Holdings Inc., The Hain Celestial Group, Inc., Tupperware Brands Corporation, and USANA Health Sciences, Inc.

(2) The Old Peer Group consists of Conagra Brands, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., The Hain Celestial Group,

Inc., Tupperware Brands Corporation, and USANA Health Sciences Inc.

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

Information with Respect to Purchases of Equity Securities by the Issuer

On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

We did not repurchase any of our common shares during the three months ended December 31, 2023. For further information on our share repurchases during the year ended December 31, 2023, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors, and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2022, or the 2022 10-K.

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

While we continue to monitor the current global financial environment including the impacts of the inflation, foreign exchange rate fluctuations, the war in Ukraine, and lingering COVID-19 pandemic, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures, other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. Many regions were seeing significant inflation, mainly during 2022, which impacted both our cost structures and our pricing. Effective June 2022 we instituted a 10% price increase to address rising inflation in most of our geographic markets across all product lines, most remaining markets instituted a similar increase effective during the third quarter of 2022. During 2023, we also continued to institute more localized price increases to address region or market-specific conditions. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was less than 1% of our consolidated total assets as of December 31, 2023.

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

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Financial Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a further discussion of risks related to these matters.

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

	Year Ended December 31,
	2023	2022	% Change	2022	2021	% Change
	(Volume Points in millions)
North America	1,160.9	1,430.2	(18.8)%	1,430.2	1,783.8	(19.8)%
Latin America	1,028.0	1,177.1	(12.7)%	1,177.1	1,348.8	(12.7)%
EMEA	1,222.9	1,353.4	(9.6)%	1,353.4	1,629.3	(16.9)%
Asia Pacific	2,151.5	2,156.5	(0.2)%	2,156.5	1,960.1	10.0%
China	237.6	261.4	(9.1)%	261.4	375.8	(30.4)%
Worldwide	5,800.9	6,378.6	(9.1)%	6,378.6	7,097.8	(10.1)%

Volume Points decreased 9.1% for 2023, after having decreased 10.1% for 2022 and we continue to see fewer new Members across many of our markets. As presented in the table above, the North America and Latin America volume point percentage declines are comparable between 2023 and 2022; for EMEA and China, the volume point percentage declines were lesser in 2023 than in 2022; and for Asia-Pacific, we experienced a slight volume decline in 2023 as opposed to a volume growth in 2022.

North America’s Volume Point decrease in 2023, continues to reflect fewer new Members and we believe, Members continue to work to re-establish and evolve pre-pandemic face-to-face approaches for their businesses and general inflationary pressures continue to be a challenge. Latin America’s Volume Point decreases for 2023 versus 2022 are due, we believe, to the cumulative adverse impact of difficult economic conditions including inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point lesser decrease for 2023 compared to 2022 reflects fewer new Members as, we believe, Members work to re-establish and evolve pre-pandemic face-to-face approaches for their businesses. EMEA results were also negatively impacted by inflationary pressure on customer demand, as well as political and economic uncertainty across certain markets in the region. The Asia Pacific region saw a small year-over-year Volume Point decline versus growth for the 2022 period. Although the India market, the largest in the region, once again achieved growth, the growth was less than the prior year and was more than offset by declines elsewhere in the region, particularly Vietnam, Indonesia, Malaysia and Korea. Such decline can be attributable in part, we believe, to weak economic climate and inflationary pressure that have led to a decline in customer demand. We also saw fewer new Members as Members transition back to traditional face-to-face approaches. China saw continuing but lesser Volume Point decreases for 2023. This trend reflects, we believe, our Members continue to adjust their business approaches to a confluence of factors, including changes we have made for our business and external conditions. Also, a surge of COVID cases late in 2022 and COVID related lock-downs had an adverse effect on our results and business recovery during the first quarter of 2023.

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
•
the Mark Hughes bonus payable to some of our most senior Members; and
•
other discretionary incentive bonuses to qualifying Members.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	23.5	22.6	21.4
Gross profit	76.5	77.4	78.6
Royalty overrides(1)	32.8	32.4	31.6
Selling, general, and administrative expenses(1)	36.9	34.8	34.6
Other operating income	(0.2)	(0.3)	(0.3)
Operating income	7.0	10.5	12.7
Interest expense	3.2	2.7	2.7
Interest income	0.2	0.2	0.1
Other (income) expense, net	—	(0.2)	0.4
Income before income taxes	4.0	8.2	9.7
Income taxes	1.2	2.0	2.0
Net income	2.8%	6.2%	7.7%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2023 as compared to the same period in 2022, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

Global inflationary pressures, supply chain challenges and other non-pandemic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. Lingering impacts from the COVID-19 pandemic may also continue to impact our results of operations in future quarters and their comparability to prior periods, both on a consolidated basis and at the regional level. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures which could impact our net sales and sales volumes. See the Sales by Geographic Region below for a more detailed discussion of each geographic region and individual market.

Financial Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Net sales were $5,062.4 million for the year ended December 31, 2023. Net sales decreased $142.0 million, or 2.7%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 1.6% for the year ended December 31, 2023 as compared to the same period in 2022. The 2.7% decrease in net sales for the year ended December 31, 2023 was primarily driven by a decrease in sales volume, as indicated by a 9.1% decrease in Volume Points, a 1.1% unfavorable impact of fluctuations in foreign currency exchange rates, and a 0.7% unfavorable impact of country sales mix, partially offset by an 8.5% favorable impact of price increases.

Net income was $142.2 million, or $1.42 per diluted share, for the year ended December 31, 2023. Net income decreased $179.1 million, or 55.7%, for the year ended December 31, 2023 as compared to the same period in 2022. The decrease in net income for the year ended December 31, 2023 was mainly due to $128.5 million lower contribution margin driven by lower net sales, $55.6 million higher selling, general, and administrative expenses and $21.2 million higher net interest expense; partially offset by $42.7 million lower income taxes.

Net income for the year ended December 31, 2023 included a $54.2 million pre-tax unfavorable impact ($43.6 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; a $32.1 million pre-tax unfavorable impact ($29.5 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; an $8.6 million pre-tax unfavorable impact ($7.5 million post-tax) related to the Korea customs duty settlement (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion); and a $1.0 million favorable impact ($1.0 million post-tax) on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion).

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,735.0 million for the year ended December 31, 2023, representing a decrease of $78.4 million, or 1.6%, as compared to the same period in 2022. In local currency, net sales decreased 0.7% for the year ended December 31, 2023 as compared to the same period in 2022. The 1.6% decrease in net sales for the year ended December 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 9.1% decrease in Volume Points, a 0.9% unfavorable impact of fluctuations in foreign currency exchange rates, and a 0.5% unfavorable impact of country sales mix, partially offset by an 8.9% favorable impact of price increases.

For a discussion of China’s net sales for the year ended December 31, 2023 as compared to the same period in 2022, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $1,937.8 million, or 40.9% of net sales, for the year ended December 31, 2023, representing a decrease of $67.5 million, or 3.4%, as compared to the same period in 2022. The 3.4% decrease in contribution margin for the year ended December 31, 2023 was primarily the result of a 9.1% unfavorable impact of volume decreases, a 2.4% unfavorable impact of foreign currency fluctuations, a 5.4% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material and manufacturing labor costs and increased allocated overhead costs due to lower production volume, and a 2.0% unfavorable impact of sales mix, partially offset by a 14.6% favorable impact of price increases.

China reported contribution margin of $274.4 million for the year ended December 31, 2023, representing a decrease of $61.0 million, or 18.2%, as compared to the same period in 2022. The 18.2% decrease in contribution margin for the year ended December 31, 2023 was primarily the result of a 9.1% unfavorable impact of volume decreases, a 5.3% unfavorable impact of foreign currency fluctuations, and a 3.6% unfavorable impact of sales mix, partially offset by 3.0% favorable impact of price increases.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
	2023	2022	% Change
	(Dollars in millions)
North America	$1,131.4	$1,262.2	(10.4)%
Latin America	820.9	785.8	4.5%
EMEA	1,068.8	1,078.5	(0.9)%
Asia Pacific	1,713.9	1,686.9	1.6%
China	327.4	391.0	(16.3)%
Worldwide	$5,062.4	$5,204.4	(2.7)%

North America

The North America region reported net sales of $1,131.4 million for the year ended December 31, 2023. Net sales decreased $130.8 million, or 10.4%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 10.3% for the year ended December 31, 2023 as compared to the same period in 2022. The 10.4% decrease in net sales for the year ended December 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 18.8% decrease in Volume Points, partially offset by a 7.7% favorable impact of price increases and a 0.7% favorable impact of country sales mix.

Net sales in the U.S. were $1,100.5 million for the year ended December 31, 2023. Net sales decreased $125.0 million, or 10.2%, for the year ended December 31, 2023 as compared to the same period in 2022.

Sales volumes declined for 2023 versus 2022. Emerging from pandemic conditions, we have fewer new Members in the region as Members work to re-establish and evolve traditional face-to-face approaches for their businesses. Inflationary pressures, although improving during the second half of 2023, have also challenged some areas of customer demand. We are supporting Members with increased numbers of in-person events, new product launches, targeted communications and sales incentives, as well as modernizing our technological tools in order to enhance our Members’ ability to market and sell our products and promote business opportunities. The region implemented 3.5% price increases during March 2023 and September 2023.

Latin America

The Latin America region reported net sales of $820.9 million for the year ended December 31, 2023. Net sales increased $35.1 million, or 4.5%, for the year ended December 31, 2023 as compared to the same periods in 2022. In local currency, net sales decreased 0.5% for the year ended December 31, 2023 as compared to the same periods in 2022. The 4.5% increase in net sales for the year ended December 31, 2023 was primarily due to a 10.2% favorable impact of price increases, a 5.0% favorable impact of fluctuations in foreign currency exchange rates and a 1.9% favorable impact of country sales mix, partially offset by a decrease in sales volume, as indicated by a 12.7% decrease in Volume Points.

Net sales in Mexico were $525.0 million for the year ended December 31, 2023. Net sales increased $50.4 million, or 10.6% for the year ended December 31, 2023 as compared to the same periods in 2022. In local currency, net sales decreased 2.5% for the year ended December 31, 2023 as compared to the same periods in 2022. The fluctuation of foreign currency exchange rates had a favorable impact of $62.3 million for the year ended December 31, 2023. A volume decline was seen for 2023 versus the prior year, attributable we believe to the cumulative impact of several years of declines in new Members and Sales Leaders and, the market has continued to face difficult economic conditions. We believe, inflationary conditions, which continued during the first half of 2023, have also created challenges for Members’ Nutrition Club operations, which continue to be an important DMO in the market. We are supporting Members with promotions that encourage volume, even at lower levels, for newer Members. During the second half of 2023, we experienced importation delays in Mexico as a result of the government delaying timely approval of importation permits which impacted certain of our inventory supply, which we believe adversely affected net sales towards the end of the year. To minimize the risk of disruption to our Mexico market, we continue to work closely with the Mexican government and have seen gradual improvements as additional importation permits were received. The market saw a 2% price increase during June 2023 and a 5% price increase during January 2023.

Other markets across the region also saw volume declines for the year ended December 31, 2023 versus the 2022 periods. The region has seen difficult economic conditions as well as market-specific factors including political and social instability. Inflationary pressures, improving but remained elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand. The sales volume declines in markets other than Mexico was greatest for Chile, Colombia, Brazil, and Peru. Promotional efforts within the region include increasing in-person activities, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products. The majority of the markets in the region instituted price increases to address market-specific conditions during the year ended December 31, 2023.

EMEA

The EMEA region reported net sales of $1,068.8 million for the year ended December 31, 2023. Net sales decreased $9.7 million, or 0.9% for the year ended December 31, 2023 as compared to the same periods in 2022. In local currency, net sales increased 0.8% for the year ended December 31, 2023 as compared to the same periods in 2022. The 0.9% decrease in net sales for the year ended December 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 9.6% decrease in Volume Points, and an 1.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 10.9% favorable impact of price increases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Volumes declined, to a lesser extent, across most EMEA markets during the year ended December 31, 2023 as compared to the 2022 period. Economic conditions across the region, including inflation in certain markets, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets for the year ended December 31, 2023 as compared to the 2022 comparative periods were led by Russia and Spain, partially offset by increases in Kazakhstan. Our Russia entity had significant volume declines during the year ended December 31, 2023 compared to the prior year comparative period, due to the suspension of product shipments to our Russia entity where its inventory has been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products in Kazakhstan, among other neighboring markets, has led to an increase in volume in Kazakhstan.

Focus areas for Herbalife and our Members in the region include branding and promotions, supporting increased numbers of in-person events, launching new products, strengthening the Nutrition Club DMO in certain markets, and other promotional initiatives to incentivize sales. The majority of the markets in the region instituted price increases to address market-specific conditions during the year ended December 31, 2023.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,713.9 million for the year ended December 31, 2023. Net sales increased $27.0 million, or 1.6%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales increased 5.3% for the year ended December 31, 2023 as compared to the same period in 2022. The 1.6% increase in net sales for the year ended December 31, 2023 was primarily due to an 8.0% favorable impact of price increases, partially offset by a 3.7% unfavorable impact of fluctuations in foreign currency exchange rates, a 2.1% unfavorable impact of sales mix, and a decrease in sales volume, as indicated by a 0.2% decrease in Volume Points.

Net sales in India were $796.6 million for the year ended December 31, 2023. Net sales increased $119.5 million, or 17.6%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales increased 23.5% for the year ended December 31, 2023 as compared to the same period in 2022. The fluctuation of foreign currency exchange rates had an unfavorable impact of $39.8 million on net sales for the year ended December 31, 2023. Sales volumes have increased in India in recent years as we continue to promote our brand, such as through sports sponsorships, increase the number of in-person events, launch new products, strengthen the Preferred Customer program in the market, and make it easier for our Members to do business, such as by improving product access points and payment methods. The India market implemented a 4.5% price increase in November 2023.

Net sales in Vietnam were $279.0 million for the year ended December 31, 2023. Net sales decreased $19.9 million, or 6.7%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 4.9% for the year ended December 31, 2023 as compared to the same period in 2022. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.2 million on net sales for the year ended December 31, 2023. Vietnam saw a sales volume decline for 2023 versus 2022. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor, and we believe, macroeconomic conditions in the market continue to create challenges. The market implemented a 3% price increase in March 2023. Further, changes to direct-selling regulations in the market were approved by local government in April 2023; we continue to work closely with Vietnam government and monitor these regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets sales volume was down for the year ended December 31, 2023 as compared to the 2022 periods, most significantly for Indonesia, Malaysia and South Korea. Emerging from pandemic conditions, we are seeing lower levels of member retention and new Members for some markets as Members transition back to traditional face-to-face approaches from pandemic-driven virtual methods, and as Members’ Nutrition Club operations recover from pandemic disruption and inflationary pressure in certain markets that have also challenged some areas of customer demand. Our efforts in the region include promotional initiatives to incentivize sales, launching new products, and expanding successful country initiatives throughout the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2023.

China

The China region reported net sales of $327.4 million for the year ended December 31, 2023. Net sales decreased $63.6 million, or 16.3%, for the year ended December 31, 2023 as compared to the same period in 2022. In local currency, net sales decreased 11.8% for the year ended December 31, 2023 as compared to the same period in 2022. The 16.3% decrease in net sales for the year ended December 31, 2023 was primarily due to a decrease in sales volume, as indicated by a 9.1% decrease in Volume Points, a 4.5% unfavorable impact of fluctuations in foreign currency exchange rates, and a 3.1% unfavorable impact of sales mix, partially offset by a 2.6% favorable impact of price increases.

Sales volume declines of recent years for the China market continued, but lessened, in the year ended December 31, 2023 versus the 2022 periods, a continuing result, we believe, of our Members being challenged to adjust their business approaches to a confluence of factors. These factors include increases we made during 2020 and 2021 to the requirements for sales representatives to be eligible to apply to be an independent service provider. In addition, the frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, are improving but continue to be below pre-pandemic levels. These meeting declines were initially driven by government regulatory constraints and subsequently by the constraints of COVID pandemic conditions. Steps to adjust to these changing conditions have included some Members establishing daily consumption-oriented Nutrition Clubs such as in other regions of the world, however in the near term these efforts have diverted from traditional business approaches. Also, a surge of COVID cases late in 2022 had an adverse effect on our results and business during the first quarter of 2023. China had no price increases during the twelve months ended December 31, 2023.

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

Sales by Product Category

Net sales by product category were as follows:

	Year Ended December 31,
	2023	2022	% Change
	(Dollars in millions)
Weight Management	$2,851.7	$2,954.2	(3.5)%
Targeted Nutrition	1,480.0	1,512.7	(2.2)%
Energy, Sports, and Fitness	560.3	550.6	1.8%
Outer Nutrition	82.5	85.8	(3.8)%
Literature, Promotional, and Other(1)	87.9	101.1	(13.1)%
Total	$5,062.4	$5,204.4	(2.7)%

(1) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the majority of product categories decreased for the year ended December 31, 2023 as compared to the same period in 2022. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,871.4 million and $4,030.8 million for the years ended December 31, 2023 and 2022, respectively. Gross profit as a percentage of net sales was 76.5% and 77.4% for the years ended December 31, 2023 and 2022, respectively, or an unfavorable net decrease of 98 basis points.

The decrease in gross profit as a percentage of net sales for the year ended December 31, 2023 as compared to the same period in 2022 included unfavorable cost changes related to self-manufacturing and sourcing of 218 basis points primarily related to increased raw material, manufacturing labor, and increased allocated overhead costs due to lower production volume; the unfavorable impact of foreign currency fluctuations of 70 basis points; unfavorable changes in sales mix of 51 basis points; and unfavorable other cost changes of 3 basis points; partially offset by the favorable impact of price increases of 220 basis points; the favorable impact of lower inventory write-downs of 16 basis points; and the favorable impact of cost changes of 8 basis points relating to lower outbound freight costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $1,659.2 million and $1,690.1 million for the years ended December 31, 2023 and 2022, respectively. Royalty overrides as a percentage of net sales were 32.8% and 32.4% for the years ended December 31, 2023 and 2022, respectively.

The increase in royalty overrides as a percentage of net sales for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,866.0 million and $1,810.4 million for the years ended December 31, 2023 and 2022, respectively. Selling, general, and administrative expenses as a percentage of net sales were 36.9% and 34.8% for the years ended December 31, 2023 and 2022, respectively.

The increase in selling, general, and administrative expenses for the year ended December 31, 2023 as compared to the same period in 2022 was driven by $46.2 million in higher labor and benefits costs, $26.5 million in higher professional fees primarily from expenses related to the Digital Technology Program, $10.6 million in higher non-income tax expense primarily from the Korea customs duty settlement, $9.1 million in higher foreign exchange losses, partially offset by $31.2 million in lower service fees for China independent service providers due to lower sales in China, and $13.4 million of favorable impact of changes in market value of deferred compensation assets. The increase in labor and benefit costs includes higher employee retention and separation costs related to the Transformation Program, unfavorable impact of changes in market value of deferred compensation liabilities, and savings on labor cost resulting from the Transformation Program.

See Note 14, Transformation Program, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our Transformation Program.

Other Operating Income

The $10.2 million of other operating income for the year ended December 31, 2023 consisted of $10.2 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $14.9 million of other operating income for the year ended December 31, 2022 consisted of $14.9 million of government grant income for China.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Interest expense	$165.9	$139.3
Interest income	(11.5)	(6.1)
Interest expense, net	$154.4	$133.2

The increase in interest expense, net for the year ended December 31, 2023 as compared to the same periods in 2022 was primarily due to an increase in our weighted-average interest rate, partially offset by a decrease in our overall weighted-average borrowings.

Other (Income) Expense, Net

The $1.0 million of other income, net for the year ended December 31, 2023 consisted of a gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $12.8 million of other income, net for the year ended December 31, 2022 consisted of a gain on the extinguishment of a portion of the 2024 Convertible Notes.

Income Taxes

Income taxes were $60.8 million and $103.5 million for the years ended December 31, 2023 and 2022, respectively. The effective income tax rate was 30.0% and 24.4% for the years ended December 31, 2023 and 2022, respectively. The increase in the effective tax rate for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to changes in the geographic mix of our income, partially offset by an increase in net tax benefits from discrete events.

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

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $575.2 million cash and cash equivalents as of December 31, 2023 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future share repurchases, debt repayments, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2023 and 2022.

For the year ended December 31, 2023, we generated $357.5 million of operating cash flow as compared to $352.5 million for the same period in 2022. The increase in our operating cash flow was the result of $170.8 million of favorable changes in operating assets and liabilities, partially offset by $165.8 million of lower net income excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows. The $170.8 million of favorable changes in operating assets and liabilities was primarily the result of favorable changes in inventories, and other current liabilities primarily from favorable changes in accrued compensation; partially offset by unfavorable changes in Other primarily from capitalized implementation costs of cloud-based hosting arrangements and unrecognized tax benefits. The favorable changes in accrued compensation was primarily from lower employee bonus payments in 2023. The $165.8 million of lower net income excluding non-cash and reconciling items was primarily driven by lower contribution margin driven by lower net sales (See Financial Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022 above for further discussion), higher selling, general and administrative expenses, and higher interest expense.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2023 and 2022 were $140.1 million and $164.1 million, respectively. The majority of these expenditures during the twelve months ended December 31, 2023 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $ 145 million to $195 million for the full year 2024, which includes Herbalife One. Based on our estimates, we expect our total future capital expenditures to remain elevated during 2024 and 2025 as a result of Herbalife One, where we have incurred approximately half of the expected implementation costs relating to Herbalife One as of December 31, 2023. In addition, based on the Herbalife One implementation costs incurred thus far, we expect to begin recognizing non-cash amortization expenses of approximately $30 million within our 2024 consolidated statement of income; thereafter, we expect to recognize similar amounts of non-cash amortization expenses which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of at least $115 million with approximately $70 million of savings realized in 2023 and approximately $115 million of savings expected to be realized in 2024 and thereafter. We also expect to incur total pre-tax expenses of at least $95 million to realize these annual run-rate savings. We have already incurred total pre-tax expenses of approximately $79.2 million through December 31, 2023, of which $54.2 million, $12.1 million and $12.9 million, were recognized in selling, general, and administrative expenses within our consolidated statements of income during the years ended December 31, 2023, 2022 and 2021, respectively. In addition, we expect a total of $20 million to $25 million of related capital expenditures through 2024, primarily relating to technology, to support the Transformation Program. Since the Transformation Program is still ongoing and expected to be completed in 2024, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of December 31, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i)March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and we exceed certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of December 31, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within our consolidated statement of income during the first quarter of 2020.

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

During the second quarter of 2023, we amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR, in connection with the discontinuation of LIBOR as of June 30, 2023. Following the transition, borrowings utilizing SOFR under the 2018 Credit Facility began using the “Adjusted Term SOFR”, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively. We incurred approximately $1.1 million of debt issuance costs in connection with these amendments. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as modifications of the 2018 Credit Facility. Of the $1.1 million of debt issuance costs, approximately $1.0 million was recorded on our consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.1 million was recognized in interest expense within our consolidated statement of income during the second quarter of 2023.

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2023 and 2022, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Pursuant to the terms of the excess cash flow clause, and based on the 2023 excess cash flow calculation and consolidated leverage ratio as of December 31, 2023, as described and defined under the terms of the 2018 Credit Facility, we will be expecting to make a $66.1 million mandatory prepayment towards the 2018 Term Loan B during the first quarter of 2024.

During the year ended December 31, 2023, we borrowed an aggregate amount of $199.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $288.0 million on amounts outstanding under the 2018 Credit Facility, which included $259.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2022, we borrowed an aggregate amount of $564.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $683.0 million on amounts outstanding under the 2018 Credit Facility, which included $654.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of December 31, 2023 and 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $886.7 million and $975.7 million, respectively. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. Although, there were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2023, the remaining available borrowing capacity, which was reduced by the issued but undrawn letters of credit against our 2018 Revolving Credit Facility, was approximately $285 million as of December 31, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62% and 4.08%, respectively. We are currently assessing our options to refinance our 2018 Credit Facility.

See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2018 Credit Facility.

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

In December 2022, we issued $277.5 million aggregate principal of new convertible senior notes due 2028 as described below, and subsequently used the proceeds, to repurchase $287.5 million of our existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. In August 2023, we repurchased $65.5 million of our existing 2024 Convertible Notes through open market purchases for an aggregate purchase price of $65.1 million, which included $0.8 million of accrued interest. As of December 31, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $197.0 million.

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

Contractual Obligations

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. For those noncancelable inventory purchase agreements which are long-term in nature and with terms in excess of one year, as of December 31, 2023, we have approximately $79 million of noncancelable inventory purchase commitments relating to 2024 and expect approximately $75 million relating to 2025. Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, warehouses, distribution centers, manufacturing centers, and equipment.

For a further discussion on our debt and operating lease commitments as of December 31, 2023, see the sections above as well as Note 4, Leases and Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2023, the total amount of our foreign subsidiary cash and cash equivalents was $390.4 million, of which $37.9 million was held in U.S. dollars. As of December 31, 2023, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $184.8 million.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2023, Herbalife Ltd. had approximately $2.9 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2023, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no material off-balance sheet arrangements except for those described in Note 5, Long-Term Debt, and Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Share Repurchases

On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

During the year ended December 31, 2023, we did not repurchase any of our common shares through open-market purchases. During the year ended December 31, 2022, we repurchased approximately 3.7 million of our common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares.

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

Working Capital and Operating Activities

As of December 31, 2023 and 2022, we had working capital of $121.7 million and $379.5 million, respectively, or a decrease of $257.8 million. The decrease was primarily due to a decrease in inventories, and increases in the current portion of long-term debt primarily relating to our 2024 Convertible Notes, which mature in less than one year and a mandatory prepayment towards the 2018 Term Loan B we are expecting to make during the first quarter of 2024, and increases in other current liabilities; partially offset by increases in cash and cash equivalents and prepaid expenses and other current assets.

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

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2023.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2023, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for both of the years ended December 31, 2023 and 2022.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $24.2 million and $31.5 million to present them at their lower of cost and net realizable value in our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Under the quantitative method for impairment testing of goodwill, which is done at the reporting unit level, we primarily use an income approach in order to determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value. During fiscal year 2023, we performed a quantitative assessment and determined that the fair value of each reporting unit was significantly greater than its respective carrying value.

Under the quantitative method for impairment testing of our marketing-related intangible assets, we use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing-related intangible assets in order to confirm there is no impairment required. An impairment loss is recognized to the extent that the carrying amount of the assets exceeds their fair value. During fiscal year 2023, we performed a quantitative assessment of our marketing-related intangible assets and determined that the fair value of the assets was significantly greater than their carrying value.

As of December 31, 2023 and 2022, we had goodwill of approximately $95.4 million and $93.2 million, respectively. The increase in goodwill during the year ended December 31, 2023 was due to foreign currency translation adjustments. As of both December 31, 2023 and 2022, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the years ended December 31, 2023 and 2022. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2023 and 2022, the aggregate notional amounts of these contracts outstanding were approximately $76.3 million and $70.6 million, respectively. As of December 31, 2023, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months.

Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2023, we recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, we recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2023 and December 31, 2022.

As of both December 31, 2023 and 2022, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2023 and 2022, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2023, the aggregate annual maturities of the 2018 Credit Facility were expected to be $94.7 million for 2024 and $792.0 million for 2025. As of December 31, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $236.1 million and $650.6 million, respectively, and the carrying values were $235.5 million and $648.2 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2023. As of December 31, 2022, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $250.0 million, $638.8 million, and $60.0 million, respectively, and the carrying values were $257.0 million, $654.3 million, and $60.0 million, respectively. The 2018 Credit Facility bears variable interest rates, and as of December 31, 2023 and 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62% and 4.08%, respectively.

During the first quarter of 2020, we entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for us to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on our total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense within our consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of December 31, 2023 and 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, we recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

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

As of December 31, 2023, the fair value of the 2024 Convertible Notes was approximately $196.2 million, and the carrying value was $196.8 million. As of December 31, 2022, the fair value of the 2024 Convertible Notes was approximately $243.3 million and the carrying value was $261.2 million. The 2024 Convertible Notes pay interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024.

As of December 31, 2023, the fair value of the 2028 Convertible Notes was approximately $320.9 million, and the carrying value was $270.5 million. As of December 31, 2022, the fair value of the 2028 Convertible Notes was approximately $305.4 million, and the carrying value was $269.1 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of December 31, 2023, the fair value of the 2025 Notes was approximately $596.8 million and the carrying value was $597.1 million. As of December 31, 2022, the fair value of the 2025 Notes was approximately $534.4 million and the carrying value was $595.6 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $9.1 million or increase by approximately $9.2 million, respectively.

As of December 31, 2023, the fair value of the 2029 Notes was approximately $471.6 million and the carrying value was $594.5 million. As of December 31, 2022, the fair value of the 2029 Notes was approximately $412.5 million and the carrying value was $593.6 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $20.6 million or increase by approximately $21.8 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2023 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

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

(u)
4.8	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 hereto)	(u)
4.9	Indenture, dated as of December 9, 2022, between Herbalife Nutrition Ltd. and U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2028	(z)
4.10	Form of Global Note for 4.25% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.9 hereto).	(z)
4.11	Description of Registrant's Securities	(o)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(o)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(o)
10.3	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(e)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(l)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(j)
10.13#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(t)
10.14#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(w)
10.15#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(w)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(w)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(w)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(h)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(h)
10.21	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(f)
10.22#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(y)
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
10.26

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

(dd)

10.47#	Employment Agreement, dated as of January 3, 2024, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
97.1	Herbalife Ltd. Clawback Policy	*
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL (included as Exhibit 101)	*

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments in 2022.

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

The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are the significant judgment by management when assessing the likelihood of a loss being incurred and when determining whether a reasonable estimate of the loss or range of loss for each matter can be made, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing and evaluating management’s assessment of loss contingencies associated with legal and non-income tax matters. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

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

February 14, 2024

We have served as the Company’s auditor since 2013.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$575.2	$508.0
Receivables, net of allowance for doubtful accounts	81.2	70.6
Inventories	505.2	580.7
Prepaid expenses and other current assets	237.7	196.8
Total current assets	1,399.3	1,356.1
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	506.5	486.3
Operating lease right-of-use assets	185.8	207.1
Marketing-related intangibles and other intangible assets, net	314.0	315.7
Goodwill	95.4	93.2
Other assets	308.4	273.6
Total assets	$2,809.4	$2,732.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84.0	$89.8
Royalty overrides	343.4	343.3
Current portion of long-term debt	309.5	29.5
Other current liabilities	540.7	514.0
Total current liabilities	1,277.6	976.6
Long-term debt, net of current portion	2,252.9	2,662.5
Non-current operating lease liabilities	167.6	192.4
Other non-current liabilities	171.6	166.4
Total liabilities	3,869.7	3,997.9
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 99.2 million (2023) and 97.9 million (2022) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	233.9	188.7
Accumulated other comprehensive loss	(232.0)	(250.2)
Accumulated deficit	(1,062.3)	(1,204.5)
Total shareholders’ deficit	(1,060.3)	(1,265.9)
Total liabilities and shareholders’ deficit	$2,809.4	$2,732.0

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Net sales	$5,062.4	$5,204.4	$5,802.8
Cost of sales	1,191.0	1,173.6	1,239.3
Gross profit	3,871.4	4,030.8	4,563.5
Royalty overrides	1,659.2	1,690.1	1,833.7
Selling, general, and administrative expenses	1,866.0	1,810.4	2,012.1
Other operating income	(10.2)	(14.9)	(16.4)
Operating income	356.4	545.2	734.1
Interest expense	165.9	139.3	153.1
Interest income	11.5	6.1	4.4
Other (income) expense, net	(1.0)	(12.8)	24.6
Income before income taxes	203.0	424.8	560.8
Income taxes	60.8	103.5	113.6
Net income	$142.2	$321.3	$447.2
Earnings per share:
Basic	$1.44	$3.26	$4.22
Diluted	$1.42	$3.23	$4.13
Weighted-average shares outstanding:
Basic	99.0	98.5	105.9
Diluted	100.2	99.5	108.3

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net income	$142.2	$321.3	$447.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $1.3 (2023), $1.1 (2022), and $0.2 (2021)	17.6	(36.6)	(33.2)
Unrealized gain (loss) on derivatives, net of income taxes of $(0.2) (2023), $— (2022), and $— (2021)	0.6	(1.8)	3.6
Total other comprehensive income (loss)	18.2	(38.4)	(29.6)
Total comprehensive income	$160.4	$282.9	$417.6

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2020	$0.1	$(328.9)	$342.3	$(182.2)	$(687.4)	$(856.1)
Issuance of 1.7 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		4.2			4.2
Additional capital from share-based compensation			54.1			54.1
Repurchases of 21.0 common shares	—		(82.5)		(928.8)	(1,011.3)
Net income					447.2	447.2
Foreign currency translation adjustment, net of income taxes of $0.2				(33.2)		(33.2)
Unrealized gain on derivatives, net of income taxes of $—				3.6		3.6
Balance as of December 31, 2021	0.1	(328.9)	318.1	(211.8)	(1,169.0)	(1,391.5)
Issuance of 1.2 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		4.1			4.1
Additional capital from share-based compensation			44.4			44.4
Repurchases of 4.1 common shares	—		(23.9)		(122.8)	(146.7)
Retirement of treasury stock		328.9	(17.3)		(311.6)	—
Net income					321.3	321.3
Foreign currency translation adjustment, net of income taxes of $1.1				(36.6)		(36.6)
Unrealized loss on derivatives, net of income taxes of $—				(1.8)		(1.8)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of December 31, 2022	0.1	—	188.7	(250.2)	(1,204.5)	(1,265.9)
Issuance of 1.9 common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—		3.2			3.2
Additional capital from share-based compensation			48.0			48.0
Repurchases of 0.6 common shares	—		(11.0)		—	(11.0)
Net income					142.2	142.2
Foreign currency translation adjustment, net of income taxes of $1.3				17.6		17.6
Unrealized gain on derivatives, net of income taxes of $(0.2)				0.6		0.6
Other			5.0			5.0
Balance as of December 31, 2023	$0.1	$—	$233.9	$(232.0)	$(1,062.3)	$(1,060.3)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash flows from operating activities:
Net income	$142.2	$321.3	$447.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.3	115.4	107.6
Share-based compensation expenses	48.0	44.4	54.1
Non-cash interest expense	7.4	6.7	30.1
Deferred income taxes	(41.1)	(29.9)	(33.3)
Inventory write-downs	28.5	38.4	28.8
Foreign exchange transaction loss	6.0	9.1	14.3
(Gain) Loss on extinguishment of debt	(1.0)	(12.8)	24.6
Other	6.5	(17.0)	5.2
Changes in operating assets and liabilities:
Receivables	(12.6)	(9.1)	9.6
Inventories	57.5	(68.4)	(129.1)
Prepaid expenses and other current assets	(13.8)	(12.4)	(49.3)
Accounts payable	(7.4)	(1.1)	6.9
Royalty overrides	(6.5)	(9.6)	17.8
Other current liabilities	23.8	(53.6)	(68.8)
Other	6.7	31.1	(5.4)
Net cash provided by operating activities	357.5	352.5	460.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(135.0)	(156.4)	(151.4)
Other	0.2	0.2	(5.0)
Net cash used in investing activities	(134.8)	(156.2)	(156.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	215.2	564.2	671.1
Principal payments on senior secured credit facility and other debt	(289.6)	(683.5)	(563.5)
Proceeds from convertible senior notes	—	277.5	—
Repayment of convertible senior notes	(64.3)	(273.2)	—
Proceeds from senior notes	—	—	600.0
Repayment of senior notes	—	—	(420.7)
Debt issuance costs	(1.8)	(7.2)	(8.4)
Share repurchases	(11.0)	(146.7)	(1,011.3)
Other	3.2	4.2	4.2
Net cash used in financing activities	(148.3)	(264.7)	(728.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4.8	(25.7)	(18.9)
Net change in cash, cash equivalents, and restricted cash	79.2	(94.1)	(443.6)
Cash, cash equivalents, and restricted cash, beginning of period	516.3	610.4	1,054.0
Cash, cash equivalents, and restricted cash, end of period	$595.5	$516.3	$610.4
Cash paid during the year:
Interest paid	$159.1	$133.5	$143.5
Income taxes paid	$133.1	$144.9	$156.3

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

Recently Adopted Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging — Portfolio Layer Method. This ASU improves hedge accounting to better portray the economic results of an entity’s risk management activities in its financial statements. It expands the current last-of-layer method that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio, and to reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The amendments in this update are effective for reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose key terms of the programs and a rollforward of the related obligations. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for reporting periods beginning after December 15, 2022, except for the amendment on rollforward information, which is effective for periods beginning after December 15, 2023. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s consolidated financial statements.

In July 2023, the FASB issued ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement- Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation- Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 − General Revision of Regulation S-X: Income or Loss Applicable to Common Stock, which among various updates, includes (1) clarification on comprehensive income presentation for registrants having more than one class of common stock and (2) more specifically, clarifies language on considering the impact of material non-public information over share-based payment transactions, such as spring-loaded grants, when a) estimating the expected volatility for valuation purposes and b) calculating the fair value of the share based payment transactions to take into account a minimum amount of factors, including the current price of underlying shares. In addition, this ASU, also describes disclosure requirements for share-based payment transactions relating to these types of spring-loaded grant arrangements. This ASU does not provide any new guidance so there is no transition or effective date associated with this ASU which did not have a material impact on the Company’s consolidated financial statements.

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

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and (2) reduce diversity in practice. The standard will require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). In addition, the update on the standard requires certain disclosures enabling financial statement users to understand the nature and financial effect of the joint venture formation in the period in which the formation date occurs. The amendments in this update do not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the accounting standards codification in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures over reportable segment expenses were limited. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal year beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $18.7 million, $9.7 million, and $6.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statements of cash flows, respectively. The Company did not owe any amounts to this financial institution as of December 31, 2023 and 2022.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $61.5 million and $52.4 million as of December 31, 2023 and 2022, respectively. Substantially all credit card receivables were current as of December 31, 2023 and 2022. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded bad-debt expense related to allowances for the Company’s receivables of $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the Company’s allowance for doubtful accounts was $1.7 million and $2.1 million, respectively. As of December 31, 2023 and 2022, the majority of the Company’s total outstanding accounts receivable were current.

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

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective-interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $7.1 million, $6.3 million, and $6.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the Company’s remaining unamortized debt issuance costs were $19.2 million and $25.4 million, respectively.

Long-Lived Assets

As of December 31, 2023 and 2022, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2023	2022
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$51.2	$51.2
Furniture and fixtures	26.3	26.8
Equipment	1,172.2	1,181.5
Building and leasehold improvements	268.5	260.8
Total property, plant, and equipment, at cost	1,518.2	1,520.3
Less: accumulated depreciation and amortization	(1,011.7)	(1,034.0)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$506.5	$486.3

The depreciation of furniture, fixtures, and equipment (including computer hardware) and amortization of software (which is also included in equipment described above), is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $277.8 million and $234.1 million as of December 31, 2023 and 2022, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general, and administrative expenses totaled $88.9 million, $94.3 million, and $89.2 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a quantitative assessment during the fourth quarter of 2023, in which it used a discounted cash flow approach to estimate the fair value of a reporting unit, and determined that the fair value of each reporting unit was greater than its respective carrying value. If the fair value of the reporting unit was less than the carrying value, then a goodwill impairment amount would be recorded for the difference. For the marketing-related intangible assets, the Company performed a quantitative assessment during the fourth quarter of 2023, in which it used a discounted cash flow model under the relief-from-royalty method in order to determine the fair value, and determined that the fair value of the assets was greater than their carrying value. If the fair value of the assets was less than the carrying value, then an impairment amount would be recorded for the difference. During the years ended December 31, 2023, 2022, and 2021, there were no additions to or impairments of marketing-related intangible assets. As of both December 31, 2023 and 2022, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise. During the years ended December 31, 2023, 2022 and 2021, there were no additions to or impairments of goodwill. As of December 31, 2023 and 2022, the goodwill balance was $95.4 million and $93.2 million, respectively. The increase in goodwill during the year ended December 31, 2023 was due to foreign currency translation adjustments.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2023	2022
	(in millions)
Cash and cash equivalents	$575.2	$508.0
Restricted cash included in Prepaid expenses and other current assets	15.3	2.5
Restricted cash included in Other assets	5.0	5.8
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$595.5	$516.3

The majority of the Company’s consolidated restricted cash held by certain of its foreign entities consists of cash deposits that are required due to the business operating requirements in those jurisdictions. In addition, as of December 31, 2023, the Company's consolidated restricted cash also includes $12.5 million in deposits into an escrow account in the U.S. for the class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. See Note 7, Contingencies, for further information.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 7, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2023 as the annual requirement was met.

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $10.2 million, $14.9 million, and $16.4 million during the years ended December 31, 2023, 2022, and 2021, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other (Income) Expense, Net

During the year ended December 31, 2023, the Company recognized a $1.0 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt) in other (income) expense, net within its consolidated statements of income.

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

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $54.1 million, $46.8 million, and $47.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding stock appreciation rights, or SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Weighted-average shares used in basic computations	99.0	98.5	105.9
Dilutive effect of exercise of equity grants outstanding	1.0	1.0	2.4
Dilutive effect of 2028 Convertible Notes	0.2	—	—
Weighted-average shares used in diluted computations	100.2	99.5	108.3

There were an aggregate of 5.7 million, 4.5 million and 1.0 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the years ended December 31, 2023, 2022, and 2021, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2024 Convertible Notes. For the years ended December 31, 2023, 2022, and 2021, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2023, 2022, and 2021. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. The dilutive impact for the years ended December 31, 2023 and 2022 is 0.2 million and less than 0.1 million common shares, respectively. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 5, Long-Term Debt.

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

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2023, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2022 and any remaining such balance was not material as of December 31, 2023. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 15, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $1.9 million and $2.1 million as of December 31, 2023 and 2022, respectively.

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

Non-Cash Investing and Financing Activities

During the years ended December 31, 2023, 2022, and 2021, the Company recorded $27.5 million, $28.9 million, and $24.6 million, respectively, of non-cash capital expenditures.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded $2.7 million, zero and zero, respectively, of non-cash borrowings.

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

3. Inventories

The following are the major classes of inventory:

	December 31,
	2023	2022
	(in millions)
Raw materials	$80.3	$83.1
Work in process	10.0	7.0
Finished goods	414.9	490.6
Total	$505.2	$580.7

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2023, 2022, and 2021.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31,
	2023	2022	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$185.8	$207.1	Operating lease right-of-use assets
Finance lease right-of-use assets	1.6	1.3	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(1)
Total lease assets	$187.4	$208.4
LIABILITIES:
Current:
Operating lease liabilities	$39.5	$37.4	Other current liabilities
Finance lease liabilities	0.8	0.6	Current portion of long-term debt
Non-current:
Operating lease liabilities	167.6	192.4	Non-current operating lease liabilities
Finance lease liabilities	0.9	0.7	Long-term debt, net of current portion
Total lease liabilities	$208.8	$231.1

(1) Finance lease assets are recorded net of accumulated amortization of $2.9 million and $2.3 million as of December 31, 2023 and 2022, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost(1)(2)	$61.3	$65.9	$67.1
Finance lease cost
Amortization of right-of-use assets	0.6	0.4	0.3
Interest on lease liabilities	0.1	—	—
Net lease cost	$62.0	$66.3	$67.4

(1) Includes short-term leases and variable lease costs, which were $6.2 million and $3.2 million, respectively, for the year ended December 31, 2023, $7.0 million and $3.0 million, respectively, for the year ended December 31, 2022, and $9.5 million and $1.9 million, respectively, for the year ended December 31, 2021. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2) Amount includes $56.7 million, $61.4 million, and $62.7 million recorded to selling, general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2023, 2022, and 2021, respectively, and $4.6 million, $4.5 million, and $4.4 million capitalized as part of the cost of another asset, which includes inventories, for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2024	$48.8	$0.9
2025	41.2	0.5
2026	31.2	0.3
2027	27.1	0.1
2028	22.0	—
Thereafter	79.6	—
Total lease payments	249.9	1.8
Less: imputed interest	42.8	0.1
Present value of lease liabilities	$207.1	$1.7

(1) Operating lease payments exclude $1.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

	December 31,
	2023	2022	2021
Weighted-average remaining lease term:
Operating leases	6.7 years	7.3 years	7.8 years
Finance leases	2.5 years	2.5 years	3.0 years
Weighted-average discount rate:
Operating leases	5.2%	4.9%	4.8%
Finance leases	5.5%	4.4%	3.6%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$52.0	$56.6	$50.2
Operating cash flows for finance leases	0.1	—	—
Financing cash flows for finance leases	0.6	0.4	0.3
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	19.5	36.3	46.0
Finance leases	1.1	0.7	1.0

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2023	2022
	(in millions)
Borrowings under senior secured credit facility, carrying value	$883.7	$971.3
2.625% convertible senior notes due 2024, carrying value	196.8	261.2
4.250% convertible senior notes due 2028, carrying value	270.5	269.1
7.875% senior notes due 2025, carrying value	597.1	595.6
4.875% senior notes due 2029, carrying value	594.5	593.6
Other	19.8	1.2
Total	2,562.4	2,692.0
Less: current portion	309.5	29.5
Long-term portion	$2,252.9	$2,662.5

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date. As described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of December 31, 2023. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes as described below, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company’s prior senior secured credit facility.

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

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025, or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeds $350.0 million and the Company exceeds certain leverage ratios as of that date (as described further below, the outstanding principal on the 2024 Convertible Notes was less than $350.0 million as of December 31, 2023); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense within the Company’s consolidated statement of income during the first quarter of 2020.

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

During the second quarter of 2023, the Company amended the 2018 Credit Facility which, among other things, increased the leverage ratio covenant under both the 2018 Term Loan A and 2018 Revolving Credit Facility. In addition, the 2018 Credit Facility was also amended to transition from LIBOR to the Secured Overnight Financing Rate, or SOFR, in connection with the discontinuation of LIBOR as of June 30, 2023. Following the transition, borrowings utilizing SOFR under the 2018 Credit Facility began using the “Adjusted Term SOFR”, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively. The Company incurred approximately $1.1 million of debt issuance costs in connection with these amendments. For accounting purposes, pursuant to ASC 470, these transactions were accounted for as modifications of the 2018 Credit Facility. Of the $1.1 million of debt issuance costs, approximately $1.0 million was recorded on the Company’s consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.1 million was recognized in interest expense within the Company’s consolidated statement of income during the second quarter of 2023.

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

Beginning July 1, 2023, the borrowings utilizing SOFR under both the 2018 Term Loan A and 2018 Revolving Credit Facility, bear interest at, depending on the Company’s total leverage ratio, either the Adjusted Term SOFR plus a margin of between 1.75% and 2.25%, or the base rate plus a margin of between 0.75% and 1.25%. The applicable margin may also be subject to certain premiums or discounts tied to criteria determined by certain sustainability targets, as described above. Borrowings utilizing SOFR under the 2018 Term Loan B began bearing interest at either, the Adjusted Term SOFR plus a margin of 2.50%, or the base rate plus a margin of 1.50%. The Adjusted Term SOFR is also subject to a floor of 0.00%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal and continues to be subject to a floor of 1.00%. The transition to Adjusted Term SOFR did not affect the margins previously applied to LIBOR or the base rate, as described further above. The Company will continue to be required to pay a commitment fee on the 2018 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2018 Revolving Credit Facility. Interest continues to be due at least quarterly on amounts outstanding under the 2018 Credit Facility.

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of December 31, 2023 and 2022, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Pursuant to the terms of the excess cash flow clause, and based on the 2023 excess cash flow calculation and consolidated leverage ratio as of December 31, 2023, as described and defined under the terms of the 2018 Credit Facility, the Company is expecting to make a $66.1 million mandatory prepayment towards the 2018 Term Loan B during the first quarter of 2024.

As of December 31, 2023 and 2022, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62% and 4.08%, respectively.

During the year ended December 31, 2023, the Company borrowed an aggregate amount of $199.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $288.0 million on amounts outstanding under the 2018 Credit Facility, which included $259.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2022, the Company borrowed an aggregate amount of $564.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $683.0 million on amounts outstanding under the 2018 Credit Facility, which includes $654.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2021, the Company borrowed an aggregate amount of $671.2 million under the 2018 Credit Facility, which includes $630.0 million of borrowings under the 2018 Revolving Credit Facility, and repaid a total amount of $561.3 million on amounts outstanding under the 2018 Credit Facility, which includes $480.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $60.0 million prepayment on amounts outstanding under the 2018 Term Loan B. As of December 31, 2023 and 2022, the U.S. dollar amount outstanding under the 2018 Credit Facility was $886.7 million and $975.7 million, respectively. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2023. Of the $975.7 million outstanding under the 2018 Credit Facility as of December 31, 2022, $257.6 million was outstanding under the 2018 Term Loan A, $658.1 million was outstanding under the 2018 Term Loan B, and $60.0 million was outstanding under the 2018 Revolving Credit Facility. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company recognized $73.6 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs. During the year ended December 31, 2022, the Company recognized $45.0 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $1.9 million relating to amortization of debt issuance costs. During the year ended December 31, 2021, the Company recognized $33.9 million of interest expense relating to the 2018 Credit Facility, which included $0.4 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A is determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2023 and 2022, the carrying value of the 2018 Term Loan A was $235.5 million and $257.0 million, respectively, and the fair value was approximately $236.1 million and $250.0 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2023 and 2022, the carrying amount of the 2018 Term Loan B was $648.2 million and $654.3 million, respectively, and the fair value was approximately $650.6 million and $638.8 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $60.0 million as of December 31, 2022 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes pay interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes mature on March 15, 2024. Holders of the 2024 Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending June 30, 2018, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the 2024 Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of 2024 Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the 2024 Convertible Notes for each such day; (iii) if the Company calls the 2024 Convertible Notes for redemption; or (iv) upon the occurrence of specified corporate events. On and after December 15, 2023, holders may convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate is subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of December 31, 2023.

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

The Company adopted ASU 2020-06 during the first quarter of 2022 using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. As a result of adopting ASU 2020-06, on January 1, 2022, the Company increased long-term debt by approximately $59.1 million, reduced paid-in capital in excess of par value by approximately $136.7 million, and decreased accumulated deficit by approximately $77.6 million within its consolidated balance sheet. In addition, the effective-interest on the 2024 Convertible Notes is approximately 3.1% per annum.

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

In August 2023, the Company repurchased $65.5 million of its existing 2024 Convertible Notes through open market purchases for an aggregate purchase price of $65.1 million, which included $0.8 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Convertible Notes. As a result, the Company recognized $65.3 million as a reduction to current portion of long-term debt representing the carrying value of the repurchased 2024 Convertible Notes. The $1.0 million difference between the cash paid and carrying value of the repurchased 2024 Convertible Notes was recognized as a gain on the extinguishment of debt and is recorded in other (income) expense, net within the Company’s consolidated statement of income during the third quarter of 2023.

As of December 31, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $197.0 million, the unamortized debt issuance costs were $0.2 million, and the carrying amount was $196.8 million, which was recorded to current portion of long-term debt within the Company’s consolidated balance sheet. As of December 31, 2022, the remaining outstanding principal on the 2024 Convertible Notes was $262.5 million, the unamortized debt issuance costs were $1.3 million, and the carrying amount was $261.2 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $196.2 million and $243.3 million as of December 31, 2023 and 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

As a result of adopting ASU 2020-06 during the first quarter of 2022, as it relates to the 2024 Convertible Notes, the Company no longer recognizes non-cash interest expense relating to the debt discount. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $7.2 million, $16.3 million, and $39.8 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included zero, zero, and $23.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million, $2.1 million, and $1.6 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $7.0 million, and the carrying amount was $270.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $8.4 million, and the carrying amount was $269.1 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $320.9 million and $305.4 million as of December 31, 2023 and 2022, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2023 and 2022, the Company recognized $13.2 million and $0.8 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.4 million and $0.1 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

As of December 31, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $2.9 million, and the carrying amount was $597.1 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $4.4 million, and the carrying amount was $595.6 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2025 Notes was approximately $596.8 million and $534.4 million as of December 31, 2023 and 2022, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $48.8 million, $48.7 million and $48.6 million, respectively, of interest expense relating to the 2025 Notes, which included $1.5 million, $1.4 million and $1.3 million, respectively, relating to amortization of debt issuance costs.

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

During the year ended December 31, 2021, the Company recognized $11.5 million of interest expense relating to the 2026 Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

As of December 31, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $5.5 million, and the carrying amount was $594.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2022, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $6.4 million, and the carrying amount was $593.6 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Notes was approximately $471.6 million and $412.5 million as of December 31, 2023 and 2022 respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $30.1 million, $30.1 million and $18.4 million, respectively, of interest expense relating to the 2029 Notes, which included $0.9 million $0.8 million and $0.5 million, respectively relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $165.9 million, $139.3 million, and $153.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2023, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2024	$309.7
2025	1,393.5
2026	0.3
2027	0.1
2028	277.5
Thereafter	600.0
Total	$2,581.1

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2023, the Company had approximately $130.4 million of issued but undrawn letters of credit or similar arrangements, which includes undrawn letters of credit and surety bonds related to the Company's tax assessment in Brazil as described further in Note 7, Contingencies.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $8.2 million, $7.9 million, and $9.4 million during the years ended December 31, 2023, 2022, and 2021, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $9.8 million, $9.6 million, and $9.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was an expense of $8.7 million, a benefit of $12.9 million, and an expense of $8.6 million for the years ended December 31, 2023, 2022, and 2021 respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $65.2 million and $61.1 million as of December 31, 2023 and 2022, respectively, and is included in other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $43.9 million and $39.4 million as of December 31, 2023 and 2022, respectively, and is included in other assets within the Company’s consolidated balance sheets.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2023, the Company had $22.6 million of Mexico VAT-related assets, of which $16.8 million was recognized in prepaid expenses and other current assets and $5.8 million was recognized in other assets within its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

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

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $11.7 million, translated at the December 31, 2023 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $33.1 million and approximately $12.3 million, respectively, translated at the December 31, 2023 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company recently received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. The 2014 tax year case is still at the Third Level Administrative Court. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, the Company received an assessment in the aggregate amount of approximately $48.5 million, translated at the December 31, 2023 spot rate, relating to various ICMS issues for the 2018 tax year. The 2018 tax year case is at the First Administrative Court and the Company is appealing this assessment. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $7.3 million, translated at the December 31, 2023 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.9 million, translated at the December 31, 2023 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $3.7 million, translated at the December 31, 2023 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.4 million, translated at the December 31, 2023 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020 and 2021 and the Company has received assessments for tax and interest of approximately $17.5 million, $17.0 million, $14.7 million and $16.6 million for those respective years, translated at the December 31, 2023 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the Company anticipates the Government to appeal the verdict to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, and 2021. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period was approximately $25 million. The Company had paid the assessment in order to litigate the case and had previously recognized these payments in other assets within its consolidated balance sheet. The Company filed appeals at the administrative and judicial levels related to this case and in May 2022, the High Court issued a favorable verdict to the Company on narrow technical grounds without addressing the core of the Company's arguments. The Company filed a limited scope appeal to Supreme Court of Korea on the core of the Company's arguments where the Supreme Court declined the Company's appeal but upheld the favorable verdict that was issued by the High Court. Therefore, despite the customs assessment being nullified the Korea Customs Service could still issue a new assessment to the Company for the same period. In October 2022, the Korea Customs Service refunded the approximately $25 million assessed amount to the Company since the assessment had been nullified by the Courts and the Company reduced its other assets within its consolidated balance sheet by the same corresponding amount. In September 2023, the Company received a reassessment for $6.7 million relating to the January 2011 through May 2013 period and subsequently paid the reassessment. The Korea Customs Service audited the importation activities of Herbalife Korea for various periods from May 2013 through December 2017. The total assessments for these audit periods were $32.6 million, translated at the September 30, 2023 spot rate. The Company had paid these assessments and had previously recognized these payments in other assets within its consolidated balance sheet, when they were being litigated at the administration and judicial levels. In October 2023, the Company reached a $8.6 million settlement with the Korea Customs Service for all of the foregoing assessments for the periods from January 1, 2011 through December 31, 2017. As a result of the settlement, the Company recognized a loss of approximately $8.6 million in selling, general, and administrative expenses within its consolidated statements of income for the year ended December 31, 2023 and the Company received approximately $30 million refund from the Korea Customs Service for the previously paid tax assessments.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued assessments with respect to Social Security Contributions on Member earnings for the 2006 year. For Social Security issues, the statute of limitations is open for 2014 and later years in Greece. Despite the assessment amount being immaterial, the Company could receive similar assessments covering other years. The Company continues to litigate the assessment. The Company has not recognized a loss as it does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

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

On September 18, 2017, the Company and certain of its subsidiaries and Members were named as defendants in a purported class action lawsuit, titled Rodgers, et al. v Herbalife Ltd., et al. and filed in the U.S. District Court for the Southern District of Florida, which alleges violations of Florida’s Deceptive and Unfair Trade Practices statute and federal Racketeer Influenced and Corrupt Organizations statutes, unjust enrichment, and negligent misrepresentation. On August 23, 2018, the U.S. District Court for the Southern District of Florida issued an order transferring the action to the U.S. District Court for the Central District of California as to four of the putative class plaintiffs and ordering the remaining four plaintiffs to arbitration, thereby terminating the Company defendants from the Florida action. The plaintiffs seek damages in an unspecified amount. While the Company continues to believe the lawsuit is without merit, and without admitting liability or wrongdoing, the Company and the plaintiffs have reached a settlement. Under the principal terms of the settlement, the Company would pay $12.5 million into a fund to be distributed to qualified claimants. As of December 31, 2023, this amount has been adequately reserved for within the Company's consolidated financial statements. The settlement is subject to the preliminary and final approval of the U.S. District Court for the Central District of California. The preliminary approval hearing took place on October 24, 2022, and the U.S. District Court for the Central District of California granted preliminary approval on April 6, 2023. Per the terms of the agreement, Herbalife established a settlement fund and deposited $12.5 million into an escrow account on April 19, 2023, which was included in prepaid expenses and other current assets within its consolidated balance sheet as of December 31, 2023. On October 16, 2023, the U.S. District Court for the Central District of California held the final approval hearing, and granted final approval of the settlement. Final judgment, dismissing the California action with prejudice, was entered by the U.S. District Court for the Central District of California on November 16, 2023.

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. The Company believes the defendant’s counterclaims are without merit and will vigorously defend itself while pursuing relief for its own claims. Summary judgment motions have been filed, but not yet ruled upon. The current trial date for the action is July 23, 2024. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

8. Shareholders’ Deficit

The Company had 99.2 million, 97.9 million, and 100.8 million common shares outstanding as of December 31, 2023, 2022, and 2021, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2023. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

Share Repurchases

On February 9, 2021, the Company’s board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed the Company, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2018 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

During the year ended December 31, 2023, the Company did not repurchase any of its common shares through open-market purchases. During the year ended December 31, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares. During January 2021, the Company repurchased from Mr. Carl C. Icahn and certain of his affiliates an aggregate of approximately 12.5 million common shares of the Company at an aggregate cost of approximately $600.0 million, or $48.05 per share, and subsequently retired these shares. In addition, during the year ended December 31, 2021, the Company repurchased approximately 7.9 million of its common shares through open-market purchases at an aggregate cost of approximately $382.7 million, or an average cost of $48.17 per share, and subsequently retired these shares. In total, during the year ended December 31, 2021, the Company repurchased approximately 20.4 million of its common shares at an aggregate cost of approximately $982.7 million, or an average cost of $48.10 per share.

As of December 31, 2021, the Company held approximately 10.0 million of treasury shares for U.S. GAAP purposes. These treasury shares increased the Company’s shareholders’ deficit and were reflected at cost within the Company’s accompanying consolidated balance sheet as of December 31, 2021. Although these shares were owned by an indirect wholly-owned subsidiary of the Company and remained legally outstanding, they were reflected as treasury shares under U.S. GAAP and therefore reduced the number of common shares outstanding within the Company’s consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. The common shares of Herbalife Ltd. held by the indirect wholly-owned subsidiary, however, remained outstanding on the books and records of the Company’s transfer agent and therefore still carried voting and other share rights related to ownership of the Company’s common shares, which could be exercised. So long as it was consistent with applicable laws, such shares were voted by such subsidiary in the same manner, and to the maximum extent possible in the same proportion, as all other votes cast with respect to any matter properly submitted to a vote of Herbalife Ltd.’s shareholders. In August 2022, the Company retired these 10.0 million treasury shares and as a result the amount of its treasury shares reflected at cost within the Company’s accompanying consolidated balance sheet decreased by $328.9 million as of December 31, 2022, compared to December 31, 2021. The Company also allocated the excess of the original repurchase price of these common shares over the par value of the shares acquired between shareholders deficit and additional paid-in capital. As a result of the retirement of its treasury shares these approximately 10.0 million shares no longer remained legally outstanding.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2023, 2022, and 2021, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which were recorded separately on the Company’s consolidated balance sheets.

For the years ended December 31, 2023, 2022, and 2021, the Company’s share repurchases, inclusive of transaction costs, were zero, $131.8 million, and $982.7 million, respectively, under the Company’s share repurchase programs, and $11.0 million, $14.9 million, and $28.6 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2023, 2022, and 2021, the Company’s total share repurchases, including shares withheld for tax purposes, were $11.0 million, $146.7 million, and $1,011.3 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2023, 2022, and 2021:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Balance as of December 31, 2020	$(178.4)	$(3.8)	$(182.2)
Other comprehensive (loss) income before reclassifications, net of tax	(33.2)	0.2	(33.0)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.4	3.4
Total other comprehensive (loss) income, net of reclassifications	(33.2)	3.6	(29.6)
Balance as of December 31, 2021	(211.6)	(0.2)	(211.8)
Other comprehensive loss before reclassifications, net of tax	(36.6)	(4.8)	(41.4)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.0	3.0
Total other comprehensive loss, net of reclassifications	(36.6)	(1.8)	(38.4)
Balance as of December 31, 2022	(248.2)	(2.0)	(250.2)
Other comprehensive income (loss) before reclassifications, net of tax	17.6	(7.7)	9.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	8.3	8.3
Total other comprehensive income, net of reclassifications	17.6	0.6	18.2
Balance as of December 31, 2023	$(230.6)	$(1.4)	$(232.0)

(1) See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location within the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2023, 2022, and 2021.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.3 million for foreign currency translation adjustments for the year ended December 31, 2023. Amounts reclassified from accumulated other comprehensive loss to income was net of tax benefit of $0.2 million for unrealized gain (loss) on derivatives for the year ended December 31, 2023.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.1 million for foreign currency translation adjustments for the year ended December 31, 2022.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.2 million for foreign currency translation adjustments for the year ended December 31, 2021.

9. Share-Based Compensation

The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, and the 2023 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 24.8 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The 2023 Stock Incentive Plan replaced the 2014 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2014 Stock Incentive Plan. The terms of the 2023 Stock Incentive Plan are substantially similar to the terms of the 2014 Stock Incentive Plan. The 2023 Stock Incentive Plan authorizes the issuance of 8.5 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2014 Stock Incentive Plan as of April 26, 2023. As of December 31, 2023, an aggregate of approximately 4.5 million common shares remain available for future issuance under the 2023 Stock Incentive Plan.

The Company’s share-based compensation plans generally provide for grants of stock options, SARs, and stock unit awards, which are collectively referred to herein as awards. Certain SARs generally vest annually over a three-year period. The contractual term of stock options and SARs is generally ten years. Certain stock unit awards under the 2023 Stock Incentive Plan and 2014 Stock Incentive Plan vest annually over a three-year period. Certain stock unit awards subject to service and performance conditions vest after the passage of a performance period as determined by the compensation committee of the Company’s board of directors. Stock unit awards granted to directors generally vest over a one-year period.

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2023 included SARs and stock unit awards.

The SARs with performance conditions generally vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method. The Company did not grant any SARs with performance conditions during the years ended December 31, 2023, 2022, and 2021.

During the year ended December 31, 2023, the Company granted SARs with service conditions to certain employees, which generally vest annually over a three-year period. During the year ended December 31, 2022, the Company granted SARs with service condition to its Chairman and Chief Executive Officer which vest over a two-year period. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight-line method. The Company did not grant any SARs with service conditions during the year ended December 31, 2021.

During the years ended December 31, 2022, and 2021, the Company granted performance stock unit awards to certain executives, which will vest on December 31, 2024, and 2023, respectively, subject to their continued employment through that date and the achievement of certain performance conditions. Generally, performance conditions include targets for local currency net sales, adjusted earnings before interest and taxes, and/or adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions. The compensation expense for these grants is recognized over the vesting term using the straight-line method. The Company did not grant any performance stock unit awards during the year ended December 31, 2023.

During the years ended December 31, 2023, 2022, and 2021, the Company granted stock unit awards with service conditions to directors and certain employees, which generally vest annually over a one-year and three-year period, respectively.

Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $49.5 million, $44.5 million, and $43.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Share-based compensation expense (benefit) relating to performance condition awards amounted to $(1.5) million, $(0.1) million, and $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. The related income tax benefits recognized in earnings for all awards amounted to $11.2 million, $10.4 million, and $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Excess tax benefits (expense) on share-based compensation arrangements totaled $(5.2) million, $(0.6) million, and $3.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the total unrecognized compensation cost related to non-vested service condition stock awards was $71.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years. As of December 31, 2023, the total unrecognized compensation cost related to non-vested performance condition awards was zero.

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

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards granted during the year ended December 31, 2023:

	SARs
	December 31,
	2023	2022
Expected Volatility	48.4%	44.7%
Dividend Yield	0.0%	0.0%
Expected Term	5.5 years	5.0 years
Risk-Free Interest Rate	3.7%	3.8%

The following table summarizes the activities for all SARs under the Company’s share-based compensation plans for the year ended December 31, 2023:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2022(2)	3,074	$24.21	4.6 years	$0.3
Granted	1,814	$15.92
Exercised	(25)	$15.22
Forfeited(3)	(523)	$32.02
Outstanding as of December 31, 2023(2)	4,340	$19.85	6.4 years	$2.4
Exercisable as of December 31, 2023(4)	1,743	$26.38	2.2 years	$—
Vested and expected to vest as of December 31, 2023(4)	4,298	$19.90	6.4 years	$2.4

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.

(2) Includes 0.6 million and 0.8 million performance condition SARs as of December 31, 2023 and 2022, respectively.

(3) Includes 0.2 million performance condition SARs.

(4) Includes 0.6 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2023 and 2022 was $7.83 and $6.38, respectively. The total intrinsic value of service condition SARs exercised during the years ended December 31, 2023, 2022, and 2021 was less than $0.1 million, $0.4 million, and $19.1 million, respectively. The total intrinsic value of performance condition SARs exercised during the years ended December 31, 2023, 2022, and 2021 was zero, $0.1 million, and $6.5 million, respectively. The total intrinsic value of market condition SARs exercised during the years ended December 31, 2023, 2022, and 2021 was zero, zero, and $1.1 million, respectively.

The following table summarizes the activities for all stock units under the Company’s share-based compensation plans for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022(1)	4,538	$33.14
Granted	3,794	$13.81
Vested(2)	(1,463)	$35.78
Forfeited(3)	(751)	$31.15
Outstanding and nonvested as of December 31, 2023(1)	6,118	$20.76
Expected to vest as of December 31, 2023	5,666	$19.94

(1) Includes 307,116 and 520,138 performance based stock unit awards as of December 31, 2023 and 2022, respectively, which represents the maximum amount that can vest.

(2) Includes 29,927 performance-based stock unit awards.

(3) Includes 183,095 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2023, 2022, and 2021 was $27.2 million, $38.0 million, and $43.2 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2023, approximately 2.6 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

As of December 31, 2023, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net sales:
Primary Reporting Segment	$4,735.0	$4,813.4	$5,173.3
China	327.4	391.0	629.5
Total net sales	$5,062.4	$5,204.4	$5,802.8
Contribution margin(1):
Primary Reporting Segment	$1,937.8	$2,005.3	$2,175.6
China	274.4	335.4	554.2
Total contribution margin	$2,212.2	$2,340.7	$2,729.8
Selling, general, and administrative expenses(1)	1,866.0	1,810.4	2,012.1
Other operating income	(10.2)	(14.9)	(16.4)
Interest expense	165.9	139.3	153.1
Interest income	11.5	6.1	4.4
Other (income) expense, net	(1.0)	(12.8)	24.6
Income before income taxes	203.0	424.8	560.8
Income taxes	60.8	103.5	113.6
Net income	$142.2	$321.3	$447.2
Net sales by product line:
Weight Management	$2,851.7	$2,954.2	$3,370.4
Targeted Nutrition	1,480.0	1,512.7	1,636.6
Energy, Sports, and Fitness	560.3	550.6	551.8
Outer Nutrition	82.5	85.8	107.8
Literature, Promotional, and Other(2)	87.9	101.1	136.2
Total net sales	$5,062.4	$5,204.4	$5,802.8
Net sales by geographic area:
United States	$1,100.5	$1,225.5	$1,386.7
China	327.4	391.0	629.5
India	796.6	677.1	519.1
Mexico	525.0	474.6	463.7
Others	2,312.9	2,436.2	2,803.8
Total net sales	$5,062.4	$5,204.4	$5,802.8

(1) Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers that is included in selling, general, and administrative expenses, which totaled $165.0 million, $196.2 million, and $350.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

(2) Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

As of December 31, 2023 and 2022, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $92.4 million and $90.1 million, respectively, and goodwill allocated to the China segment was $3.0 million and $3.1 million, respectively.

The following table sets forth property, plant, and equipment and deferred tax assets by geographic area:

	December 31,
	2023	2022	2021
	(in millions)
Property, plant, and equipment, net:
United States	$437.6	$399.9	$348.3
Foreign	68.9	86.4	93.8
Total property, plant, and equipment, net	$506.5	$486.3	$442.1
Deferred tax assets:
United States	$209.1	$170.0	$142.6
Foreign	78.7	73.2	78.0
Total deferred tax assets	$287.8	$243.2	$220.6

11. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engaged in an interest rate hedging strategy for which the hedged transactions were forecasted interest payments on the Company’s 2018 Credit Facility, which are based on variable rates.

During the first quarter of 2020, the Company entered into various interest rate swap agreements with effective dates ranging between February 2020 and March 2020. These agreements collectively provided for the Company to pay interest at a weighted-average fixed rate of 0.98% on aggregate notional amounts of $100.0 million under the 2018 Credit Facility until their respective expiration dates ranging between February 2022 and March 2023, while receiving interest based on LIBOR on the same notional amounts for the same periods. At inception, these swap agreements were designated as cash flow hedges against the variability in certain LIBOR-based borrowings under the 2018 Credit Facility, effectively fixing the interest rate on such notional amounts at a weighted-average effective rate of, depending on the Company’s total leverage ratio, between 2.73% and 3.23%. These hedge relationships qualified as effective under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, and consequently all changes in the fair value of these interest rate swaps were recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and were recognized in interest expense within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affected earnings. As of December 31, 2023 and December 31, 2022, the aggregate notional amounts of interest rate swap agreements outstanding were approximately zero and $25.0 million, respectively. The fair values of the interest rate swap agreements were based on third-party bank quotes, and as of December 31, 2022, the Company recorded assets at fair value of $0.3 million relating to these interest rate swap agreements.

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

As of December 31, 2023 and 2022, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $76.3 million and $70.6 million, respectively. As of December 31, 2023, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2023, the Company recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2022, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $3.2 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2023 and 2022.

As of both December 31, 2023 and 2022, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2023 and 2022:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2023
Buy Chinese yuan sell U.S. dollar	7.13	$21.8	$—
Buy Danish krone sell U.S. dollar	6.79	0.9	—
Buy Euro sell Chilean peso	956.26	2.3	—
Buy Euro sell British pound	0.87	1.3	—
Buy Euro sell Hong Kong dollar	8.58	5.8	—
Buy Euro sell Indonesian rupiah	17,045.60	3.9	—
Buy Euro sell Kazakhstani tenge	508.75	8.9	—
Buy Euro sell Mexican peso	20.10	70.0	(2.9)
Buy Euro sell Peruvian nuevo sol	4.06	1.1	—
Buy Euro sell Taiwan dollar	34.12	1.0	—
Buy Euro sell U.S. dollar	1.11	19.8	(0.1)
Buy Euro sell Vietnamese dong	26,800.00	6.2	—
Buy Kazakhstani tenge sell U.S. dollar	457.70	9.6	—
Buy Korean won sell U.S. dollar	1,296.13	22.2	0.1
Buy Mexican peso sell U.S. dollar	17.18	12.5	0.1
Buy Norwegian krone sell U.S. dollar	10.30	1.8	—
Buy Polish zloty sell U.S. dollar	3.97	1.0	—
Buy Romanian leu sell U.S. dollar	4.54	1.3	—
Buy Swedish krona sell U.S. dollar	10.13	1.1	—
Buy Taiwan dollar sell U.S. dollar	31.05	8.7	0.2
Buy U.S. dollar sell Brazilian real	4.91	7.4	(0.1)
Buy U.S. dollar sell Colombian peso	3,970.58	—	—
Buy U.S. dollar sell Euro	1.10	144.2	(1.0)
Buy U.S. dollar sell British pound	1.27	1.3	—
Buy U.S. dollar sell Indian rupee	83.30	9.0	—
Buy U.S. dollar sell Japanese yen	143.00	2.6	—
Buy U.S. dollar sell Malaysian ringgit	4.64	7.4	(0.1)
Buy U.S. dollar sell Mexican peso	17.18	6.6	(0.1)
Buy U.S. dollar sell Philippine peso	55.70	3.6	—
Total forward contracts		$383.3	$(3.9)

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2022
Buy British pound sell U.S. dollar	1.18	$1.2	$—
Buy Chinese yuan sell U.S. dollar	6.76	67.1	(0.7)
Buy Danish krone sell U.S. dollar	7.18	0.8	—
Buy Euro sell Australian dollar	1.58	2.2	—
Buy Euro sell British pound	0.88	2.9	—
Buy Euro sell Canadian dollar	1.45	2.4	—
Buy Euro sell Chilean peso	923.81	5.0	—
Buy Euro sell Hong Kong dollar	8.30	4.1	—
Buy Euro sell Indonesian rupiah	16,539.00	14.8	0.1
Buy Euro sell Japanese yen	140.08	1.8	—
Buy Euro sell Kazakhstani tenge	505.00	1.9	—
Buy Euro sell Korean won	1,349.36	1.1	—
Buy Euro sell Malaysian ringgit	4.70	13.6	—
Buy Euro sell Mexican peso	21.95	58.1	(1.2)
Buy Euro sell Peruvian nuevo sol	4.06	1.8	—
Buy Euro sell Philippine peso	58.83	1.8	—
Buy Euro sell Taiwan dollar	32.43	1.3	—
Buy Euro sell U.S. dollar	1.07	42.3	0.2
Buy Euro sell Vietnamese dong	25,485.00	6.9	—
Buy Indonesian rupiah sell U.S. dollar	15,782.00	6.3	0.1
Buy Mexican peso sell Euro	20.76	6.7	—
Buy Mexican peso sell U.S. dollar	19.77	24.8	0.2
Buy Norwegian krone sell U.S. dollar	10.25	1.9	0.1
Buy Polish zloty sell U.S. dollar	4.66	0.8	—
Buy Swedish krona sell U.S. dollar	10.62	1.1	—
Buy Taiwan dollar sell U.S. dollar	30.42	7.3	—
Buy U.S. dollar sell Brazilian real	5.38	2.5	—
Buy U.S. dollar sell Chinese yuan	6.86	50.8	(0.2)
Buy U.S. dollar sell Colombian peso	4,784.57	1.7	—
Buy U.S. dollar sell Euro	1.07	196.4	(1.8)
Buy U.S. dollar sell Indian rupee	82.58	2.9	—
Buy U.S. dollar sell Mexican peso	20.02	12.4	(0.1)
Buy U.S. dollar sell Philippine peso	57.66	4.3	(0.1)
Total forward contracts		$551.0	$(3.4)

The following tables summarize the derivative activity during the years ended December 31, 2023, 2022, and 2021 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2023, 2022, and 2021:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2023	2022	2021
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(7.7)	$(5.5)	$0.1
Interest rate swaps	—	0.5	—

As of December 31, 2023, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.0 million.

The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2023
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,191.0	$1,866.0	$165.9

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(7.6)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(5.7)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.8)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.3
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,173.6	$1,810.4	$139.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(5.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(6.2)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	2.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.2
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2021
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,239.3	$2,012.1	$153.1

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(2.4)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(3.6)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—

Interest rate swaps:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	(0.9)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2023, 2022, and 2021:

	Amount of (Loss) Gain Recognized in Income
	Year Ended December 31,
	2023	2022	2021	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(5.9)	$(6.5)	$5.9	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2023 and 2022.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Domestic	$(94.1)	$(72.0)	$53.4
Foreign	297.1	496.8	507.4
Total	$203.0	$424.8	$560.8

Income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current:
Foreign	$80.8	$100.1	$121.8
Federal	21.3	26.3	20.1
State	(0.2)	7.0	5.0
	101.9	133.4	146.9
Deferred:
Foreign	(1.7)	(2.0)	(17.0)
Federal	(34.6)	(25.1)	(16.0)
State	(4.8)	(2.8)	(0.3)
	(41.1)	(29.9)	(33.3)
	$60.8	$103.5	$113.6

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$77.1	$72.9
Tax loss and credit carryforwards of certain foreign subsidiaries	216.7	131.8
Tax loss and domestic tax credit carryforwards	174.3	195.4
Deferred compensation plan	32.6	35.8
Deferred interest expense	48.9	161.1
Inventory reserve	7.1	9.6
Operating lease liabilities	41.0	42.1
Depreciation and amortization	56.7	22.5
Other	8.9	8.6
Gross deferred income tax assets	663.3	679.8
Less: valuation allowance	(375.5)	(436.6)
Total deferred income tax assets	$287.8	$243.2
Deferred income tax liabilities:
Intangible assets	$72.7	$73.0
Unremitted foreign earnings	18.7	13.7
Operating lease assets	35.8	37.2
Other	2.4	6.7
Total deferred income tax liabilities	129.6	130.6
Total net deferred tax assets	$158.2	$112.6

Tax loss and credit carryforwards of certain foreign subsidiaries for 2023 and 2022 were $216.7 million and $131.8 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $176.7 million will expire between 2024 and 2040 and $40.0 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2023 and 2022 were $168.1 million and $185.9 million, respectively, which are included in Domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2024 and 2033. U.S. research and development tax credit carryforwards for 2023 and 2022 were $7.3 million and $13.9 million, respectively. If unused, U.S. research and development tax credit carryforwards begin expiring in 2042. The deferred interest expense can be carried forward indefinitely. U.S. state tax loss and credit carryforwards for 2023 were $1.1 million. If unused, certain U.S. state tax loss carryforwards will expire between 2031 and 2044, while the remaining can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $375.5 million and $436.6 million, respectively. The change in the Company’s valuation allowance during 2023 of $61.1 million was primarily attributable to foreign tax loss carryforwards. The change in the Company’s valuation allowance during 2022 of $24.7 million was primarily attributable to foreign deferred interest expense and tax loss carryforwards. The change in the Company’s valuation allowance during 2021 of $21.1 million was primarily related to foreign deferred interest expense and tax loss carryforwards.

As of December 31, 2023, Herbalife Ltd. had approximately $2.9 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since Herbalife Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings, it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liabilities on the unremitted foreign earnings as of December 31, 2023 and 2022 were $18.7 million and $13.7 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 21% tax rate is applied for the years ended December 31, 2023, 2022, and 2021 as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Tax expense at United States statutory rate	$42.6	$89.2	$117.8
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	82.9	(21.5)	(15.1)
U.S. tax expense (benefit) on foreign income, net of foreign tax credits	1.1	(4.7)	(21.9)
(Decrease) Increase in valuation allowances	(61.1)	24.7	21.1
State taxes, net of federal benefit	(5.6)	3.9	3.0
Unrecognized tax (benefits) expenses	(6.1)	7.5	9.3
Excess tax expense (benefits) on equity awards	5.2	0.6	(3.5)
U.S. research and development tax credit	(4.4)	(2.4)	(2.4)
Other	6.2	6.2	5.3
Total	$60.8	$103.5	$113.6

As of December 31, 2023, the total amount of unrecognized tax benefits, including related interest and penalties was $67.4 million. If the total amount of unrecognized tax benefits was recognized, $45.6 million of unrecognized tax benefits, $16.0 million of interest, and $2.3 million of penalties would impact the effective tax rate. As of December 31, 2022, the total amount of unrecognized tax benefits, including related interest and penalties was $72.5 million. If the total amount of unrecognized tax benefits was recognized, $46.3 million of unrecognized tax benefits, $19.7 million of interest, and $3.1 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2023, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $4.2 million and $1.0 million, respectively. During the year ended December 31, 2022, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $6.1 million and $0.1 million, respectively. During the year ended December 31, 2021, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $4.1 million and $1.5 million, respectively. As of December 31, 2023, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $16.0 million and $2.3 million, respectively. As of December 31, 2022, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $19.7 million and $3.1 million, respectively. As of December 31, 2021, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $15.1 million and $3.3 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance of unrecognized tax benefits	$49.7	$54.1	$52.7
Additions for current year tax positions	9.7	8.8	9.2
Additions for prior year tax positions	1.0	2.2	5.1
Reductions for prior year tax positions	(6.6)	(3.7)	(2.3)
Reductions for audit settlements	(0.2)	(1.8)	(5.2)
Reductions for the expiration of statutes of limitations	(4.4)	(6.2)	(4.1)
Changes due to foreign currency translation adjustments	(0.1)	(3.7)	(1.3)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	49.1	49.7	54.1
Interest and penalties associated with unrecognized tax benefits	18.3	22.8	18.4
Ending balance of unrecognized tax benefits (including interest and penalties)	$67.4	$72.5	$72.5

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2023, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2015.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.6 million within the next twelve months. Of this possible decrease, $8.7 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to settlement of audits or resolution of administrative or judicial proceedings.

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

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2023 and 2022:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2023	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2022	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$1.5	Prepaid expenses and other current assets
Interest rate swaps	—	0.3	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	0.7	1.1	Prepaid expenses and other current assets
	$0.7	$2.9
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.3	$3.2	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.3	2.8	Other current liabilities
	$4.6	$6.0

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2023 and 2022:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2023
Foreign exchange currency contracts	$0.7	$(0.7)	$—
Total	$0.7	$(0.7)	$—
December 31, 2022
Foreign exchange currency contracts	$2.6	$(2.4)	$0.2
Interest rate swaps	0.3	—	0.3
Total	$2.9	$(2.4)	$0.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2023
Foreign exchange currency contracts	$4.6	$(0.7)	$3.9
Total	$4.6	$(0.7)	$3.9
December 31, 2022
Foreign exchange currency contracts	$6.0	$(2.4)	$3.6
Total	$6.0	$(2.4)	$3.6

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2023 and 2022, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Transformation Program

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $79.2 million through December 31, 2023, of which $54.2 million, $12.1 million and $12.9 million, were recognized in selling, general, and administrative expenses within its consolidated statements of income during the years ended December 31, 2023, 2022 and 2021, respectively. The Company expects to incur total pre-tax expenses of at least $95.0 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. Since the Transformation Program is still ongoing and is expected to be completed in 2024, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

Costs related to the Transformation Program for the year ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2023	2022	2021
	(in millions)
Professional fees	$8.0	$7.2	$9.7
Retention and separation	45.7	4.8	3.0
Other	0.5	0.1	0.2
Total	$54.2	$12.1	$12.9

Changes in the liabilities related to the Transformation Program during the year ended December 31, 2023 and 2022, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2021	$2.0	$2.8	$—	$4.8
Expenses	7.2	4.8	0.1	12.1
Cash payments	(9.4)	(4.4)	(0.1)	(13.9)
Non-cash items and other	0.8	—	—	0.8
Balance as of December 31, 2022	$0.6	$3.2	$—	$3.8
Expenses	8.0	45.7	0.5	54.2
Cash payments	(7.6)	(40.2)	(0.5)	(48.3)
Non-cash items and other	—	(0.5)	—	(0.5)
Balance as of December 31, 2023	$1.0	$8.2	$—	$9.2

15. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $43.9 million and $39.4 million and deferred tax assets of $179.3 million and $131.6 million as of December 31, 2023 and 2022, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2023	2022
	(in millions)
Accrued compensation	$126.3	$108.3
Accrued service fees to China independent service providers	31.2	33.0
Accrued advertising, events, and promotion expenses	60.7	65.0
Current operating lease liabilities	39.5	37.4
Advance sales deposits	64.0	53.9
Income taxes payable	12.2	12.5
Other accrued liabilities	206.8	203.9
Total	$540.7	$514.0

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $65.2 million and $61.1 million and deferred income tax liabilities of $21.1 million and $19.0 million as of December 31, 2023 and 2022, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ ALEXANDER AMEZQUITA
Alexander Amezquita Chief Financial Officer

Dated: February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 14, 2024
Michael O. Johnson

/s/ ALEXANDER AMEZQUITA	Chief Financial Officer (Principal Financial Officer)	February 14, 2024
Alexander Amezquita

/s/ JEHANGIR IRANI	Senior Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 14, 2024
Jehangir “Bobby” Irani

/s/ RICHARD H. CARMONA	Director	February 14, 2024
Richard H. Carmona

/s/ CELINE DEL GENES Celine Del Genes	Director	February 14, 2024

/s/ KEVIN M. JONES	Director	February 14, 2024
Kevin M. Jones

/s/ ALAN W. LEFEVRE	Director	February 14, 2024
Alan W. LeFevre

/s/ SOPHIE L’HÉLIAS	Director	February 14, 2024
Sophie L’Hélias

/s/ RODICA MACADRAI	Director	February 14, 2024
Rodica Macadrai

/s/ JUAN MIGUEL MENDOZA	Director	February 14, 2024
Juan Miguel Mendoza

/s/ DONAL MULLIGAN	Director	February 14, 2024
Donal Mulligan

/s/ MARIA OTERO	Director	February 14, 2024
Maria Otero