Form 10-Q
period 2024-03-31
HERBALIFE LTD.
filed 2024-05-01
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of registrant’s common shares outstanding as of April 24, 2024 was 99,967,569.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$398.3	$575.2
Receivables, net of allowance for doubtful accounts	87.9	81.2
Inventories	501.9	505.2
Prepaid expenses and other current assets	238.1	237.7
Total current assets	1,226.2	1,399.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	510.9	506.5
Operating lease right-of-use assets	179.1	185.8
Marketing-related intangibles and other intangible assets, net	313.6	314.0
Goodwill	93.9	95.4
Other assets	323.3	308.4
Total assets	$2,647.0	$2,809.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$89.9	$84.0
Royalty overrides	313.3	343.4
Current portion of long-term debt	2.9	309.5
Other current liabilities	538.6	540.7
Total current liabilities	944.7	1,277.6
Long-term debt, net of current portion	2,405.0	2,252.9
Non-current operating lease liabilities	163.9	167.6
Other non-current liabilities	170.0	171.6
Total liabilities	3,683.6	3,869.7
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 99.8 million (2024) and 99.2 million (2023) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	244.2	233.9
Accumulated other comprehensive loss	(242.9)	(232.0)
Accumulated deficit	(1,038.0)	(1,062.3)
Total shareholders’ deficit	(1,036.6)	(1,060.3)
Total liabilities and shareholders’ deficit	$2,647.0	$2,809.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions, except per share amounts)
Net sales	$1,264.3	$1,252.1
Cost of sales	285.0	298.6
Gross profit	979.3	953.5
Royalty overrides	415.2	416.0
Selling, general, and administrative expenses	492.2	475.9
Other operating income	—	(8.9)
Operating income	71.9	70.5
Interest expense, net	37.9	39.4
Income before income taxes	34.0	31.1
Income taxes	9.7	1.8
Net income	$24.3	$29.3
Earnings per share:
Basic	$0.24	$0.30
Diluted	$0.24	$0.29
Weighted-average shares outstanding:
Basic	99.7	98.5
Diluted	100.7	100.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Net income	$24.3	$29.3
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(0.1) and $— for the three months ended March 31, 2024 and 2023, respectively	(9.9)	13.2
Unrealized loss on derivatives, net of income taxes of $(0.1) and $— for the three months ended March 31, 2024 and 2023, respectively	(1.0)	(2.0)
Total other comprehensive (loss) income	(10.9)	11.2
Total comprehensive income	$13.4	$40.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Cash flows from operating activities:
Net income	$24.3	$29.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.2	27.6
Share-based compensation expenses	11.9	10.8
Non-cash interest expense	2.1	1.7
Deferred income taxes	(12.1)	8.8
Inventory write-downs	4.7	11.5
Foreign exchange transaction (gain) loss	(1.4)	3.2
Other	1.3	2.4
Changes in operating assets and liabilities:
Receivables	(7.7)	(13.8)
Inventories	(6.7)	35.8
Prepaid expenses and other current assets	(7.6)	(35.7)
Accounts payable	1.3	(24.1)
Royalty overrides	(27.7)	(31.7)
Other current liabilities	8.9	28.9
Other	(6.7)	(8.5)
Net cash provided by operating activities	13.8	46.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(32.9)	(30.3)
Other	0.1	0.1
Net cash used in investing activities	(32.8)	(30.2)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt	161.2	71.0
Principal payments on senior secured credit facility and other debt	(120.7)	(138.4)
Repayment of convertible senior notes	(197.0)	—
Debt issuance costs	—	(0.3)
Share repurchases	(2.3)	(8.7)
Other	0.6	0.4
Net cash used in financing activities	(158.2)	(76.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.8)	5.5
Net change in cash, cash equivalents, and restricted cash	(183.0)	(54.5)
Cash, cash equivalents, and restricted cash, beginning of period	595.5	516.3
Cash, cash equivalents, and restricted cash, end of period	$412.5	$461.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempted company with limited liability, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers and sales representatives to customers and preferred customers, as well as through Company-operated retail platforms when necessary. The Company sells its products in five geographic regions: North America; Latin America, which consists of Mexico and South and Central America; EMEA, which consists of Europe, the Middle East, and Africa; Asia Pacific (excluding China); and China. See Note 6, Segment Information, for further information regarding geographic regions.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K. Operating results for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Recently Adopted Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard includes an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update were effective for reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance during the first quarter of 2024 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the accounting standards codification (the “ASC”) in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU removes various references to concepts statements from the ASC. The goal of the amendments is to simplify the ASC and distinguish between non-authoritative and authoritative guidance (since, unlike the ASC, the concepts statements are non-authoritative). The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $65.4 million and $61.5 million as of March 31, 2024 and December 31, 2023, respectively. Substantially all credit card receivables were current as of March 31, 2024 and December 31, 2023. The Company recorded bad-debt expense related to allowances for the Company’s receivables of $0.3 million and zero during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $1.9 million and $1.7 million, respectively. As of March 31, 2024 and December 31, 2023, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2024, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2023 and any remaining such balance was not material as of March 31, 2024. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2024, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company did not recognize any government grant income related to its regional headquarters and distribution centers within China during the three months ended March 31, 2024. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $8.9 million during the three months ended March 31, 2023 in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$398.3	$575.2
Restricted cash included in Prepaid expenses and other current assets	9.3	15.3
Restricted cash included in Other assets	4.9	5.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$412.5	$595.5

The majority of the Company’s consolidated restricted cash held by certain of its foreign entities consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

Use of Estimates

The Company continues to operate in an uncertain macroeconomic and geopolitical environment caused by high inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, and other factors. The Company is closely monitoring the evolving macroeconomic and geopolitical conditions to assess potential impacts on its business. Due to the significant uncertainty created by these circumstances, actual results could differ from Management's estimates and judgments. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current macroeconomic environment, which estimates and assumptions the Company believes to be reasonable under the circumstances. Changes in estimates resulting from continuing changes in the macroeconomic environment will be reflected in the financial statements in future periods.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2024	December 31, 2023
	(in millions)
Raw materials	$75.6	$80.3
Work in process	10.6	10.0
Finished goods	415.7	414.9
Total	$501.9	$505.2

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Borrowings under senior secured credit facility, carrying value (1)	$941.0	$883.7
2.625% convertible senior notes due 2024, carrying value	—	196.8
4.250% convertible senior notes due 2028, carrying value	270.8	270.5
7.875% senior notes due 2025, carrying value	597.5	597.1
4.875% senior notes due 2029, carrying value	594.7	594.5
Other	3.9	19.8
Total	2,407.9	2,562.4
Less: current portion	2.9	309.5
Long-term portion	$2,405.0	$2,252.9

(1)
During April 2024, the Company amended its 2018 Credit Facility and also issued senior secured notes that mature in 2029, and concurrently repaid all amounts outstanding under its 2018 Credit Facility, and a portion of the 2025 Notes (as defined below), as described further in Note 15, Subsequent Events. As a result, as of March 31, 2024, in accordance with ASC Topic 470, Debt, or ASC 470, the Company classified its 2018 Credit Facility and 2025 Notes as a long-term liability since the Company had refinanced this outstanding debt with new long-term debt as described further in Note 15, Subsequent Events.

Senior Secured Credit Facility

On August 16, 2018, the Company entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeded $350.0 million and the Company exceeds certain leverage ratios as of that date. As described further below, the 2024 Convertible Notes matured and the Company repaid the remaining outstanding principal and any accrued interest on March 15, 2024. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, the Company issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under the Company’s prior senior secured credit facility. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in the 2023 10-K for a further description of the Company’s 2026 Notes.

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

On March 19, 2020, the Company amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025, or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeded $350.0 million and the Company exceeds certain leverage ratios as of that date (as described further below, the 2024 Convertible Notes matured and the Company repaid the remaining outstanding principal and any accrued interest on March 15, 2024); increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility from either the eurocurrency rate plus a margin of 3.00% or the base rate plus a margin of 2.00% to either the eurocurrency rate plus a margin of 2.50% or the base rate plus a margin of 1.50%. The Company incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on the Company’s condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within the Company’s condensed consolidated statement of income during the first quarter of 2020.

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

The 2018 Credit Facility requires the Company to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2024 and December 31, 2023, the Company was in compliance with its debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. In addition, beginning in 2020, the Company may be required to make mandatory prepayments towards the 2018 Term Loan B based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. The Company is also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company. Pursuant to the terms of the excess cash flow clause, and based on the 2023 excess cash flow calculation and consolidated leverage ratio as of December 31, 2023, as described and defined under the terms of the 2018 Credit Facility, the Company made a $66.3 million mandatory prepayment towards the 2018 Term Loan B during the first quarter of 2024.

As of March 31, 2024 and December 31, 2023, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.92% and 7.62%, respectively.

During the three months ended March 31, 2024, the Company borrowed an aggregate amount of $160.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $103.5 million on amounts outstanding under the 2018 Credit Facility, which included $30.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B. During the three months ended March 31, 2023, the Company borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $138.2 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the U.S. dollar amount outstanding under the 2018 Credit Facility was $943.2 million and $886.7 million, respectively. Of the $943.2 million outstanding under the 2018 Credit Facility as of March 31, 2024, $228.9 million was outstanding under the 2018 Term Loan A, $584.3 million was outstanding under the 2018 Term Loan B and $130.0 million outstanding under the 2018 Revolving Credit Facility. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2023. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2024 and December 31, 2023.

During the three months ended March 31, 2024 and 2023, the Company recognized $18.9 million and $17.1 million, respectively, of interest expense relating to the 2018 Credit Facility, which included $0.1 million and $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the 2018 Term Loan A are determined by utilizing over-the-counter market quotes for similar instruments, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2024 and December 31, 2023, the carrying value of the 2018 Term Loan A was $228.5 million and $235.5 million, respectively, and the fair value was approximately $228.3 million and $236.1 million, respectively. The fair value of the outstanding borrowings under the 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2024 and December 31, 2023, the carrying amount of the 2018 Term Loan B was $582.5 million and $648.2 million, respectively, and the fair value was approximately $582.8 million and $650.6 million, respectively. The fair value of the outstanding borrowings on the 2018 Revolving Credit Facility approximated its carrying value of $130.0 million as of March 31, 2024 due to its variable interest rate which reprices frequently and represents floating market rates.

Convertible Senior Notes due 2024

In March 2018, the Company issued $550.0 million aggregate principal amount of convertible senior notes, or the 2024 Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The 2024 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes paid interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2024 Convertible Notes matured on March 15, 2024. On and after December 15, 2023, holders could convert their 2024 Convertible Notes at any time, regardless of the circumstances. In December 2021, the Company made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. Upon conversion, the 2024 Convertible Notes would have been settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The 2024 Convertible Notes had an initial conversion rate of 16.0056 common shares per $1,000 principal amount of the 2024 Convertible Notes, or an initial conversion price of approximately $62.48 per common share. The conversion rate was subject to adjustment upon the occurrence of certain events and was 16.0467 common shares per $1,000 principal amount of the 2024 Convertible Notes, or a conversion price of approximately $62.32 per common share, as of March 15, 2024, prior to its maturity.

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

The Company incurred approximately $12.9 million of issuance costs during the first quarter of 2018 relating to the issuance of the 2024 Convertible Notes. Of the $12.9 million issuance costs incurred, $9.6 million and $3.3 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2024 Convertible Notes prior to the adoption of ASU 2020-06. The $9.6 million of debt issuance costs, which was recorded as an additional debt discount on the Company’s condensed consolidated balance sheet, was amortized over the contractual term of the 2024 Convertible Notes using the effective-interest method.

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

On March 15, 2024, the 2024 Convertible Notes matured and the Company repaid the remaining $197.0 million outstanding principal in cash, as well as $2.6 million of accrued interest. As a result, the Company recognized $197.0 million as a reduction to current portion of long-term debt representing the carrying value of the repurchased 2024 Convertible Notes. As of December 31, 2023, the remaining outstanding principal on the 2024 Convertible Notes was $197.0 million, the unamortized debt issuance costs were $0.2 million, and the carrying amount was $196.8 million, which was recorded to current portion of long-term debt within the Company’s consolidated balance sheet. The fair value of the 2024 Convertible Notes was approximately $196.2 million as of December 31, 2023, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2024 and 2023, the Company recognized $1.2 million and $1.8 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.2 million and $0.3 million, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $6.7 million, and the carrying amount was $270.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $7.0 million, and the carrying amount was $270.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $242.5 million and $320.9 million as of March 31, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2024 and 2023, the Company recognized $3.3 million and $3.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.3 million and $0.3 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

As of March 31, 2024, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $2.5 million, and the carrying amount was $597.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $2.9 million, and the carrying amount was $597.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $601.0 million and $596.8 million as of March 31, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2024 and 2023, the Company recognized $12.2 million and $12.2 million, respectively, of interest expense relating to the 2025 Notes, which included $0.4 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $5.3 million, and the carrying amount was $594.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $5.5 million, and the carrying amount was $594.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $423.2 million and $471.6 million as of March 31, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2024 and 2023, the Company recognized $7.5 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $41.6 million and $41.8 million for the three months ended March 31, 2024 and 2023, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2024, annual scheduled principal payments of debt were as follows, which excludes the impact of the April 2024 refinancing transactions, as described further in Note 15, Subsequent Events:

Principal Payments
(in millions)
2024	$23.4
2025	1,523.2
2026	0.3
2027	0.2
2028	277.6
Thereafter	600.0
Total	$2,424.7

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2024, the Company had $128.5 million of issued but undrawn letters of credit or similar arrangements, which includes undrawn letters of credit and surety bonds related to the Company's tax assessments in Brazil as described further in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2024, the Company had $23.1 million of Mexico VAT-related assets, of which $11.5 million was recognized in prepaid expenses and other current assets and $11.6 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

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

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $11.3 million, translated at the March 31, 2024 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $32.1 million and approximately $11.9 million, respectively, translated at the March 31, 2024 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company recently received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. The 2014 tax year case is still at the Third Level Administrative Court. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023 and March 2024, the Company received assessments in the aggregate amount of approximately $46.9 million and approximately $29.1 million, respectively, translated at the March 31, 2024 spot rate, relating to various ICMS issues for its 2018 and 2019 tax years, respectively. The 2018 and the 2019 tax year cases are at the First Administrative Court and the Company is appealing both of these assessments. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $7.0 million, translated at the March 31, 2024 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.6 million, translated at the March 31, 2024 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $3.2 million, translated at the March 31, 2024 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.3 million, translated at the March 31, 2024 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020 and 2021 and the Company has received assessments for tax and interest of approximately $17.4 million, $16.9 million, $14.6 million and $16.5 million for those respective years, translated at the March 31, 2024 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the Company anticipates the Government to appeal the verdict to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020 and 2021. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

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

On August 28, 2020, the SEC accepted the Offer of Settlement and issued an administrative order finding that the Company violated the books and records and internal controls provisions of the FCPA. In addition, on August 28, 2020, the Company and the DOJ separately entered into a court-approved deferred prosecution agreement, or DPA, under which the DOJ deferred criminal prosecution of the Company for a period of three years related to a conspiracy to violate the books and records provisions of the FCPA. The Company paid the SEC and the DOJ aggregate penalties, disgorgement and prejudgment interest of approximately $123 million in September 2020, of which $83 million and $40 million were recognized in selling, general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2020 and 2019, respectively, related to this matter. Among other things, the Company was required to undertake compliance self-reporting obligations for the three-year terms of the agreements with the SEC and the DOJ. The DPA’s three-year term expired on August 28, 2023. On February 28, 2024, the DOJ determined that the Company has complied with its obligations under the DPA and filed a motion to dismiss the action. The Court subsequently dismissed the deferred charge with prejudice on February 29, 2024.

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant's motion for summary judgment and partially granted the Company's motion for summary judgment on March 18, 2024. The Company believes the defendant’s remaining counterclaims are without merit and will vigorously defend itself while pursuing relief for its own claims. The current trial date for the action is July 23, 2024. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

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

As of March 31, 2024, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Net sales:
Primary Reporting Segment	$1,189.1	$1,184.4
China	75.2	67.7
Total net sales	$1,264.3	$1,252.1
Contribution margin(1):
Primary Reporting Segment	$501.2	$482.5
China	62.9	55.0
Total contribution margin	$564.1	$537.5
Selling, general, and administrative expenses(1)	492.2	475.9
Other operating income	—	(8.9)
Interest expense, net	37.9	39.4
Income before income taxes	34.0	31.1
Income taxes	9.7	1.8
Net income	$24.3	$29.3

(1)
Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include the portion of service fees to China independent service providers included in selling, general, and administrative expenses, which totaled $36.8 million and $33.7 million for the three months ended March 31, 2024 and 2023, respectively.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Net sales:
United States	$258.7	$289.2
India	203.5	178.6
Mexico	140.9	127.8
China	75.2	67.7
Others	586.0	588.8
Total net sales	$1,264.3	$1,252.1

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2023 10-K. During the three months ended March 31, 2024, the Company granted restricted stock units subject to service conditions and stock appreciation rights, or SARs, subject to service conditions and service and performance conditions.

Share-based compensation expense amounted to $11.9 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the total unrecognized compensation cost related to all non-vested stock awards was $64.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

During the three months ended March 31, 2024, the Company granted SARs with service conditions to certain executives which generally vest over a two-year period. During the three months ended March 31, 2024, the Company granted SARs with performance conditions to a consultant where tranches could vest during the first quarter of 2025, 2026, or 2027 subject to certain North America and Global volume points performance targets being achieved by the Company. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the three months ended March 31, 2024:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2023(2)	4,340	$19.85	6.4 years	$2.4
Granted(3)	6,083	$8.39
Exercised	—	$—
Forfeited	(11)	$29.63
Outstanding as of March 31, 2024(2)	10,412	$13.14	7.4 years	$10.1
Exercisable as of March 31, 2024(4)	1,804	$26.11	2.2 years	$—
Vested and expected to vest as of March 31, 2024(5)	7,035	$15.19	7.4 years	$3.8

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 4.0 million and 0.6 million performance condition SARs as of March 31, 2024 and December 31, 2023, respectively.
(3)
Includes 3.4 million performance condition SARs to a consultant
(4)
Includes 0.6 million performance condition SARs
(5)
Includes 0.9 million performance condition SARs

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2024 was $4.43. The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2023 was $9.20. The total intrinsic value of SARs exercised during the three months ended March 31, 2024 and 2023 was zero and less than $0.1 million, respectively.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023(1)	6,118	$20.76
Granted	617	$8.07
Vested	(783)	$39.04
Forfeited	(108)	$17.89
Outstanding and nonvested as of March 31, 2024(1)	5,844	$17.03
Expected to vest as of March 31, 2024	4,713	$15.48

(1)
Includes 307,116 performance-based restricted stock units as of both March 31, 2024 and December 31, 2023, which represents the maximum amount that can vest.

The total vesting date fair value of restricted stock units which vested during the three months ended March 31, 2024 and 2023 was $6.5 million and $20.0 million, respectively.

8. Income Taxes

Income taxes were $9.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was 28.5% and 5.8% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to changes in the geographic mix of the Company's income and a decrease in tax benefits from discrete events.

As of March 31, 2024, the total amount of unrecognized tax benefits, including related interest and penalties, was $61.8 million. If the total amount of unrecognized tax benefits was recognized, $43.5 million of unrecognized tax benefits, $12.9 million of interest, and $1.8 million of penalties would impact the effective tax rate.

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

As of March 31, 2024 and December 31, 2023, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $54.6 million and $76.3 million, respectively. As of March 31, 2024, these outstanding contracts were expected to mature over the next fourteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2024, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $4.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, the Company recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2024 and December 31, 2023.

As of both March 31, 2024 and December 31, 2023, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month. As of March 31, 2024, the Company had aggregate notional amounts of approximately $480.9 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three months ended March 31, 2024 and 2023 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2024 and 2023:

	Amount of Loss Recognized in Other Comprehensive (Loss) Income
	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.8)	$(4.6)

As of March 31, 2024, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $3.2 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2024 and 2023 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2024			March 31, 2023
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$285.0	$492.2	$37.9	$298.6	$475.9	$39.4

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.7)	—	—	(2.9)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.0)	—	—	(1.4)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	(0.1)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.1	—	—	0.1	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	0.3
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2024 and 2023:

	Amount of Loss Recognized in Income
	Three Months Ended
	March 31, 2024	March 31, 2023	Location of Loss Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(0.7)	$(3.5)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2024 and December 31, 2023.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2023	$0.1	$233.9	$(232.0)	$(1,062.3)	$(1,060.3)
Issuance of 0.9 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.7			0.7
Additional capital from share-based compensation		11.9			11.9
Repurchases of 0.3 common shares	—	(2.3)		—	(2.3)
Net income				24.3	24.3
Foreign currency translation adjustment, net of income taxes of $(0.1)			(9.9)		(9.9)
Unrealized loss on derivatives, net of income taxes of $(0.1)			(1.0)		(1.0)
Balance as of March 31, 2024	$0.1	$244.2	$(242.9)	$(1,038.0)	$(1,036.6)

	Three Months Ended March 31, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2022	$0.1	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)
Issuance of 1.3 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.5			0.5
Additional capital from share-based compensation		10.8			10.8
Repurchases of 0.5 common shares	—	(8.7)		—	(8.7)
Net income				29.3	29.3
Foreign currency translation adjustment, net of income taxes of $—			13.2		13.2
Unrealized loss on derivatives, net of income taxes of $—			(2.0)		(2.0)
Balance as of March 31, 2023	$0.1	$191.3	$(239.0)	$(1,175.2)	$(1,222.8)

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

During the three months ended March 31, 2024 and 2023, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2024 and 2023, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the three months ended March 31, 2024 and 2023, the Company’s share repurchases, inclusive of transaction costs, were zero, under the Company’s share repurchase programs, and $2.3 million and $8.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2024 and 2023:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2024			March 31, 2023
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(230.6)	$(1.4)	$(232.0)	$(248.2)	$(2.0)	$(250.2)
Other comprehensive (loss) income before reclassifications, net of tax	(9.9)	(1.8)	(11.7)	13.2	(4.7)	8.5
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.8	0.8	—	2.7	2.7
Total other comprehensive (loss) income, net of reclassifications	(9.9)	(1.0)	(10.9)	13.2	(2.0)	11.2
Ending balance	$(240.5)	$(2.4)	$(242.9)	$(235.0)	$(4.0)	$(239.0)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2024 and 2023.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended March 31, 2024. Amounts reclassified from accumulated other comprehensive loss to income was net of tax benefit of $0.1 million for unrealized gain (loss) on derivatives for the three months ended March 31, 2024.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Weighted-average shares used in basic computations	99.7	98.5
Dilutive effect of exercise of equity grants outstanding	1.0	1.1
Dilutive effect of 2028 Convertible Notes	—	0.6
Weighted-average shares used in diluted computations	100.7	100.2

There were an aggregate of 10.9 million and 4.9 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended March 31, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, prior to maturing, the Company was required to settle the principal amount in cash and had the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company used the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2024 Convertible Notes. For the three months ended March 31, 2024 and 2023, the 2024 Convertible Notes were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2023. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three months ended March 31, 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2024. The dilutive impact for the three months ended March 31, 2023 was 0.6 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2024 and December 31, 2023:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2024	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2023	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.3	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.0	0.7	Prepaid expenses and other current assets
	$2.3	$0.7
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.3	$3.3	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.6	1.3	Other current liabilities
	$6.9	$4.6

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

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2024
Foreign exchange currency contracts	$2.3	$(1.7)	$0.6
Total	$2.3	$(1.7)	$0.6
December 31, 2023
Foreign exchange currency contracts	$0.7	$(0.7)	$—
Total	$0.7	$(0.7)	$—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2024
Foreign exchange currency contracts	$6.9	$(1.7)	$5.2
Total	$6.9	$(1.7)	$5.2
December 31, 2023
Foreign exchange currency contracts	$4.6	$(0.7)	$3.9
Total	$4.6	$(0.7)	$3.9

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2024 and December 31, 2023, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $85.1 million through March 31, 2024, of which $5.9 million and $27.3 million for the three months ended March 31, 2024 and 2023, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of at least $95.0 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. Since the Transformation Program is still ongoing and is expected to be completed in 2024, these estimated amounts are preliminary and based on management's estimates and actual results could differ from such estimates.

Costs related to the Transformation Program were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	Cumulative costs incurred to date as of March 31, 2024
	(in millions)
Professional fees	$0.9	$2.1	$25.8
Retention and separation	4.9	25.2	58.4
Other	0.1	—	0.9
Total	$5.9	$27.3	$85.1

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2023	$1.0	$8.2	$—	$9.2
Expenses	0.9	4.9	0.1	5.9
Cash payments	(1.5)	(3.8)	(0.1)	(5.4)
Non-cash items and other	—	(0.1)	—	(0.1)
Balance as of March 31, 2024	$0.4	$9.2	$—	$9.6

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, its distributors, and its customers. The Company expects to incur total pre-tax expenses of at least $60 million relating to the Restructuring Program through 2024, of which $16.7 million was recognized in selling, general, and administrative expenses within its condensed consolidated statement of income during the quarter ended March 31, 2024. The Company expects to complete the Restructuring Program by the end of 2024. Since the Restructuring Program is still ongoing, these estimated amounts are preliminary and based on management’s estimates and actual results could differ from such estimates.

Costs related to the Restructuring Program were as follows:

	Three Months Ended
	March 31, 2024	Cumulative costs incurred to date as of March 31, 2024
	(in millions)
Professional fees	$2.8	$2.8
Retention and separation	13.9	13.9
Other	—	—
Total	$16.7	$16.7

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$2.8	$13.9	$—	$16.7
Cash payments	(1.9)	(0.3)	—	(2.2)
Non-cash items and other	—	—	—	—
Balance as of March 31, 2024	$0.9	$13.6	$—	$14.5

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $45.8 million and $43.9 million and deferred tax assets of $190.2 million and $179.3 million as of March 31, 2024 and December 31, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Accrued compensation	$131.4	$126.3
Accrued service fees to China independent service providers	30.1	31.2
Accrued advertising, events, and promotion expenses	62.9	60.7
Current operating lease liabilities	36.2	39.5
Advance sales deposits	59.6	64.0
Income taxes payable	12.3	12.2
Other accrued liabilities	206.1	206.8
Total	$538.6	$540.7

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $69.2 million and $65.2 million and deferred income tax liabilities of $21.1 million and $21.1 million as of March 31, 2024 and December 31, 2023, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

15. Subsequent Events

During April 2024, the Company issued $800 million aggregate principal amount of senior secured notes, or the 2029 Secured Notes, in a private offering in the United States to persons reasonably believed to be qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-US persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2029 Secured Notes are guaranteed on a senior secured basis by each of the Company and the Company's existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under the Company's senior secured credit facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The 2029 Secured Notes were sold at a 2.702% discount to par, or $21.6 million, and the Company estimates its debt issuance cost in connection with the 2029 Secured Notes to be approximately $14.2 million. The Company expects to recognize an initial carrying value of approximately $764.2 million in debt related to the 2029 Secured Notes.

The Company may redeem all or part of the 2029 Secured Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Percentage
2026	106.125%
2027	103.063%
2028 and thereafter	100.000%

Concurrently with the issuance of the 2029 Secured Notes, the Company entered into certain amendments to the 2018 Credit Facility. The amendments to the 2018 Credit Facility, which, among other things, refinanced and replaced in full the 2018 Credit Facility with, (i) a Term Loan B Facility, or 2024 Term Loan B, with an aggregate principal amount of $400 million and (ii) a revolving credit facility, or 2024 Revolving Credit Facility, with an aggregate principal amount of $400 million. The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and the Company estimates its debt issuance cost in connection with the amended 2024 Credit Facility to be approximately $8.1 million. The Company may redeem the 2024 Term Loan B at a 102% premium at any time before the first anniversary, 101% premium following the first anniversary and on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. The Company expects to recognize an initial carrying value of approximately $363.9 million in debt related to its new 2024 Credit Facility during the second quarter of 2024.

Proceeds from the 2024 Term Loan B together with the proceeds from the 2029 Secured Notes were used to repay indebtedness, including all borrowings outstanding under the 2018 Credit Facility, effectively terminating its $228.9 million outstanding principal balance on its 2018 Term Loan A (as disclosed in Note 4, Long Term debt), and repaying $584.3 million on the 2018 Term Loan B, $170.0 million on the 2018 Revolving Credit Facility, and a portion of its 2025 Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions are expected to be accounted for as an extinguishment of the 2018 Credit Facility. As a result, the Company expects to recognize $981.0 million as a reduction to long-term debt representing the carrying value of the 2018 Credit Facility repaid in full in the second quarter of 2024. The Company also expects to recognize a loss on extinguishment of approximately $2.5 million, as a result, which will be recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024.

In addition, in April 2024, the Company also redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction is expected to be accounted for as an extinguishment of the portion of the 2025 Notes redeemed. As a result, the Company expects to recognize $298.8 million as a reduction to long-term debt representing the carrying value of the redeemed 2025 Notes. The $7.1 million difference between the cash paid and carrying value of the redeemed 2025 Notes will be recognized as a loss on the extinguishment of debt and will be recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. Separately, in April 2024, the Company also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest and, for accounting purposes, pursuant to ASC 470, Debt, this repurchase transaction is expected to be accounted for as an extinguishment of the portion of the 2025 Notes repurchased. As a result, the Company expects to recognize $37.5 million as a reduction to long-term debt representing the carrying value of the repurchased 2025 Notes. The $0.9 million difference between the cash paid and carrying value of the repurchased 2025 Notes will be recognized as a loss on the extinguishment of debt and will be recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. The Company borrowed approximately $170 million under its 2024 Revolving Credit Facility in connection with these transactions, and following the completion thereof, the outstanding aggregate principal amount of the 2025 Notes was $262.3 million.

After April 12, 2024, the applicable interest rates on the Company’s borrowings under the 2024 Term Loan B, as amended, will bear interest at either, the Adjusted Term SOFR plus a margin of 6.75%, or the base rate plus a margin of 5.75%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined above, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) June 2, 2025 if the outstanding principal on the 2025 Notes, as defined above, exceeds $200.0 million on such date.

Effective after April 12, 2024, depending on Herbalife’s total leverage ratio, borrowings under the 2024 Revolving Credit Facility will bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal and continues to be subject to a floor of 1.00%. The Company will pay a commitment fee on the Revolving Facility of, depending on the Company’s total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined above, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) March 3, 2025 if the outstanding principal on the 2025 Notes, as defined above, exceeds $200.0 million on such date.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and Part I, Item 1A, Risk Factors, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

While we continue to monitor the current global financial environment, including the impacts of the inflation, foreign exchange rate fluctuations, and the wars in Ukraine and the Middle East, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in five geographic regions:

•
North America;
•
Latin America, which consists of Mexico and South and Central America;
•
EMEA, which consists of Europe, the Middle East, and Africa;
•
Asia Pacific (excluding China); and
•
China.

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or FTC, and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our Audit Committee assists our board of directors in overseeing continued compliance with the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part I, Item 1A, Risk Factors, of the 2023 10-K for a discussion of risks related to the settlement with the FTC.

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the first quarter of 2024, we instituted price increases in certain markets to address region or market-specific conditions. We also instituted more localized price increases in 2023. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was less than 1% of our consolidated total assets as of March 31, 2024.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of the 2023 10-K for a further discussion of risks related to these matters.

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

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
	(Volume Points in millions)
North America	264.2	314.5	(16.0)%
Latin America	255.3	271.4	(5.9)%
EMEA	298.7	314.3	(5.0)%
Asia Pacific	528.4	505.2	4.6%
China	54.8	48.6	12.8%
Worldwide	1,401.4	1,454.0	(3.6)%

Volume Points decreased 3.6% for the three months ended March 31, 2024, after having decreased 14.5% for the same period in 2023. As presented in the table above, the North America, Latin America and EMEA volume point percentage declines were lesser in the first quarter 2024 than in 2023; and for Asia-Pacific and China, we experienced a volume increase in the first quarter 2024 as opposed to a volume decline in 2023.

In North America volume points decreased year over year and its total new members also decreased year over year. We continue to enhance our educational and motivational programs and promotions, and we have seen improvements in our new distributors during the first quarter of 2024 compared to 2023. Latin America continues to have difficult economic conditions including inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point lesser decrease for the 2024 first quarter compared to 2023 reflects mixed performance across the markets in EMEA. EMEA results were also negatively impacted by inflationary pressure and other ongoing macroeconomic conditions on customer demand, as well as political and economic uncertainty across certain markets in the region. The Asia Pacific region saw Volume Point increases for the 2024 first quarter versus the 2023 period, led by continued growth in the India market, the largest in the region, and Vietnam. Such growth was partially offset by declines in other markets in Asia Pacific, particularly Indonesia. Such decline can be attributable in part, we believe, to weak economic climate and inflationary pressure that have led to a decline in customer demand. China saw Volume Point increases for the 2024 first quarter versus the 2023 period. This trend reflects, we believe, our Members continue to adjust their business approaches to a confluence of factors, including changes and enhancements we have made for our business and external conditions. Also, a surge of COVID cases late in 2022 and COVID related lock-downs had an adverse effect on our results and business recovery during the first quarter of 2023 which also drove the improvements in the first quarter of 2024 compared to the first quarter of 2023.

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

Summary Financial Results

Net sales were $1,264.3 million for the three months ended March 31, 2024. Net sales increased $12.2 million, or 1.0%, for the three months ended March 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 2.4% for the three months ended March 31, 2024, as compared to the same period in 2023. The 1.0% increase in net sales for the three months ended March 31, 2024 was primarily driven by a 6.6% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 3.6% decrease in Volume Points, a 1.4% unfavorable impact of fluctuations in foreign currency exchange rates, and a 0.8% unfavorable impact of sales mix.

Net income was $24.3 million, or $0.24 per diluted share, for the three months ended March 31, 2024, as compared to $29.3 million, or $0.29 per diluted share, in the three months ended March 31, 2023. The decrease in net income for the three months ended March 31, 2024 was mainly due to $16.3 million higher selling, general, and administrative expenses, $8.9 million of other operating income in 2023 relating to government grant income for China versus none in 2024, and $7.9 million higher income taxes; partially offset by $26.6 million higher contribution margin primarily driven by price increases and lower inventory write-downs, partially offset by unfavorable cost changes related to self-manufacturing and sourcing.

Net income for the three months ended March 31, 2024 included a $16.7 million pre-tax unfavorable impact ($12.2 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs; $11.0 million pre-tax unfavorable impact ($8.9 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, and a $5.9 million pre-tax unfavorable impact ($3.9 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2024 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
Operations:
Net sales	100.0%	100.0%
Cost of sales	22.5	23.8
Gross profit	77.5	76.2
Royalty overrides(1)	32.9	33.2
Selling, general, and administrative expenses(1)	38.9	38.1
Other operating income	—	(0.7)
Operating income	5.7	5.6
Interest expense, net	3.0	3.1
Income before income taxes	2.7	2.5
Income taxes	0.8	0.2
Net income	1.9%	2.3%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,189.1 million for the three months ended March 31, 2024 representing an increase of $4.7 million, or 0.4%, as compared to the same period in 2023. In local currency, net sales increased 1.6% for the three months ended March 31, 2024, as compared to the same period in 2023. The 0.4% increase in net sales for the three months ended March 31, 2024 was primarily due to a 7.0% favorable impact of prices increases, partially offset by a decrease in sales volume, as indicated by a 4.2% decrease in Volume Points, a 1.2% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.3% unfavorable impact of sales mix.

For a discussion of China’s net sales for the three months ended March 31, 2024, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $501.2 million, or 42.1% of net sales, for the three months ended March 31, 2024, representing an increase of $18.7 million, or 3.9%, as compared to the same period in 2023. The 3.9% increase in contribution margin for the three months ended March 31, 2024 was primarily the result of an 11.7% favorable impact of price increases and a 1.4% favorable impact of lower inventory write-downs, partially offset by a 4.2% unfavorable impact of volume decreases, a 2.7% unfavorable impact of cost changes related to self-manufacturing and sourcing primarily related to increased raw material costs, and a 1.9% unfavorable impact of sales mix.

China reported contribution margin of $62.9 million for the three months ended March 31, 2024, representing an increase of $7.9 million, or 14.4%, for the three months ended March 31, 2024, as compared to the same period in 2023. The 14.4% increase in contribution margin for the three months ended March 31, 2024 was primarily the result of a 12.8% favorable impact of volume increases as indicated by an increase in Volume Points. As described in the China section of the Sales by Geographic Region below, if Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, the favorable impact of volume increases would have been 19.3%. In addition, the increase in contribution margin was driven by a 1.7% favorable impact of lower inventory write-downs, partially offset by a 6.1% unfavorable impact of foreign currency fluctuations and a 3.2% unfavorable impact of sales mix.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
	(Dollars in millions)
North America	$265.8	$297.2	(10.6)%
Latin America	214.2	205.5	4.2%
EMEA	277.9	268.1	3.7%
Asia Pacific	431.2	413.6	4.3%
China	75.2	67.7	11.1%
Worldwide	$1,264.3	$1,252.1	1.0%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2024 as compared to the same period in 2023, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

Global inflationary pressures, supply chain challenges and other macroeconomic factors such as geopolitical conflict may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures which could impact our net sales and sales volumes. See below for a more detailed discussion of each geographic region and individual market.

North America

The North America region reported net sales of $265.8 million for the three months ended March 31, 2024. Net sales decreased $31.4 million, or 10.6%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales decreased 10.6% for the three months ended March 31, 2024, as compared to the same period in 2023. The 10.6% decrease in net sales for the three months ended March 31, 2024 was primarily due to a decrease in sales volume, as indicated by a 16.0% decrease in Volume Points, partially offset by a 5.4% favorable impact of price increases.

Net sales in the U.S. were $258.7 million for the three months ended March 31, 2024. Net sales decreased $30.5 million, or 10.5%, for the three months ended March 31, 2024, as compared to the same period in 2023.

Sales volumes declined for the three months ended March 31, 2024 compared to the 2023 prior year period. Emerging from pandemic conditions, we continue to have fewer new Members in the region. We are supporting Members with increased numbers of in-person events, new product launches, targeted communications and sales incentives, as well as modernizing our technological tools in order to enhance our Members’ ability to market and sell our products and promote business opportunities. Despite the total number of new Members decreasing, we have seen increases in our new distributors during the first quarter of 2024 compared to the first quarter of 2023. The region implemented 3.0% price increases during March 2024. During 2023, the region implemented 3.5% price increases during March 2023 and September 2023.

Latin America

The Latin America region reported net sales of $214.2 million for the three months ended March 31, 2024. Net sales increased $8.7 million, or 4.2%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 2.0% for the three months ended March 31, 2024, as compared to the same period in 2023. The 4.2% increase in net sales for the three months ended March 31, 2024 was due to a 2.2% favorable impact of fluctuations in foreign currency exchange rates and a 8.4% favorable impact of price increases, partially offset by a decrease in sales volume, as indicated by a 5.9% decrease in Volume Points and a 0.5% unfavorable impact of sales mix.

Net sales in Mexico were $140.9 million for the three months ended March 31, 2024. Net sales increased $13.1 million, or 10.3%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 0.2% for the three months ended March 31, 2024, as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had a favorable impact of $12.8 million on net sales for the three months ended March 31, 2024. To a lesser extent, a volume decline was seen for the 2024 first quarter versus the prior year, attributable we believe to the cumulative impact of several years of declines in new Members and Sales Leaders. Macroeconomic conditions such as a slowdown in the economy and prolonged high interest rates have also created challenges for Members’ Nutrition Club operations, which continue to be an important DMO in the market. We are supporting Members with promotions that encourage volume, even at lower levels, for newer Members. During the second half of 2023 and in the first quarter of 2024, we have continued to experience importation delays in Mexico as a result of the government delaying timely approval of importation permits which has impacted certain of our inventory supply, which we believe adversely affected our net sales. To minimize the risk of disruption to our Mexico market, we continue to work closely with the Mexican government and have seen some improvements as additional importation permits were received. The market saw a 5.25% price increase during March 2024. During 2023, the Mexico market implemented 2% and 5% price increases during June 2023 and January 2023, respectively.

Other markets across the region also saw volume declines for the three months ended March 31, 2024 versus the 2023 period. The region has seen difficult economic conditions as well as market-specific factors including political and social instability. Inflationary pressures, improving but remained elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand. The sales volume declines in markets other than Mexico was greatest for Peru, Colombia, and Brazil. Promotional efforts within the region include increasing in-person activities, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products. The majority of the markets in the region instituted price increases to address market-specific conditions during the 2024 first quarter. We are also currently exploring additional measures to enhance the competitiveness of our product pricing, aiming to stimulate incremental growth in volume and to increase our Members’ ability to promote business opportunities.

EMEA

The EMEA region reported net sales of $277.9 million for the three months ended March 31, 2024. Net sales increased $9.8 million, or 3.7%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 6.5% for the three months ended March 31, 2024, as compared to the same period in 2023. The 3.7% increase in net sales for the three months ended March 31, 2024 was primarily due to a 12.7% favorable impact of price increases, partially offset by 2.8% unfavorable impact of fluctuations in foreign currency exchange rates, a decrease in sales volume, as indicated by a 5.0% decrease in Volume Points, and a 0.4% unfavorable impact of sales mix. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Volumes declined, to a lesser extent, across most EMEA markets during the three months ended March 31, 2024 versus the 2023 period. Economic conditions across the region, including inflation in certain markets, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets during the three months ended March 31, 2024 versus the 2023 period were led by Russia and Spain, partially offset by increases in Kazakhstan. Our Russia entity had no sales during the 2024 first quarter due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products in Kazakhstan, among other neighboring markets, has led to an increase in volume in Kazakhstan.

Focus areas for Herbalife and our Members in the region include branding and promotions, supporting increased numbers of in-person events, launching new products, strengthening the Nutrition Club DMO in certain markets, and other promotional initiatives to incentivize sales. The majority of the markets in the region instituted price increases to address market-specific conditions during the three months ended March 31, 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $431.2 million for the three months ended March 31, 2024. Net sales increased $17.6 million, or 4.3%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 6.9% for the three months ended March 31, 2024, as compared to the same period in 2023. The 4.3% increase in net sales for the three months ended March 31, 2024 was primarily due to an increase in sales volume, as indicated by a 4.6% increase in Volume Points, and a 3.7% favorable impact of price increases, partially offset by a 2.6% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.2% unfavorable impact of sales mix.

Net sales in India were $203.5 million for the three months ended March 31, 2024. Net sales increased $24.9 million, or 13.9%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 15.1% for the three months ended March 31, 2024, as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.0 million on net sales for the three months ended March 31, 2024. Sales volumes have increased in India in recent years as we continue to promote our brand, such as through sports sponsorships, in-person events, strengthening the Preferred Customer program and making it easier for our Preferred Customers to convert to Distributors in India. The India market had no price increase during the three months ended March 31, 2024. During 2023, the India market implemented a 4.5% price increase during November 2023.

Net sales in Vietnam were $75.6 million for the three months ended March 31, 2024. Net sales increased $4.5 million, or 6.3%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 10.9% for the three months ended March 31, 2024, as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $3.2 million on net sales for the three months ended March 31, 2024. The sales volume increase for the three months ended March 31, 2024 versus the 2023 period was partially driven by, we believe, the comparison to a 2023 first quarter that included lower level of sales as a result of a January 2023 increase in the local value added tax rate which may have had an adverse impact to our net sales during the first quarter of 2023. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor, and we believe, macroeconomic conditions in the market continue to create challenges. The market implemented a 3.5% price increase in March 2024. During 2023, the Vietnam market implemented a 3% price increase during March 2023. Further, changes to direct-selling regulations in the market were approved by local government in April 2023; we continue to work closely with Vietnam government and monitor these regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets sales volume was down for the three months ended March 31, 2024 as compared to the 2023 period, most significantly for Indonesia. We continued to see lower levels of member retention and new Members for some markets as Members’ Nutrition Club operations recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include promotional initiatives to incentivize sales, launching new products, and expanding successful country initiatives throughout the region. Some markets in the region instituted price increases to address market-specific conditions during the three months ended March 31, 2024.

China

The China region reported net sales of $75.2 million for the three months ended March 31, 2024. Net sales increased $7.5 million, or 11.1%, for the three months ended March 31, 2024, as compared to the same period in 2023. In local currency, net sales increased 16.7% for the three months ended March 31, 2024, as compared to the same period in 2023. The 11.1% increase in net sales for the three months ended March 31, 2024 was primarily due to an increase in sales volume, as indicated by a 12.8% increase in Volume Points. As described further above, Volume Points are generally recognized when a Member pays for an order, while net sales are generally recognized when product is delivered and when control passes to the Member or customer. If Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, the increase in sales volume would have been 19.3% as there was a more favorable timing difference between net sales and volume point recognition during the three months ended March 31, 2024 as compared to the same period in 2023. The 19.3% increase in sales volume was partially offset by a 5.6% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.6% unfavorable impact of sales mix. The China region had no price increase during the three months ended March 31, 2024 and during the twelve months ended December 31, 2023.

The sales volume increase for the three months ended March 31, 2024 versus the 2023 period was partially driven by the comparison to a 2023 first quarter that includes lower level of sales as a result of pandemic related conditions. Sales volume increases were also attributable to, we believe, our continued enhancement to our qualification requirements and promotion programs in the China market, as well as Members’ ability to adjust their business approaches to these changes. The frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, are stabilizing, but continue to be below pre-pandemic levels.

Other focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological tools to make it easier for our Members to do business, encouraging a customer-based approach through DMOs such as weight management challenges, and supporting Members’ establishment of daily consumption-oriented Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
	(Dollars in millions)
Weight Management	$704.7	$706.3	(0.2)%
Targeted Nutrition	377.8	365.9	3.3%
Energy, Sports, and Fitness	139.8	135.7	3.0%
Outer Nutrition	20.4	20.8	(1.9)%
Literature, Promotional, and Other(1)	21.6	23.4	(7.7)%
Total	$1,264.3	$1,252.1	1.0%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

Net sales for the significant product categories remained relatively flat and had slight increases for the three months ended March 31, 2024 as compared to the same period in 2023. The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $979.3 million and $953.5 million for the three months ended March 31, 2024 and 2023, respectively. Gross profit as a percentage of net sales was 77.5% and 76.2% for the three months ended March 31, 2024 and 2023, respectively, or a favorable net increase of 131 basis points.

The increase in gross profit as a percentage of net sales for the three months ended March 31, 2024 as compared to the same period in 2023 included the favorable impact of price increases of 154 basis points; the favorable impact of lower inventory write-downs of 59 basis points; the favorable impact of foreign currency fluctuations of 13 basis points; favorable changes in sales mix of 7 basis points; and favorable other cost changes of 5 basis points; partially offset by unfavorable cost changes related to self-manufacturing and sourcing of 107 basis points primarily related to increased raw material costs.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $415.2 million and $416.0 million for the three months ended March 31, 2024 and 2023, respectively. Royalty overrides as a percentage of net sales were 32.9% and 33.2% for the three months ended March 31, 2024 and 2023, respectively.

The decrease in royalty overrides as a percentage of net sales for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to higher net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Generally, Royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $492.2 million and $475.9 million for the three months ended March 31, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of net sales were 38.9% and 38.1% for the three months ended March 31, 2024 and 2023, respectively.

The $16.3 million increase in selling, general, and administrative expenses for the three months ended March 31, 2024 as compared to the same period in 2023 was driven by $14.4 million in higher professional fees primarily from expenses related to the Digital Technology Program, $9.4 million in higher labor and benefits costs, partially offset by $3.9 million in lower foreign exchange losses and $3.8 million in lower Member event and promotion costs. The increase in labor and benefit costs includes higher employee bonus accruals and expenses related to the Restructuring Program which were partially offset by lower expenses related to the Transformation Program.

See Note 13, Restructuring Activities, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Operating Income

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended March 31, 2024.

The $8.9 million of other operating income for the three months ended March 31, 2023 consisted of $8.9 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in millions)
Interest expense	$41.6	$41.8
Interest income	(3.7)	(2.4)
Interest expense, net	$37.9	$39.4

The decrease in interest expense, net for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to a decrease in our overall borrowings, an increase in capitalized interest, and an increase in interest income earned, partially offset by an increase in our weighted-average interest rate. As a result of the $1.6 billion debt refinancing transactions described further in Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, we expect our weighted-average interest rate to increase in future periods and therefore we expect our interest expense and total interest expense, net to increase in fiscal year 2024 compared to fiscal year 2023.

Income Taxes

Income taxes were $9.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rate was 28.5% and 5.8% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to changes in the geographic mix of the Company's income and a decrease in tax benefit from discrete events.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but remains elevated in 2023 and the first quarter of 2024, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $398.3 million cash and cash equivalents as of March 31, 2024 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the three months ended March 31, 2024, we generated $13.8 million of operating cash flow as compared to $46.2 million for the same period in 2023. The decrease in our operating cash flow was the result of $35.3 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, and $2.9 million of favorable changes in operating assets and liabilities. The $35.3 million of lower net income excluding non-cash and reconciling items was primarily driven by higher selling, general and administrative expenses, a government grant income for China in 2023, and higher income taxes; partially offset by higher contribution margin (See Summary Financial Results above for further discussion). The $2.9 million of favorable changes in operating assets and liabilities was primarily the result of unfavorable changes in inventories, and other current liabilities primarily from unfavorable changes in advance sales deposit; partially offset by favorable changes in prepaid expenses and other current assets and accounts payable.

Capital expenditures, including accrued capital expenditures, were $33.6 million and $28.0 million for the three months ended March 31, 2024 and 2023, respectively. The majority of these expenditures during the three months ended March 31, 2024 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $120 million to $150 million for the full year 2024, which includes Herbalife One. Based on our estimates, we expect our total future capital expenditures to remain elevated during 2024 and 2025 as a result of Herbalife One, where we have incurred approximately more than half of the expected implementation costs relating to Herbalife One as of March 31, 2024. In addition, based on the Herbalife One implementation costs incurred thus far, we began to recognize non-cash amortization expenses during the first quarter of 2024 and continue to expect to recognize approximately $30 to $35 million of these non-cash amortization expenses within our full-year 2024 consolidated statement of income; thereafter, we expect to recognize similar amounts of non-cash amortization expenses which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

In March 2024, we hosted our annual global honors event where sales leaders from around the world met, shared best practices, and conducted leadership training, and our management awarded Members $74.9 million of Mark Hughes bonus payments related to their 2023 performance. In March 2023, our management awarded Members $77.9 million of Mark Hughes bonus payments related to their 2022 performance.

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of at least $115 million with approximately $70 million of savings realized in 2023 and approximately $115 million of annual savings expected to be realized in 2024 and thereafter. We also expect to incur total pre-tax expenses of at least $95 million to realize these annual run-rate savings. We have already incurred total pre-tax expenses of approximately $85.1 million through March 31, 2024, of which $5.9 million and $27.3 million were incurred in the three months ended March 31, 2024 and 2023, respectively, and recognized in selling, general, and administrative expenses within our condensed consolidated statements of income. In addition, we expect a total of $20 million to $25 million, inclusive of the $16.4 million incurred from inception to date of related capital expenditures through 2024, primarily relating to technology, to support the Transformation Program. Since the Transformation Program is still ongoing and expected to be completed in 2024, these estimated amounts are preliminary and based on management’s estimates and actual results could differ from such estimates.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, our distributors, and our customers. The Restructuring Program is expected to deliver annual savings of at least $80 million beginning in 2025 with approximately $40 million of savings expected to be realized in 2024. We also expect to incur total pre-tax expenses of at least $60 million relating to the Restructuring Program through 2024, of which $16.7 million was recognized in selling, general, and administrative expenses within the condensed consolidated statement of income during the quarter ended March 31, 2024. We expect to complete the Restructuring Program by the end of 2024. Since the Restructuring Program is still ongoing, these estimated amounts are preliminary and based on management’s estimates and actual results could differ from such estimates.

Senior Secured Credit Facility

On August 16, 2018, we entered into a $1.25 billion senior secured credit facility, or the 2018 Credit Facility, consisting of a $250.0 million term loan A, or the 2018 Term Loan A, a $750.0 million term loan B, or the 2018 Term Loan B, and a $250.0 million revolving credit facility, or the 2018 Revolving Credit Facility, with a syndicate of financial institutions as lenders. The 2018 Term Loan B matures upon the earlier of: (i) August 18, 2025, or (ii) December 15, 2023 if the outstanding principal on the 2024 Convertible Notes, as defined below, exceeded $350.0 million and we exceed certain leverage ratios as of that date. As described further below, the 2024 Convertible Notes matured and we repaid the remaining outstanding principal and any accrued interest on March 15, 2024. All obligations under the 2018 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Also on August 16, 2018, we issued $400.0 million aggregate principal amount of senior unsecured notes, or the 2026 Notes, and used the proceeds from the 2018 Credit Facility and the 2026 Notes to repay in full the $1,178.1 million outstanding under our prior senior secured credit facility.

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

On March 19, 2020, we amended the 2018 Credit Facility which, among other things, extended the maturity of both the 2018 Term Loan A and 2018 Revolving Credit Facility to the earlier of: (i) March 19, 2025 or (ii) September 15, 2023 if the outstanding principal on the 2024 Convertible Notes, exceeded $350.0 million and we exceed certain leverage ratios as of that date (as described further below, the 2024 Convertible Notes matured and we repaid the remaining outstanding principal and any accrued interest on March 15, 2024; increased borrowings under the 2018 Term Loan A from $234.4 million to a total of $264.8 million; increased the total available borrowing capacity under 2018 Revolving Credit Facility from $250.0 million to $282.5 million; and reduced the interest rate for borrowings under both the 2018 Term Loan A and 2018 Revolving Credit Facility. We incurred approximately $1.6 million of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to ASC 470, this transaction was accounted for as a modification of the 2018 Credit Facility. Of the $1.6 million of debt issuance costs, approximately $1.1 million was recorded on our condensed consolidated balance sheet and is being amortized over the life of the 2018 Credit Facility using the effective-interest method, and approximately $0.5 million was recognized in interest expense, net within our condensed consolidated statement of income during the first quarter of 2020.

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

The 2018 Credit Facility requires us to comply with a leverage ratio. The 2018 Credit Facility also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2018 Credit Facility contains customary events of default. As of March 31, 2024 and December 31, 2023, we were in compliance with our debt covenants under the 2018 Credit Facility.

The 2018 Term Loan A and 2018 Term Loan B are payable in consecutive quarterly installments which began on December 31, 2018. Interest is due at least quarterly on amounts outstanding under the 2018 Credit Facility. In addition, beginning in 2020, we may be required to make mandatory prepayments towards the 2018 Term Loan B based on our consolidated leverage ratio and annual excess cash flows as defined under the terms of the 2018 Credit Facility. We are also permitted to make voluntary prepayments. Amounts outstanding under the 2018 Term Loan A and 2018 Term Loan B may be voluntarily prepaid without premium or penalty, subject to customary breakage fees in connection with the prepayment of a eurocurrency loan. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2018 Term Loan A and 2018 Term Loan B in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us. Pursuant to the terms of the excess cash flow clause, and based on the 2023 excess cash flow calculation and consolidated leverage ratio as of December 31, 2023, as described and defined under the terms of the 2018 Credit Facility, we made a $66.3 million mandatory prepayment towards the 2018 Term Loan B during the first quarter of 2024.

During the three months ended March 31, 2024, we borrowed an aggregate amount of $160.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $103.5 million on amounts outstanding under the 2018 Credit Facility, which included $30.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B. During the three months ended March 31, 2023, the Company borrowed an aggregate amount of $71.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $138.2 million on amounts outstanding under the 2018 Credit Facility, which included $131.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of March 31, 2024 and December 31, 2023, the U.S. dollar amount outstanding under the 2018 Credit Facility was $943.2 million and $886.7 million, respectively. Of the $943.2 million outstanding under the 2018 Credit Facility as of March 31, 2024, $228.9 million was outstanding under the 2018 Term Loan A, $584.3 million was outstanding under the 2018 Term Loan B and $130.0 million was outstanding under the 2018 Revolving Credit Facility. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2018 Revolving Credit Facility as of December 31, 2023. There were no outstanding foreign currency borrowings under the 2018 Credit Facility as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.92% and 7.62%, respectively.

See Note 4, Long-Term Debt, and Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility and the refinancing thereof.

Convertible Senior Notes due 2024

In March 2018, we issued $550.0 million aggregate principal amount of convertible senior notes due 2024, or the 2024 Convertible Notes. The 2024 Convertible Notes were senior unsecured obligations which ranked effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2024 Convertible Notes paid interest at a rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018. The 2024 Convertible Notes matured on March 15, 2024.

In December 2021, we made an irrevocable election under the indenture governing the 2024 Convertible Notes to require the principal portion of the 2024 Convertible Notes to be settled in cash and any excess in shares or cash. In December 2022, we issued $277.5 million aggregate principal of new convertible senior notes due 2028 as described below, and subsequently used the proceeds, to repurchase $287.5 million of our existing 2024 Convertible Notes from a limited number of holders in privately negotiated transactions for an aggregate purchase price of $274.9 million, which included $1.7 million of accrued interest. In August 2023, we repurchased $65.5 million of our existing 2024 Convertible Notes through open market purchases for an aggregate purchase price of $65.1 million, which included $0.8 million of accrued interest. During March 2024, we repaid a total amount of $197.0 million to repay in full amounts outstanding on the 2024 Convertible Notes upon maturity, as well as $2.6 million of accrued interest.

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

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2018 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. See Note 4, Long-Term Debt, and Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes and the partial redemption and repurchase of a portion thereof.

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

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2024, the total amount of our foreign subsidiary cash and cash equivalents was $379.8 million, of which $46.5 million was held in U.S. dollars. As of March 31, 2024, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $18.5 million.

For earnings not considered to be indefinitely reinvested deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2023, Herbalife Ltd. had approximately $2.9 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2023, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2023 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2024 and 2023, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of March 31, 2024 and December 31, 2023, we had working capital of $281.5 million and $121.7 million, respectively, or an increase of $159.8 million. The increase was primarily due to decreases in royalty overrides, and the current portion of long-term debt primarily from the repayment of the remaining $197.0 million balance of the 2024 Convertible Notes which matured on March 15, 2024 and a $66.3 million mandatory prepayment on the 2018 Term Loan B; partially offset by $176.9 million decrease in cash and cash equivalents.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2024.

Subsequent Events

See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information relating to our $1.6 billion debt refinancing transactions and other related transactions that occurred during April 2024.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2024, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three months ended March 31, 2024 and 2023.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $22.2 million and $24.2 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, we had goodwill of approximately $93.9 million and $95.4 million, respectively. The decrease in goodwill during the three months ended March 31, 2024 was due to foreign currency translation adjustments. As of both March 31, 2024 and December 31, 2023, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three months ended March 31, 2024 and 2023.

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

We evaluate the realizability of our deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. The ability to forecast income over multiple years at a jurisdictional level is subject to uncertainty especially when our assessment of valuation allowances factor in longer term income forecasts. The impact of increasing or decreasing the valuation allowance could be material to our condensed consolidated financial statements. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of the 2023 10-K for additional information on our net deferred tax assets and valuation allowances.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2024 and December 31, 2023, the aggregate notional amounts of these contracts outstanding were approximately $54.6 million and $76.3 million, respectively. As of March 31, 2024, the outstanding contracts were expected to mature over the next fourteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2024, we recorded assets at fair value of $0.3 million and liabilities at fair value of $4.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, we recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2024 and December 31, 2023.

As of both March 31, 2024 and December 31, 2023, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2024:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2024
Buy Chinese yuan sell U.S. dollar	7.18	$28.6	$(0.3)
Buy Danish krone sell U.S. dollar	6.82	2.7	—
Buy Euro sell British pound	0.86	6.3	—
Buy Euro sell Chilean peso	1,030.80	1.0	—
Buy Euro sell Hong Kong dollar	8.50	9.0	—
Buy Euro sell Indonesian rupiah	17,160.10	2.5	—
Buy Euro sell Korean won	1,454.02	2.0	—
Buy Euro sell Mexican peso	19.32	74.9	(5.0)
Buy Euro sell Philippine peso	60.62	2.0	—
Buy Euro sell South African rand	20.74	1.6	—
Buy Euro sell Taiwan dollar	34.50	2.3	—
Buy Euro sell U.S. dollar	1.09	9.6	—
Buy Kazakhstani tenge sell U.S. dollar	452.17	8.8	0.1
Buy Korean won sell U.S. dollar	1,327.29	24.8	(0.4)
Buy Malaysian ringgit sell U.S. dollar	4.69	11.6	(0.1)
Buy Mexican peso sell Euro	18.18	5.9	0.1
Buy Mexican peso sell U.S. dollar	16.80	35.0	0.4
Buy Norwegian krone sell U.S. dollar	10.51	5.2	(0.2)
Buy Polish zloty sell U.S. dollar	3.95	4.0	—
Buy Singapore dollar sell U.S. dollar	1.34	3.0	—
Buy Swedish krona sell U.S. dollar	10.29	4.2	(0.2)
Buy Swiss Franc sell U.S. dollar	0.89	5.6	—
Buy Taiwan dollar sell U.S. dollar	31.60	13.3	(0.1)
Buy U.S. dollar sell Brazilian real	5.01	7.3	—
Buy U.S. dollar sell British pound	1.27	21.6	0.1
Buy U.S. dollar sell Colombian peso	3,905.65	2.5	—
Buy U.S. dollar sell Euro	1.09	149.1	1.3
Buy U.S. dollar sell Indian rupee	83.01	9.0	—
Buy U.S. dollar sell Mexican peso	16.89	19.6	(0.3)
Buy U.S. dollar sell Norwegian krone	10.73	1.1	—
Buy U.S. dollar sell Philippine peso	55.56	3.6	—
Buy U.S. dollar sell Polish zloty	3.98	1.4	—
Buy U.S. dollar sell Taiwan dollar	31.50	1.8	—
Total forward contracts		$480.9	$(4.6)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2024, the aggregate annual maturities of the 2018 Credit Facility were expected to be $21.4 million for the remainder of 2024, and $921.8 million for 2025. As of March 31, 2024, the fair values of the 2018 Term Loan A, 2018 Term Loan B, and 2018 Revolving Credit Facility were approximately $228.3 million, $582.8 million, and $130.0 million, respectively, and the carrying values were $228.5 million, $582.5 million, and $130.0 million, respectively. As of December 31, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $236.1 million and $650.6 million, respectively, and the carrying values were $235.5 million and $648.2 million, respectively. There were no outstanding borrowings on the 2018 Revolving Credit Facility as of December 31, 2023. The 2018 Credit Facility bears variable interest rates, and as of March 31, 2024 and December 31, 2023, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.92% and 7.62%, respectively.

Since our 2018 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2018 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $9.4 million, respectively. The variable interest rates payable under our 2018 Credit Facility were linked to LIBOR as the benchmark for establishing such rates until June 30, 2023, when LIBOR was discontinued as a benchmark rate. As a result, our 2018 Credit Facility was amended during the second quarter of 2023, to transition from LIBOR to the alternative benchmark rate, which was set as SOFR starting July 1, 2023. This transition from LIBOR to SOFR may result in interest rates that are higher or lower than those that would have resulted had LIBOR remained in effect. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2018 Credit Facility.

On March 15, 2024, the 2024 Convertible Notes matured and were repaid in full. As of December 31, 2023, the fair value of the 2024 Convertible Notes was approximately $196.2 million and the carrying value was $196.8 million. The 2024 Convertible Notes paid interest at a fixed rate of 2.625% per annum payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2018.

As of March 31, 2024, the fair value of the 2028 Convertible Notes was approximately $242.5 million and the carrying value was $270.8 million. As of December 31, 2023, the fair value of the 2028 Convertible Notes was approximately $320.9 million, and the carrying value was $270.5 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of March 31, 2024, the fair value of the 2025 Notes was approximately $601.0 million and the carrying value was $597.5 million. As of December 31, 2023, the fair value of the 2025 Notes was approximately $596.8 million and the carrying value was $597.1 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $7.4 million or increase by approximately $7.8 million, respectively.

As of March 31, 2024, the fair value of the 2029 Notes was approximately $423.2 million and the carrying value was $594.7 million. As of December 31, 2023, the fair value of the 2029 Notes was approximately $471.6 million and the carrying value was $594.5 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.7 million or increase by approximately $17.5 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our ability to execute our growth and other strategic initiatives, including implementation of our restructuring initiatives, and increased penetration of our existing markets;
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

Additional factors and uncertainties that could cause actual results or outcomes to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes, and in Part I, Item 1A, Risk Factors, of the 2023 10-K. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2023 10-K. When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. There have been no material changes to our risk factors disclosed in the 2023 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2018 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. We did not repurchase any of our common shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

4.12	Indenture, dated as of April 12, 2024, among HLF Financing SaRL, LLC and Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee and notes collateral agent	(c)
4.13	Form of Global Note for 12.250% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.12 hereto)	(c)
10.47#	Employment Agreement, dated as of January 3, 2024, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	(b)
10.48#	Employment Agreement, dated as of March 27, 2024, by and among John DeSimone, Herbalife International of America, Inc. and Herbalife Ltd.	*
10.49#	Stock Appreciation Right Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	*
10.50#	Stock Unit Award Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	*
10.51#	Stock Appreciation Right Agreement, dated as of March 25, 2024, by and between John DeSimone and Herbalife Ltd.	*
10.52

Eighth Amendment to Credit Agreement, dated as of April 12, 2024, by and among HLF Financing SaRL, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., HBL IHB Operations S.à R.L., Herbalife International, Inc., certain of Herbalife Ltd.’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and as collateral agent and Coöperatieve Rabobank U.A., New York Branch, as administrative agent for the Revolving Credit Lenders

(c)
10.53#	Amended and Restated Herbalife Ltd. 2023 Stock Incentive Plan	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL (included as Exhibit 101)	*

*Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

(a)
Previously filed on May 2, 2023 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and is incorporated herein by reference.
(b)
Previously filed on February 14, 2024 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and is incorporated herein by reference.
(c)
Previously filed on April 18, 2024 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: May 1, 2024