Form 10-Q
period 2024-09-30
HERBALIFE LTD.
filed 2024-10-30
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of registrant’s common shares outstanding as of October 23, 2024 was 100,791,979.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$402.5	$575.2
Receivables, net of allowance for doubtful accounts	82.0	81.2
Inventories	515.3	505.2
Prepaid expenses and other current assets	244.8	237.7
Total current assets	1,244.6	1,399.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	463.3	506.5
Operating lease right-of-use assets	187.7	185.8
Marketing-related intangibles and other intangible assets, net	312.7	314.0
Goodwill	93.1	95.4
Other assets	352.1	308.4
Total assets	$2,653.5	$2,809.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$86.6	$84.0
Royalty overrides	332.1	343.4
Current portion of long-term debt	283.3	309.5
Other current liabilities	583.0	540.7
Total current liabilities	1,285.0	1,277.6
Long-term debt, net of current portion	1,977.9	2,252.9
Non-current operating lease liabilities	167.3	167.6
Other non-current liabilities	177.5	171.6
Total liabilities	3,607.7	3,869.7
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 100.7 million (2024) and 99.2 million (2023) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	267.0	233.9
Accumulated other comprehensive loss	(235.4)	(232.0)
Accumulated deficit	(985.9)	(1,062.3)
Total shareholders’ deficit	(954.2)	(1,060.3)
Total liabilities and shareholders’ deficit	$2,653.5	$2,809.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions, except per share amounts)
Net sales	$1,240.3	$1,281.3	$3,785.7	$3,847.4
Cost of sales	268.7	303.2	836.8	903.4
Gross profit	971.6	978.1	2,948.9	2,944.0
Royalty overrides	405.5	416.1	1,236.0	1,261.8
Selling, general, and administrative expenses	444.0	455.3	1,438.5	1,391.7
Other operating income	(5.0)	—	(5.0)	(10.1)
Operating income	127.1	106.7	279.4	300.6
Interest expense, net	56.5	38.5	152.1	116.3
Other expense (income), net	—	(1.0)	10.5	(1.0)
Income before income taxes	70.6	69.2	116.8	185.3
Income taxes	23.2	26.4	40.4	53.3
Net income	$47.4	$42.8	$76.4	$132.0
Earnings per share:
Basic	$0.47	$0.43	$0.76	$1.33
Diluted	$0.46	$0.43	$0.75	$1.32
Weighted-average shares outstanding:
Basic	100.9	99.2	100.4	98.9
Diluted	101.9	100.4	101.4	100.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Net income	$47.4	$42.8	$76.4	$132.0
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(0.1) and $(0.3) for the three months ended September 30, 2024 and 2023, respectively, and $(0.1) and $(0.5) for the nine months ended September 30, 2024 and 2023, respectively	13.0	(15.5)	(18.5)	(0.7)
Unrealized gain (loss) on derivatives, net of income taxes of $— for both the three months ended September 30, 2024 and 2023, and $— and $(0.1) for the nine months ended September 30, 2024 and 2023, respectively	9.0	0.4	15.1	(2.2)
Total other comprehensive income (loss)	22.0	(15.1)	(3.4)	(2.9)
Total comprehensive income	$69.4	$27.7	$73.0	$129.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in millions)
Cash flows from operating activities:
Net income	$76.4	$132.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.4	85.1
Share-based compensation expenses	36.7	35.7
Non-cash interest expense	9.4	5.5
Deferred income taxes	(52.7)	(25.9)
Inventory write-downs	17.0	21.9
Foreign exchange transaction loss (gain)	11.9	(2.7)
Loss (gain) on extinguishment of debt	10.5	(1.0)
Other	3.8	2.9
Changes in operating assets and liabilities:
Receivables	(3.6)	(11.8)
Inventories	(41.7)	62.9
Prepaid expenses and other current assets	(3.7)	(24.5)
Accounts payable	0.9	(12.1)
Royalty overrides	(2.3)	(8.8)
Other current liabilities	62.1	13.6
Other	(1.3)	(11.4)
Net cash provided by operating activities	215.8	261.4
Cash flows from investing activities:
Purchases of property, plant, and equipment	(96.3)	(99.7)
Proceeds from sale and leaseback transaction, net of related expenses	37.9	—
Other	(0.6)	0.1
Net cash used in investing activities	(59.0)	(99.6)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	1,117.7	195.0
Principal payments on senior secured credit facility and other debt	(1,655.0)	(278.1)
Repayment of convertible senior notes	(197.0)	(64.3)
Proceeds from senior secured notes, net of discount	778.4	—
Repayment of senior notes	(344.3)	—
Debt issuance costs	(22.4)	(1.8)
Share repurchases	(5.7)	(9.7)
Other	2.0	2.3
Net cash used in financing activities	(326.3)	(156.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8.1)	(5.5)
Net change in cash, cash equivalents, and restricted cash	(177.6)	(0.3)
Cash, cash equivalents, and restricted cash, beginning of period	595.5	516.3
Cash, cash equivalents, and restricted cash, end of period	$417.9	$516.0

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K. Operating results for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures over reportable segment expenses were limited. The amendments in this update are effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal year beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance is not expected to have a material financial impact on the Company’s consolidated financial statements and the Company expects to have increased reportable segment disclosures within its Segment Information note, to the Company’s consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $64.2 million and $61.5 million as of September 30, 2024 and December 31, 2023, respectively. Substantially all credit card receivables were current as of September 30, 2024 and December 31, 2023. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately zero and $0.1 million during the three months ended September 30, 2024 and 2023, respectively, and approximately $0.3 million and $0.1 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company’s allowance for doubtful accounts was $2.4 million and $1.7 million, respectively. As of September 30, 2024 and December 31, 2023, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2024, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2023 and any remaining such balance was not material as of September 30, 2024. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $1.8 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in the consent order discussed in more detail in Note 5, Contingencies. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2024, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.0 million and zero during the three months ended September 30, 2024 and 2023, respectively, in other operating income within its condensed consolidated statements of income. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.0 million and $10.1 million during the nine months ended September 30, 2024 and 2023, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense (Income), Net

During the nine months ended September 30, 2024, the Company recognized a $10.5 million loss on the extinguishment of the 2018 Credit Facility (as defined below) and the partial redemption of the 2025 Notes (See Note 4, Long-Term Debt) in other expense (income), net within its condensed consolidated statements of income.

During the nine months ended September 30, 2023, the Company recognized a $1.0 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 4, Long-Term Debt) in other expense (income), net within its condensed consolidated statements of income.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$402.5	$575.2
Restricted cash included in Prepaid expenses and other current assets	10.3	15.3
Restricted cash included in Other assets	5.1	5.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$417.9	$595.5

The majority of the Company’s consolidated restricted cash held by certain of its foreign entities consists of cash deposits that are required due to the business operating requirements in those jurisdictions.

Sale and Leaseback Transaction

During July 2024, the Company completed a sale and a sixteen-month leaseback transaction with an independent third-party for the land, building, and related building improvements of its office building in Torrance, California. The aggregate sales price, net of closing costs relating to the sale transaction was approximately $38 million. These transactions met the requirements for sale-leaseback accounting, and as a result, the Company recorded a gain of approximately $4 million during the third quarter of 2024 in selling, general, and administrative expense within the Company’s condensed consolidated statement of income, and the land, building, and building improvements of approximately $34 million were removed from the Company’s total assets within its condensed consolidated balance sheet related to the sale transaction during the third quarter of 2024. The Company also recorded the right-of-use asset and lease liabilities relating to the sixteen-month leaseback transaction of approximately $4 million within the Company’s condensed consolidated balance sheet in the third quarter of 2024.

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

The following are the major classes of inventory:

	September 30, 2024	December 31, 2023
	(in millions)
Raw materials	$74.6	$80.3
Work in process	12.5	10.0
Finished goods	428.2	414.9
Total	$515.3	$505.2

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Borrowings under senior secured credit facility, carrying value	$363.4	$883.7
12.250% senior secured notes due 2029, carrying value	766.9	—
2.625% convertible senior notes due 2024, carrying value	—	196.8
4.250% convertible senior notes due 2028, carrying value	271.5	270.5
7.875% senior notes due 2025, carrying value	261.6	597.1
4.875% senior notes due 2029, carrying value	595.1	594.5
Other	2.7	19.8
Total	2,261.2	2,562.4
Less: current portion	283.3	309.5
Long-term portion	$1,977.9	$2,252.9

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of September 30, 2024 and December 31, 2023, the Company was in compliance with its financial covenants under the 2024 Credit Facility and 2018 Credit Facility, respectively.

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

As of September 30, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.05% and as of December 31, 2023 the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

During the nine months ended September 30, 2024, the Company borrowed an aggregate amount of $1,144.5 million, including $944.5 million under the 2024 Credit Facility, which included $544.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,636.2 million, including $549.5 million on amounts outstanding under the 2024 Credit Facility, which included $544.5 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. During the nine months ended September 30, 2023, the Company borrowed an aggregate amount of $195.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $276.7 million on amounts outstanding under the 2018 Credit Facility, which included $255.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the U.S. dollar amount outstanding under the 2024 Credit Facility was $395.0 million and 2018 Credit Facility was $886.7 million, respectively. Of the $395.0 million outstanding under the 2024 Credit Facility as of September 30, 2024, $395.0 million was outstanding under the 2024 Term Loan B. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of September 30, 2024 and December 31, 2023, respectively. In addition, as of both September 30, 2024 and December 31, 2023, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of September 30, 2024 and December 31, 2023, the remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, was approximately $355 million and approximately $285 million, respectively. There were no outstanding foreign currency borrowings under both the 2024 Credit Facility and 2018 Credit Facility as of September 30, 2024 and December 31, 2023, respectively.

During the three months ended September 30, 2024 and 2023, the Company recognized $16.5 million and $19.5 million, respectively, of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, as applicable, which included $1.2 million and less than $0.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.6 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $53.9 million and $54.7 million, respectively, of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, as applicable, which included $2.4 million and $0.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.9 million and $1.6 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B and 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2024 and December 31, 2023, the carrying amount of the 2024 Term Loan B and 2018 Term Loan B, respectively, was $363.4 million and $648.2 million, respectively, and the fair value was approximately $375.0 million and $650.6 million, respectively. The fair value of the outstanding borrowings on the 2018 Term Loan A were determined by utilizing over-the-counter market quotes for similar instruments, which were considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2023, the carrying value of the 2018 Term Loan A was $235.5 million, and the fair value was approximately $236.1 million.

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

As of September 30, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt issuance costs were $13.0 million, and the carrying amount was $766.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $803.8 million as of September 30, 2024, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2024, the Company recognized $25.8 million of interest expense relating to the 2029 Secured Notes, which included $0.8 million relating to non-cash interest expense relating to the debt discount and $0.5 million relating to amortization of debt issuance costs. During the nine months ended September 30, 2024, the Company recognized $48.4 million of interest expense relating to the 2029 Secured Notes, which included $1.5 million relating to non-cash interest expense relating to the debt discount and $0.9 million relating to amortization of debt issuance costs.

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

The Company adopted ASU 2020-06 during the first quarter of 2022 using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. As a result of adopting ASU 2020-06, on January 1, 2022, the Company increased long-term debt by approximately $59.1 million, reduced paid-in capital in excess of par value by approximately $136.7 million, and decreased accumulated deficit by approximately $77.6 million within its condensed consolidated balance sheet. In addition, the effective-interest on the 2024 Convertible Notes was approximately 3.1% per annum.

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

During the three months ended September 30, 2023, the Company recognized $1.9 million of interest expense relating to the 2024 Convertible Notes, which included $0.3 million relating to amortization of debt issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $1.2 million and $5.7 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.2 million and $0.8 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $6.0 million, and the carrying amount was $271.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $7.0 million, and the carrying amount was $270.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $205.4 million and $320.9 million as of September 30, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2024 and 2023, the Company recognized $3.3 million and $3.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.4 million and $0.3 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $10.6 million and $9.9 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.1 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

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

The Company may redeem all or part of the 2025 Notes at 100.0% of principal amount, plus accrued and unpaid interest thereon to the redemption date.

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

As of September 30, 2024, the outstanding principal on the 2025 Notes was $262.3 million, the unamortized debt issuance costs were $0.7 million, and the carrying amount was $261.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $2.9 million, and the carrying amount was $597.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $261.7 million and $596.8 million as of September 30, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2024 and 2023, the Company recognized $5.3 million and $12.2 million, respectively, of interest expense relating to the 2025 Notes, which included $0.2 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $24.3 million and $36.6 million, respectively, of interest expense relating to the 2025 Notes, which included $0.8 million and $1.1 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.9 million, and the carrying amount was $595.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $5.5 million, and the carrying amount was $594.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $386.4 million and $471.6 million as of September 30, 2024 and December 31, 2023, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2024 and 2023, the Company recognized $7.5 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $22.6 million and $22.6 million, respectively, of interest expense relating to the 2029 Notes, which included $0.7 million and $0.6 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $59.4 million and $41.7 million for the three months ended September 30, 2024 and 2023, respectively, and $161.4 million and $124.6 million for the nine months ended September 30, 2024 and 2023, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2024, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2024	$5.3
2025	283.8
2026	20.5
2027	20.3
2028	297.6
Thereafter	1,710.0
Total	$2,337.5

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2024, the Company had $143.1 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and $65 million of surety bonds, both related to the Company's tax assessments in Brazil as described further in Note 5, Contingencies.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2024, the Company had $17.8 million of Mexico VAT-related assets, of which $10.6 million was recognized in prepaid expenses and other current assets and $7.2 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $22.2 million, translated at the September 30, 2024 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $16.0 million, translated at the September 30, 2024 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $29.6 million and approximately $11.0 million, respectively, translated at the September 30, 2024 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $42.5 million, approximately $26.9 million, approximately $16.2 million, and approximately $11.7 million, respectively, translated at the September 30, 2024 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. The 2018, 2019, 2020 and the 2021 tax year cases are all under Administrative appeal. The Company received favorable verdicts for the 2018 and 2020 tax year cases at the First Level Administrative Court and the Company expects the Tax Authority to appeal these decisions. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.5 million, translated at the September 30, 2024 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $11.7 million, translated at the September 30, 2024 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $2.9 million, translated at the September 30, 2024 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.3 million, translated at the September 30, 2024 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020 and 2021 and the Company has received assessments for tax and interest of approximately $17.4 million, $16.9 million, $22.1 million and $16.5 million for those respective years, translated at the September 30, 2024 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020 and 2021. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

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

As of September 30, 2024, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Net sales:
Primary Reporting Segment	$1,165.5	$1,191.8	$3,554.0	$3,602.2
China	74.8	89.5	231.7	245.2
Total net sales	$1,240.3	$1,281.3	$3,785.7	$3,847.4
Contribution margin(1)(3):
Primary Reporting Segment	$502.2	$486.1	$1,517.1	$1,476.2
China	25.6	30.3	79.6	82.2
Total contribution margin	$527.8	$516.4	$1,596.7	$1,558.4
Selling, general, and administrative expenses excluding service fees to China independent service providers(1)(2)(3)	405.7	409.7	1,322.3	1,267.9
Other operating income	(5.0)	—	(5.0)	(10.1)
Interest expense, net	56.5	38.5	152.1	116.3
Other expense (income), net	—	(1.0)	10.5	(1.0)
Income before income taxes	70.6	69.2	116.8	185.3
Income taxes	23.2	26.4	40.4	53.3
Net income	$47.4	$42.8	$76.4	$132.0

(1)
Contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China. For the China segment, contribution margin includes the portion of service fees to China independent service providers that are currently recorded in selling, general, and administrative expenses within the Company's accompanying condensed consolidated statements of income, which totaled $38.3 million and $45.6 million for the three months ended September 30, 2024 and 2023, respectively, and $116.2 million and $123.8 million for the nine months ended September 30, 2024 and 2023, respectively.
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

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Net sales:
United States	$253.5	$270.1	$787.5	$854.6
India	218.3	215.9	626.4	583.9
Mexico	131.5	137.3	415.1	403.6
China	74.8	89.5	231.7	245.2
Others	562.2	568.5	1,725.0	1,760.1
Total net sales	$1,240.3	$1,281.3	$3,785.7	$3,847.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2023 10-K. During the nine months ended September 30, 2024, the Company granted restricted stock units subject to service conditions and stock appreciation rights, or SARs, subject to service conditions and service and performance conditions.

Share-based compensation expense amounted to $13.0 million and $13.7 million for the three months ended September 30, 2024 and 2023, respectively, and $36.7 million and $35.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the total unrecognized compensation cost related to all non-vested stock awards was $73.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

During the nine months ended September 30, 2024, the Company granted SARs with service conditions to certain executives which generally vest over a two-year period. During the nine months ended September 30, 2024, the Company granted SARs with performance conditions to a consultant where tranches could vest during the first quarter of 2025, 2026, or 2027 subject to certain North America and Global volume points performance targets being achieved by the Company. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the nine months ended September 30, 2024:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2023(2)	4,340	$19.85	6.4 years	$2.4
Granted(3)	7,364	$8.60
Exercised	—	$—
Forfeited(4)	(606)	$22.59
Outstanding as of September 30, 2024(2)	11,098	$12.24	7.3 years	$—
Exercisable as of September 30, 2024(5)	1,937	$23.22	3.5 years	$—
Vested and expected to vest as of September 30, 2024(6)	7,532	$14.15	7.3 years	$—

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 4.0 million and 0.6 million performance condition SARs as of September 30, 2024 and December 31, 2023, respectively.
(3)
Includes 3.4 million performance condition SARs granted to a consultant.
(4)
Includes less than 0.1 million performance condition SARs.
(5)
Includes 0.6 million performance condition SARs.
(6)
Includes 0.6 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2024 and 2023 was $5.36 and $10.30, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2024 and 2023 was $4.52 and $7.93, respectively. There were no SARs exercised during the three and nine months ended September 30, 2024. The total intrinsic value of SARs exercised during both the three and nine months ended September 30, 2023 was less than $0.1 million.

The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023(1)	6,118	$20.76
Granted	5,416	$9.42
Vested	(1,913)	$24.25
Forfeited(2)	(2,328)	$14.83
Outstanding and nonvested as of September 30, 2024(1)	7,293	$13.32
Expected to vest as of September 30, 2024	6,914	$12.71

(1)
Includes 190,412 and 307,116 performance-based restricted stock units as of September 30, 2024 and December 31, 2023, respectively, which represents the maximum amount that can vest.
(2)
Includes 116,704 performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended September 30, 2024 and 2023 was $0.1 million and $1.0 million, respectively. The total vesting date fair value of restricted stock units which vested during the nine months ended September 30, 2024 and 2023 was $17.2 million and $23.8 million, respectively.

8. Income Taxes

Income taxes were $23.2 million and $26.4 million for the three months ended September 30, 2024 and 2023, respectively, and $40.4 million and $53.3 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 32.9% and 38.2% for the three months ended September 30, 2024 and 2023, respectively, and 34.6% and 28.8% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024, as compared to the same period in 2023, was due to changes in the geographic mix of the Company’s income and an increase in tax benefits from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2024 as, compared to the same period in 2023, was due to changes in the geographic mix of the Company’s income, partially offset by an increase in tax benefits from discrete events.

As of September 30, 2024, the total amount of unrecognized tax benefits, including related interest and penalties, was $68.5 million. If the total amount of unrecognized tax benefits was recognized, $48.2 million of unrecognized tax benefits, $14.9 million of interest, and $1.9 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.2 million within the next twelve months. Of this possible decrease, $8.3 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings.

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

As of September 30, 2024 and December 31, 2023, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $74.5 million and $76.3 million, respectively. As of September 30, 2024, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2024, the Company recorded assets at fair value of $7.2 million and liabilities at fair value of $0.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, the Company recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2024 and December 31, 2023.

As of both September 30, 2024 and December 31, 2023, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of September 30, 2024, the Company had aggregate notional amounts of approximately $582.8 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2024 and 2023 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$8.2	$(1.1)	$13.0	$(8.0)

As of September 30, 2024, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $12.2 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	September 30, 2024			September 30, 2023
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$268.7	$444.0	$56.5	$303.2	$455.3	$38.5

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(0.7)	—	—	(1.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.0)	—	—	(1.4)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	(0.3)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	0.1	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended
	September 30, 2024			September 30, 2023
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$836.8	$1,438.5	$152.1	$903.4	$1,391.7	$116.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(1.9)	—	—	(5.6)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(4.0)	—	—	(3.9)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	—	(0.5)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.3	—	—	0.3	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	0.3
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2024 and 2023:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(0.6)	$1.9	$2.5	$(3.1)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2024 and December 31, 2023.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2024	$0.1	$253.4	$(257.4)	$(1,033.3)	$(1,037.2)
Issuance of less than 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.6			0.6
Additional capital from share-based compensation		13.0			13.0
Repurchases of — common shares	—	—		—	—
Net income				47.4	47.4
Foreign currency translation adjustment, net of income taxes of $(0.1)			13.0		13.0
Unrealized gain on derivatives, net of income taxes of $—			9.0		9.0
Balance as of September 30, 2024	$0.1	$267.0	$(235.4)	$(985.9)	$(954.2)

	Three Months Ended September 30, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2023	$0.1	$202.8	$(238.0)	$(1,115.3)	$(1,150.4)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.8			0.8
Additional capital from share-based compensation		13.7			13.7
Repurchases of — common shares	—	(0.3)		—	(0.3)
Net income				42.8	42.8
Foreign currency translation adjustment, net of income taxes of $(0.3)			(15.5)		(15.5)
Unrealized gain on derivatives, net of income taxes of $—			0.4		0.4
Other		5.0			5.0
Balance as of September 30, 2023	$0.1	$222.0	$(253.1)	$(1,072.5)	$(1,103.5)

Changes in shareholders’ deficit for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2023	$0.1	$233.9	$(232.0)	$(1,062.3)	$(1,060.3)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	2.1			2.1
Additional capital from share-based compensation		36.7			36.7
Repurchases of 0.6 common shares	—	(5.7)		—	(5.7)
Net income				76.4	76.4
Foreign currency translation adjustment, net of income taxes of $(0.1)			(18.5)		(18.5)
Unrealized gain on derivatives, net of income taxes of $—			15.1		15.1
Balance as of September 30, 2024	$0.1	$267.0	$(235.4)	$(985.9)	$(954.2)

	Nine Months Ended September 30, 2023
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2022	$0.1	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)
Issuance of 1.6 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	2.3			2.3
Additional capital from share-based compensation		35.7			35.7
Repurchases of 0.5 common shares	—	(9.7)		—	(9.7)
Net income				132.0	132.0
Foreign currency translation adjustment, net of income taxes of $(0.5)			(0.7)		(0.7)
Unrealized loss on derivatives, net of income taxes of $(0.1)			(2.2)		(2.2)
Other		5.0			5.0
Balance as of September 30, 2023	$0.1	$222.0	$(253.1)	$(1,072.5)	$(1,103.5)

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

During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2024 and 2023, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the nine months ended September 30, 2024 and 2023, the Company’s share repurchases, inclusive of transaction costs, were zero, under the Company’s share repurchase programs, and $5.7 million and $9.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2024 and 2023:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2024			September 30, 2023
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(262.1)	$4.7	$(257.4)	$(233.4)	$(4.6)	$(238.0)
Other comprehensive income (loss) before reclassifications, net of tax	13.0	8.2	21.2	(15.5)	(1.0)	(16.5)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	0.8	0.8	—	1.4	1.4
Total other comprehensive income (loss), net of reclassifications	13.0	9.0	22.0	(15.5)	0.4	(15.1)
Ending balance	$(249.1)	$13.7	$(235.4)	$(248.9)	$(4.2)	$(253.1)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended September 30, 2024 and 2023.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2024.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.3 million for foreign currency translation adjustments for the three months ended September 30, 2023.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2024 and 2023:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2024			September 30, 2023
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total
	(in millions)
Beginning balance	$(230.6)	$(1.4)	$(232.0)	$(248.2)	$(2.0)	$(250.2)
Other comprehensive (loss) income before reclassifications, net of tax	(18.5)	13.0	(5.5)	(0.7)	(8.0)	(8.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	2.1	2.1	—	5.8	5.8
Total other comprehensive (loss) income, net of reclassifications	(18.5)	15.1	(3.4)	(0.7)	(2.2)	(2.9)
Ending balance	$(249.1)	$13.7	$(235.4)	$(248.9)	$(4.2)	$(253.1)
(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the nine months ended September 30, 2024 and 2023.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the nine months ended September 30, 2024.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Weighted-average shares used in basic computations	100.9	99.2	100.4	98.9
Dilutive effect of exercise of equity grants outstanding	1.0	1.2	1.0	0.9
Dilutive effect of 2028 Convertible Notes	—	—	—	0.2
Weighted-average shares used in diluted computations	101.9	100.4	101.4	100.0

There were an aggregate of 13.9 million and 5.9 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended September 30, 2024 and 2023, respectively, and an aggregate of 14.3 million and 6.0 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the nine months ended September 30, 2024 and 2023, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, prior to maturing on March 15, 2024, the Company was required to settle the principal amount in cash and had the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company used the if-converted stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2024 Convertible Notes. For the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023, the 2024 Convertible Notes were excluded from the computation of diluted earnings per share, as the effect would have been anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 4, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three and nine months ended September 30, 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2024. For the three months ended September 30, 2023, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended September 30, 2023. The dilutive impact for the nine months ended September 30, 2023 was 0.2 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2024 and December 31, 2023:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2024	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2023	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$7.2	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.3	0.7	Prepaid expenses and other current assets
	$9.5	$0.7
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.3	$3.3	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.0	1.3	Other current liabilities
	$3.3	$4.6

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2024
Foreign exchange currency contracts	$9.5	$(3.2)	$6.3
Total	$9.5	$(3.2)	$6.3
December 31, 2023
Foreign exchange currency contracts	$0.7	$(0.7)	$—
Total	$0.7	$(0.7)	$—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2024
Foreign exchange currency contracts	$3.3	$(3.2)	$0.1
Total	$3.3	$(3.2)	$0.1
December 31, 2023
Foreign exchange currency contracts	$4.6	$(0.7)	$3.9
Total	$4.6	$(0.7)	$3.9

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2024 and December 31, 2023, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $88.6 million through September 30, 2024, of which zero and $4.6 million for the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $42.0 million for the nine months ended September 30, 2024 and 2023, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $90 million relating to the Transformation Program based on actual expenses incurred to date and expected future expenses. The Transformation Program is expected to be completed in 2024.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	Cumulative costs incurred to date as of September 30, 2024
	(in millions)
Professional fees	$—	$2.1	$1.5	$6.2	$26.4
Retention and separation	—	2.2	7.8	35.3	61.3
Other	—	0.3	0.1	0.5	0.9
Total	$—	$4.6	$9.4	$42.0	$88.6

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2023	$1.0	$8.2	$—	$9.2
Expenses	1.5	7.8	0.1	9.4
Cash payments	(2.3)	(11.0)	(0.1)	(13.4)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2024	$0.2	$5.0	$—	$5.2

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, its distributors, and its customers. The Company has incurred total pre-tax expenses of approximately $68.2 million through September 30, 2024, of which $2.7 million and $68.2 million for the three and nine months ended September 30, 2024, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $70 million relating to the Restructuring Program based on actual expenses incurred to date and expected future expenses. The Restructuring Program is expected to be completed in 2024. Since the Restructuring Program is still ongoing, these estimated amounts are preliminary and based on management’s estimates and actual results could differ from such estimates.

Costs related to the Restructuring Program were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024	Cumulative costs incurred to date as of September 30, 2024
	(in millions)
Professional fees	$0.3	$4.5	$4.5
Retention and separation	2.4	63.7	63.7
Other	—	—	—
Total	$2.7	$68.2	$68.2

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$4.5	$63.7	$—	$68.2
Cash payments	(4.0)	(56.9)	—	(60.9)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2024	$0.5	$6.8	$—	$7.3

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $47.8 million and $43.9 million and deferred tax assets of $225.9 million and $179.3 million as of September 30, 2024 and December 31, 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Accrued compensation	$158.0	$126.3
Accrued service fees to China independent service providers	28.5	31.2
Accrued advertising, events, and promotion expenses	54.9	60.7
Current operating lease liabilities	42.2	39.5
Advance sales deposits	81.1	64.0
Income taxes payable	10.2	12.2
Other accrued liabilities	208.1	206.8
Total	$583.0	$540.7

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $68.8 million and $65.2 million and deferred income tax liabilities of $21.2 million and $21.1 million as of September 30, 2024 and December 31, 2023, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the nine months ended September 30, 2024, we instituted pricing actions in certain markets to address region or market-specific conditions. We also instituted localized price increases in 2023. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of September 30, 2024.

In addition, during October 2024, a three-day union strike at the U.S. East Coast and Gulf Coast harbors was suspended until January 15, 2025. If an agreement is not reached by the end of the suspension period and the union strike resumes, it may result in delays in the delivery of goods and increased transportation costs. We are actively monitoring these developments.

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

The specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value historically has been consistent in each region and country and has not changed from year to year. For strategic reasons and to respond to market conditions, we may from time to time adjust Volume Point values in particular markets or regions. For example, as described further below in the Latin America section of the Sales by Geographic Region, certain Volume Point values were adjusted during the second quarter of 2024 for most markets within the Latin America region, excluding Mexico. We use Volume Points for Member qualification and recognition purposes, as well as a proxy for sales trends, and therefore, generally, we have historically kept Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
	(Volume Points in millions)
North America	253.3	282.4	(10.3)%	790.0	910.3	(13.2)%
Latin America (1)	262.5	258.7	1.5%	771.0	788.6	(2.2)%
EMEA	269.1	297.9	(9.7)%	867.0	943.4	(8.1)%
Asia Pacific	547.8	563.5	(2.8)%	1,596.4	1,599.2	(0.2)%
China	56.4	66.3	(14.9)%	172.7	177.5	(2.7)%
Worldwide (2)	1,389.1	1,468.8	(5.4)%	4,197.1	4,419.0	(5.0)%

(1)
Excluding Volume Point adjustments made during the second quarter of 2024 for most products in Latin America markets, excluding Mexico, the percent change for the three and nine months ended September 30, 2024 would have been a decrease of 0.4% and 3.4%, respectively.
(2)
Excluding Volume Point adjustments made during the second quarter of 2024 for most products in Latin America markets, excluding Mexico, the percent change for the three and nine months ended September 30, 2024 would have been a decrease of 5.8% and 5.2%, respectively.

Volume Points decreased 5.4% and 5.0% for the three and nine months ended September 30, 2024, respectively, after having decreased 5.6% and 11.0%, respectively, for the same periods in 2023. Excluding the adjustments made during the second quarter of 2024, Volume Points decreased 5.8% and 5.2% for the three and nine months ended September 30, 2024, respectively.

North America’s Volume Point decreased for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, and the decreases were less than the prior period decreases. In North America, we continue to enhance our educational, training, and motivational programs and promotions. Latin America’s Volume Point increased for the third quarter and had lesser Volume Point decreases for year to date in 2024 as compared to the same periods in 2023. Excluding the Volume Point adjustments, mentioned above, Latin America’s Volume Point remained relatively flat for the third quarter as compared to the same period in 2023. In Latin America we have implemented certain pricing changes and marketing plan changes in most markets in the region during the second quarter of 2024, excluding Mexico, which we believe did positively impact certain of the region’s markets; however, the year to date fluctuations continue to reflect the difficult economic conditions including inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point decreased for the three months ended September 30, 2024 as compared to the same period in 2023 and the decreases were higher than the prior period decreases. EMEA’s Volume Point decreased for the nine months ended September 30, 2024 as compared to the same period in 2023, and the decreases were less than the prior period decreases. The Asia Pacific region Volume Point decreased for the three months ended September 30, 2024 as compared to the same period in 2023, after a slight year-over-year increase for the three months ended September 30, 2023. The Asia Pacific region was relatively flat for the nine months ended September 30, 2024 as compared to the same period in 2023, after a year-over-year decrease for the nine months ended September 30, 2023. In our India market, the largest market in the region, our growth rate for the nine months ended September 30, 2024 was less than the growth rate experienced during the same period in 2023, and we also saw a slight Volume Point decline during the three months ended September 30, 2024 as compared to same period in 2023. China’s Volume Point decreased for the three months ended September 30, 2024 as compared to the same period in 2023, and the decreases were comparable to the year-over-year decreases during the three months ended September 30, 2023. China’s Volume Point decreased for the nine months ended September 30, 2024 as compared to the same period in 2023, and the decrease was less than prior period decrease. We believe, the recent economic difficulties experienced in the region are a contributing factor in China’s recent Volume Point decreases.

For additional discussion on changes in net sales and volume points by region, refer to Sales by Geographic Region below.

During the nine months ended September 30, 2024, our regions introduced a new training and recognition program that encourages recruitment and activity of new distributors. Despite the decreases in new Members in many of our markets, we believe this new training and recognition program could have been a contributing factor to increases in our new distributors in many of our markets during the third quarter of 2024.

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

Summary Financial Results

Net sales were $1,240.3 million and $3,785.7 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $41.0 million, or 3.2%, and $61.7 million, or 1.6%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales decreased 0.3% and increased 0.8% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 3.2% decrease in net sales for the three months ended September 30, 2024 was primarily driven by a decrease in sales volume, as indicated by a 5.4% decrease in Volume Points, and a 2.9% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.8% favorable impact of price increases. The 1.6% decrease in net sales for the nine months ended September 30, 2024 was primarily driven by a decrease in sales volume, as indicated by a 5.0% decrease in Volume Points, and a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.8% favorable impact of price increases.

Net income was $47.4 million, or $0.46 per diluted share, and $76.4 million, or $0.75 per diluted share, for the three and nine months ended September 30, 2024, respectively. Net income increased $4.6 million, or 10.7%, and decreased $55.6 million, or 42.1%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase in net income for the three months ended September 30, 2024 was mainly due to $11.3 million lower selling, general, and administrative expenses, and $10.6 million lower royalty overrides, partially offset by $18.0 million higher interest expense, net. The decrease in net income for the nine months ended September 30, 2024 was mainly due to $46.8 million higher selling, general, and administrative expenses, $35.8 million higher interest expense, net, and a $10.5 million loss on extinguishment of debt related to the April 2024 debt refinancing transactions, partially offset by $25.8 million lower royalty overrides, and $12.9 million lower income taxes.

Net income for the three months ended September 30, 2024 included a $5.1 million pre-tax unfavorable impact ($4.6 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion), a $2.7 million pre-tax unfavorable impact ($8.0 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $0.6 million post-tax unfavorable impact of Transformation Program expenses, primarily relating to employee retention and separation costs, and a $0.5 million post-tax unfavorable impact of loss on extinguishment of debt related to the April 2024 debt refinancing transactions.

Net income for the nine months ended September 30, 2024 included a $68.2 million pre-tax unfavorable impact ($53.3 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs; $22.1 million pre-tax unfavorable impact ($19.6 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; $10.5 million pre-tax unfavorable impact ($8.4 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions, a $9.4 million pre-tax unfavorable impact ($7.5 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs, and $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2024 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended September 30, 2023 included a $12.1 million pre-tax unfavorable impact ($11.4 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; an $8.6 million pre-tax unfavorable impact ($7.2 million post-tax) related to the Korea customs duty settlement (See Note 5, Contingencies, to the Consolidated Financial Statements included in our 2023 10-K for further discussion); a $4.6 million pre-tax unfavorable impact ($4.8 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; and a $1.0 million favorable impact ($0.9 million post-tax) on the extinguishment of a portion of the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

Net income for the nine months ended September 30, 2023 included a $42.0 million pre-tax unfavorable impact ($33.7 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; a $22.6 million pre-tax unfavorable impact ($21.2 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; an $8.6 million pre-tax unfavorable impact ($7.2 million post-tax) related to the Korea customs duty settlement (See Note 5, Contingencies, to the Consolidated Financial Statements included in our 2023 10-K for further discussion); and a $1.0 million favorable impact ($0.9 million post-tax) on the extinguishment of a portion of the 2024 Convertible Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.7	23.7	22.1	23.5
Gross profit	78.3	76.3	77.9	76.5
Royalty overrides(1)	32.7	32.5	32.6	32.8
Selling, general, and administrative expenses(1)	35.8	35.5	38.0	36.2
Other operating income	(0.4)	—	(0.1)	(0.3)
Operating income	10.2	8.3	7.4	7.8
Interest expense, net	4.5	3.0	4.0	3.0
Other expense (income), net	—	(0.1)	0.3	—
Income before income taxes	5.7	5.4	3.1	4.8
Income taxes	1.9	2.1	1.1	1.4
Net income	3.8%	3.3%	2.0%	3.4%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,165.5 million and $3,554.0 million for the three and nine months ended September 30, 2024, respectively, representing a decrease of $26.3 million, or 2.2%, and $48.2 million, or 1.3%, respectively, as compared to the same periods in 2023. In local currency, net sales increased 1.0% for both the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 2.2% decrease in net sales for the three months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 5.0% decrease in Volume Points, and a 3.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.2% favorable impact of price increases. The 1.3% decrease in net sales for the nine months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 5.1% decrease in Volume Points, and a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 6.2% favorable impact of prices increases.

For a discussion of China’s net sales for the three and nine months ended September 30, 2024, see the China section of Sales by Geographic Region below.

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

The Primary Reporting Segment reported contribution margin of $502.2 million, or 43.1% of net sales, and $1,517.1 million, or 42.7% of net sales for the three and nine months ended September 30, 2024, respectively, representing an increase of $16.1 million, or 3.3%, and $40.9 million, or 2.8%, respectively, as compared to the same periods in 2023. The 3.3% increase in contribution margin for the three months ended September 30, 2024 was primarily the result of an 8.7% favorable impact of price increases and a 2.6% favorable impact of cost changes related to self-manufacturing and sourcing, partially offset by a 5.0% unfavorable impact of volume decreases as indicated by a decrease in Volume Points, and a 3.2% unfavorable impact of foreign currency fluctuations. The 2.8% increase in contribution margin for the nine months ended September 30, 2024 was primarily the result of a 10.3% favorable impact of price increases, partially offset by a 5.1% unfavorable impact of volume decreases as indicated by a decrease in Volume Points, and a 2.1% unfavorable impact of foreign currency fluctuations.

China reported contribution margin of $25.6 million and $79.6 million for the three and nine months ended September 30, 2024, respectively, representing a decrease of $4.7 million, or 15.5%, and $2.6 million, or 3.2%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 15.5% decrease in contribution margin for the three months ended September 30, 2024 was primarily the result of a 14.9% unfavorable impact of volume decreases as indicated by a decrease in Volume Points and a 3.4% unfavorable impact of sales mix, partially offset by a 3.2% favorable impact of cost changes related to self-manufacturing and sourcing. The 3.2% decrease in contribution margin for the nine months ended September 30, 2024 was primarily the result of a 2.9% unfavorable impact of foreign currency fluctuations, a 2.7% unfavorable impact of volume decreases as indicated by a decrease in Volume Points and a 2.6% unfavorable impact of sales mix. As described in the China section of the Sales by Geographic Region below, if Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, the unfavorable impact of volume decreases would have been 0.5%.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
	(Dollars in millions)
North America	$260.4	$277.8	(6.3)%	$809.4	$878.6	(7.9)%
Latin America	207.1	212.0	(2.3)%	633.0	624.5	1.4%
EMEA	261.9	261.0	0.3%	827.6	818.7	1.1%
Asia Pacific	436.1	441.0	(1.1)%	1,284.0	1,280.4	0.3%
China	74.8	89.5	(16.4)%	231.7	245.2	(5.5)%
Worldwide	$1,240.3	$1,281.3	(3.2)%	$3,785.7	$3,847.4	(1.6)%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. We continue to provide our Members with enhanced technology tools, which includes updated brand sites, for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational, training, and motivational programs and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such programs include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members network with other Members, learn retailing, retention, and recruiting techniques from our leading Members, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general, and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. In a number of markets, we have segmented our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we use Member data to similarly categorize Members for communication and promotion efforts.

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

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

North America

The North America region reported net sales of $260.4 million and $809.4 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $17.4 million, or 6.3%, and $69.2 million, or 7.9%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales decreased 6.2% and 7.9% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 6.3% decrease in net sales for the three months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 10.3% decrease in Volume Points, partially offset by a 5.0% favorable impact of price increases. The 7.9% decrease in net sales for the nine months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 13.2% decrease in Volume Points, partially offset by a 5.3% favorable impact of price increases.

Net sales in the U.S. were $253.5 million and $787.5 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $16.6 million, or 6.1%, and $67.1 million, or 7.9%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Sales volumes continued to decline for the three and nine months ended September 30, 2024 compared to the 2023 prior year periods. Despite increases in new distributors, we continue to have fewer total number of new Members in the region during the three and nine months ended September 30, 2024 compared to the prior year periods. We are supporting Members with new product launches, a new training and recognition program, targeted communications and sales incentives, as well as modernizing our technological tools in order to enhance our Members’ ability to market and sell our products and promote business opportunities. The region implemented 3.0% price increases during March 2024. During 2023, the region implemented 3.5% price increases during March 2023 and September 2023.

Latin America

The Latin America region reported net sales of $207.1 million and $633.0 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $4.9 million, or 2.3%, and increased $8.5 million, or 1.4%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 9.4% and 5.4% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 2.3% decrease in net sales for the three months ended September 30, 2024 was due to an 11.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.2% favorable impact of net price increases, and an increase in sales volume, as indicated by a 1.5% increase in Volume Points (0.4% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section). The 1.4% increase in net sales for the nine months ended September 30, 2024 was due to a 6.9% favorable impact of net price increases, partially offset by a 4.1% unfavorable impact of fluctuations in foreign currency exchange rates, and a decrease in sales volume, as indicated by a 2.2% decrease in Volume Points (3.4% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section). As described further above, Volume Points are generally recognized when a Member pays for an order, while net sales are generally recognized when product is delivered and when control passes to the Member or customer. If Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, sales volume for the three and nine months ended September 30, 2024 would have been an increase of 5.2% and a decrease of 0.8%, respectively (3.3% increase and 2.0% decrease excluding the impact of the Volume Point adjustments, respectively) as there was a more favorable timing difference between net sales and Volume Point recognition during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023.

Net sales in Mexico were $131.5 million and $415.1 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $5.8 million, or 4.2%, and increased $11.5 million, or 2.8%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 6.1% and 2.2% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $14.0 million and favorable impact of $2.9 million on net sales for the three and nine months ended September 30, 2024, respectively. To a lesser extent, Mexico’s Volume Point decreased for the three and nine months ended September 30, 2024, as compared to the same periods in 2023. Macroeconomic conditions, such as a slowdown in the economy and prolonged high interest rates, have created challenges for Members’ and Members’ Nutrition Club operations, which continue to be an important DMO in the market.

During the second half of 2023 and in the first quarter of 2024, we experienced importation delays in Mexico as a result of the government delaying timely approval of importation permits which impacted certain of our inventory supply, which we believe adversely affected our net sales through the first quarter of 2024. To minimize the risk of disruption to our Mexico market, we continue to work closely with the Mexican government and, during the second quarter and third quarter of 2024, we have seen improvements as importation permits were timely received and are no longer experiencing any disruptions. The market saw a 5.25% price increase during March 2024. During 2023, the Mexico market implemented 2% and 5% price increases during June 2023 and January 2023, respectively.

Several markets in the region experienced sales volumes increases during the three months ended September 30, 2024 as compared to the same period in 2023 and experienced lesser volume declines for the nine months ended September 30, 2024 as compared to the same period in 2023. The sales volume declines in markets other than Mexico, were greatest for Chile, Colombia, and Argentina offset by increases in sales volume in our Guatemala market, for the nine months ended September 30, 2024, compared to the same period in 2023. The majority of markets in the region instituted price increases to address market-specific conditions during the first quarter of 2024. During the second quarter of 2024, most markets within the Latin America region, excluding Mexico, implemented a 5% price reduction and Volume Point adjustments to enhance the competitiveness of our product pricing, aiming to stimulate incremental growth in volume and to increase our Members’ ability to promote the business opportunity. We believe these changes may have been a contributing factor for the increases in sales volume for certain of our markets in the region during the third quarter of 2024.

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

EMEA

The EMEA region reported net sales of $261.9 million and $827.6 million for the three and nine months ended September 30, 2024, respectively. Net sales increased $0.9 million, or 0.3%, and $8.9 million, or 1.1%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 2.2% and 4.1% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 0.3% increase in net sales for the three months ended September 30, 2024 was primarily due to a 8.3% favorable impact of price increases, and a 4.4% favorable impact of sales mix, partially offset by a decrease in sales volume, as indicated by a 9.7% decrease in Volume Points, and a 1.8% unfavorable impact of fluctuations in foreign currency exchange rates. The 1.1% increase in net sales for the nine months ended September 30, 2024 was primarily due to a 10.5% favorable impact of price increases, and a 2.5% favorable impact of sales mix, partially offset by a decrease in sales volume, as indicated by an 8.1% decrease in Volume Points, and a 3.0% unfavorable impact of fluctuations in foreign currency exchange rates. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Volumes declined across most EMEA markets during the three and nine months ended September 30, 2024 as compared to the same periods in 2023. Economic conditions across the region, including inflation in certain markets, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets during the nine months ended September 30, 2024, as compared to the same period in 2023, were led by Türkiye, Spain and Russia, partially offset by increases in Kazakhstan. Our Russia entity had no sales during the nine months ended September 30, 2024 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products in Kazakhstan, among other neighboring markets, has led to increases in volume in Kazakhstan. During the third quarter of 2024, the Kazakhstan market increased its pricing that could negatively impact future sales in this market.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $436.1 million and $1,284.0 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $4.9 million, or 1.1%, and increased $3.6 million, or 0.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 0.8% and 3.0% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 1.1% decrease in net sales for the three months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 2.8% decrease in Volume Points and a 1.9% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 3.4% favorable impact of price increases. The 0.3% increase in net sales for the nine months ended September 30, 2024 was primarily due to a 3.6% favorable impact of price increases, partially offset by a 2.7% unfavorable impact of fluctuations in foreign currency exchange rates, and a decrease in sales volume, as indicated by a 0.2% decrease in Volume Points.

Net sales in India were $218.3 million and $626.4 million for the three and nine months ended September 30, 2024, respectively. Net sales increased $2.4 million, or 1.1%, and $42.5 million, or 7.3%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 2.5% and 8.7% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.9 million and $8.0 million on net sales for the three and nine months ended September 30, 2024, respectively. Sales volumes in India increased 3.3% for the nine months ended September 30, 2024, as compared to the same period in 2023, however, sales volume decreased 1.4% in the third quarter of 2024, as compared to the same period in 2023. We continue to promote our brand, such as through sports sponsorships, in-person events, introducing new product line for skin care, strengthening the Preferred Customer program and making it easier for our Preferred Customers to convert to distributors in India. The India market had no price increase during the nine months ended September 30, 2024. During 2023, the India market implemented a 4.5% price increase during November 2023.

Net sales in Vietnam were $69.7 million and $208.2 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $1.6 million, or 2.2%, and $0.3 million, or 0.1%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales increased 2.5% and 5.4% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $3.4 million and $11.6 million on net sales for the three and nine months ended September 30, 2024, respectively. The sales volume was flat for the three months ended September 30, 2024, as compared to the 2023 period but sales volume slightly increased for the nine months ended September 30, 2024, as compared to the 2023 period and was partially driven by, we believe, the comparison to a 2023 first quarter that included lower level of sales as a result of a January 2023 increase in the local value added tax rate which may have had an adverse impact to our net sales during the first quarter of 2023. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor, and we believe, macroeconomic conditions in the market continue to create challenges. The market implemented a 3.5% price increase in March 2024. During 2023, the Vietnam market implemented a 3% price increase during March 2023. Further, changes to direct-selling regulations in the market were approved by local government in April 2023; we continue to work closely with Vietnam government and monitor these regulations and any impact they may have on our business in Vietnam.

Across most of the region’s other markets, sales volume was down for the three and nine months ended September 30, 2024 as compared to the 2023 periods, most significantly for Indonesia and South Korea. We continued to see a decline of new Members for some markets. In addition, as Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2024.

China

The China region reported net sales of $74.8 million and $231.7 million for the three and nine months ended September 30, 2024, respectively. Net sales decreased $14.7 million, or 16.4%, and $13.5 million, or 5.5%, for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. In local currency, net sales decreased 17.3% and 3.1% for the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023. The 16.4% decrease in net sales for the three months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 14.9% decrease in Volume Points, and a 3.4% unfavorable impact of sales mix, partially offset by a 0.9% favorable impact of fluctuations in foreign currency exchange rates. The 5.5% decrease in net sales for the nine months ended September 30, 2024 was primarily due to a decrease in sales volume, as indicated by a 2.7% decrease in Volume Points, a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates, and a 2.6% unfavorable impact of sales mix. As described further above, Volume Points are generally recognized when a Member pays for an order, while net sales are generally recognized when product is delivered and when control passes to the Member or customer. If Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, sales volume for the nine months ended September 30, 2024 would have been a decrease of 0.5% as there was a more favorable timing difference between net sales and Volume Point recognition during the nine months ended September 30, 2024, as compared to the same period in 2023. The China region had no price increase during the nine months ended September 30, 2024 and during the twelve months ended December 31, 2023.

Sales volume was down for the three and nine months ended September 30, 2024 as compared to the 2023 periods as our Members adjust to our sales initiatives and they continue rebuilding and optimizing their business process. We believe, the recent economic difficulties experienced in the region are a contributing factor in China’s recent Volume Point decreases. The frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, are stabilizing, but continue to be below pre-pandemic levels. Other focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological and enhanced tools to make it easier for our Members to do business, encouraging a customer-based approach through customer loyalty programs to engage customers, and supporting Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	% Change
	(Dollars in millions)
Weight Management	$689.7	$723.7	(4.7)%	$2,105.1	$2,172.8	(3.1)%
Targeted Nutrition	366.6	371.8	(1.4)%	1,122.9	1,116.4	0.6%
Energy, Sports, and Fitness	142.2	143.5	(0.9)%	430.1	426.6	0.8%
Outer Nutrition	21.0	20.2	4.0%	61.9	62.5	(1.0)%
Literature, Promotional, and Other(1)	20.8	22.1	(5.9)%	65.7	69.1	(4.9)%
Total	$1,240.3	$1,281.3	(3.2)%	$3,785.7	$3,847.4	(1.6)%

(1)
Product buybacks and returns in all product categories are included in the Literature, Promotional, and Other category.

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $971.6 million and $978.1 million for the three months ended September 30, 2024 and 2023, respectively, and $2,948.9 million and $2,944.0 million for the nine months ended September 30, 2024 and 2023, respectively. Gross profit as a percentage of net sales was 78.3% and 76.3% for the three months ended September 30, 2024 and 2023, respectively, or a favorable net increase of 200 basis points, and 77.9% and 76.5% for the nine months ended September 30, 2024 and 2023, respectively, or a favorable net increase of 138 basis points.

The increase in gross profit as a percentage of net sales for the three months ended September 30, 2024 as compared to the same period in 2023 included favorable cost changes related to self-manufacturing and sourcing of 111 basis points; the favorable impact of price increases of 110 basis points; and favorable other cost changes of 13 basis points; partially offset by unfavorable changes in sales mix of 34 basis points.

The increase in gross profit as a percentage of net sales for the nine months ended September 30, 2024 as compared to the same period in 2023 included the favorable impact of price increases of 134 basis points; the favorable impact of lower inventory write-downs of 16 basis points; favorable other cost changes of 14 basis points; and the favorable impact of foreign currency fluctuations of 10 basis points; partially offset by unfavorable changes in sales mix of 19 basis points; and unfavorable cost changes related to self-manufacturing and sourcing of 17 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $405.5 million and $416.1 million for the three months ended September 30, 2024 and 2023, respectively, and $1,236.0 million and $1,261.8 million for the nine months ended September 30, 2024 and 2023, respectively. Royalty overrides as a percentage of net sales were 32.7% and 32.5% for the three months ended September 30, 2024 and 2023, respectively, and 32.6% and 32.8% for the nine months ended September 30, 2024 and 2023, respectively.

The increase in royalty overrides as a percentage of net sales for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to lower net sales in China as a proportion of our total worldwide net sales. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides. The decrease in royalty overrides as a percentage of net sales for the nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to favorable changes in mix of products and countries. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $444.0 million and $455.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1,438.5 million and $1,391.7 million for the nine months ended September 30, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of net sales were 35.8% and 35.5% for the three months ended September 30, 2024 and 2023, respectively, and 38.0% and 36.2% for the nine months ended September 30, 2024 and 2023, respectively.

The $11.3 million decrease in selling, general, and administrative expenses for the three months ended September 30, 2024 as compared to the same period in 2023 was driven by $10.1 million in lower non-income taxes, $7.3 million in lower China service provider fees due to lower sales in China, and $4.0 million of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California, partially offset by $11.4 million in higher labor and benefits costs. The increase in labor and benefit costs is primarily due to higher employee bonus accruals.

The $46.8 million increase in selling, general, and administrative expenses for the nine months ended September 30, 2024 as compared to the same period in 2023 was driven by $67.0 million in higher labor and benefits costs, $26.2 million in higher professional fees primarily from expenses related to the Digital Technology Program, and $6.6 million in higher depreciation and amortization expense, partially offset by $13.2 million in lower Member event and promotion costs, $7.6 million in lower China service provider fees primarily from lower sales in China, $7.2 million in lower non-income taxes, $6.9 million in lower advertising and sponsorship costs, and $4.0 million of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California. The increase in labor and benefit costs includes higher expenses related to the Restructuring Program and higher employee bonus accruals, partially offset by lower expenses related to the Transformation Program.

See Note 13, Restructuring Activities, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Operating Income

The $5.0 million of other operating income for the three months ended September 30, 2024 consisted of $5.0 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion). We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended September 30, 2023.

The $5.0 million of other operating income for the nine months ended September 30, 2024 consisted of $5.0 million of government grant income for China. The $10.1 million of other operating income for the nine months ended September 30, 2023 consisted of $10.1 million of government grant income for China.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in millions)
Interest expense	$59.4	$41.7	$161.4	$124.6
Interest income	(2.9)	(3.2)	(9.3)	(8.3)
Interest expense, net	$56.5	$38.5	$152.1	$116.3

The increase in interest expense, net for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to an increase in our weighted-average interest rate as a result of the April 2024 debt refinancing transactions, partially offset by a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Other Expense (Income), Net

The $10.5 million of other expense (income), net for the nine months ended September 30, 2024 consisted of a loss on the extinguishment of the 2018 Credit Facility and the partial redemption of the 2025 Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

The $1.0 million of other expense (income), net for the nine months ended September 30, 2023 consisted of a gain on the extinguishment of a portion of the 2024 Convertible Notes.

Income Taxes

Income taxes were $23.2 million and $26.4 million for the three months ended September 30, 2024 and 2023, respectively, and $40.4 million and $53.3 million for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate was 32.9% and 38.2% for the three months ended September 30, 2024 and 2023, respectively, and 34.6% and 28.8% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the three months ended September 30, 2024, as compared to the same period in 2023, was due to changes in the geographic mix of our income and an increase in tax benefits from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2024, as compared to the same period in 2023, was due to changes in the geographic mix of our income, partially offset by an increase in tax benefits from discrete events.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the nine months ended September 30, 2024, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $402.5 million cash and cash equivalents as of September 30, 2024 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the nine months ended September 30, 2024, we generated $215.8 million of operating cash flow as compared to $261.4 million for the same period in 2023. The decrease in our operating cash flow was primarily the result of $48.1 million of lower net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $2.5 million of net favorable changes in operating assets and liabilities. The $48.1 million of lower net income excluding non-cash and reconciling items was primarily driven by higher selling, general and administrative expenses and higher interest expense, net; partially offset by lower royalty overrides (See Summary Financial Results above for further discussion). The $2.5 million of net favorable changes in operating assets and liabilities was primarily driven by favorable changes in prepaid expenses and other current assets, accounts payable, accrued interest, and accrued compensation primarily from higher employee bonus accrual; partially offset by unfavorable changes in inventories.

Capital expenditures, including accrued capital expenditures, were $83.6 million and $99.8 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of these expenditures during the nine months ended September 30, 2024 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $120 million to $140 million for the full year 2024, which includes Herbalife One. Based on our estimates, we expect our total future capital expenditures to remain elevated during 2024 and 2025 as a result of Herbalife One, where we have incurred approximately $310 million of implementation costs relating to Herbalife One as of September 30, 2024. In addition, based on the Herbalife One implementation costs incurred thus far, we began to recognize non-cash amortization expenses during the first quarter of 2024 and continue to expect to recognize approximately $35 million of these non-cash amortization expenses within our full-year 2024 consolidated statement of income; thereafter, we expect to recognize similar amounts of non-cash amortization expenses which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of approximately $110 million with approximately $70 million of savings realized in 2023 and approximately $110 million of annual savings expected to be realized in 2024 and thereafter. We also expect to incur total pre-tax expenses of approximately $90 million to realize these annual run-rate savings. We have already incurred total pre-tax expenses of approximately $88.6 million through September 30, 2024, of which zero and $4.6 million were incurred in the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $42.0 million were incurred in the nine months ended September 30, 2024 and 2023, respectively, and recognized in selling, general, and administrative expenses within our condensed consolidated statements of income. In addition, we expect approximately $20.0 million of related capital expenditures through 2024, inclusive of the $19.3 million incurred from inception to date, primarily relating to technology, to support the Transformation Program. The Transformation Program is expected to be completed in 2024.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, our distributors, and our customers. The Restructuring Program is expected to deliver annual savings of at least $80 million beginning in 2025 with at least $50 million of savings expected to be realized in 2024, where at least $20 million and at least $30 million was already realized during the three and nine months ended September 30, 2024, respectively. We also expect to incur total pre-tax expenses of approximately $70 million relating to the Restructuring Program through 2024, of which $2.7 million and $68.2 million were recognized in selling, general, and administrative expenses within the condensed consolidated statement of income during the three and nine months ended September 30, 2024, respectively. We expect to complete the Restructuring Program by the end of 2024. Since the Restructuring Program is still ongoing, these estimated amounts are preliminary and based on management’s estimates and actual results could differ from such estimates.

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

Borrowings utilizing SOFR under the 2024 Credit Facility use Adjusted Term SOFR. The applicable interest rates on our borrowings under the 2024 Term Loan B, as amended, bear interest at either, the Adjusted Term SOFR, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively, plus a margin of 6.75%, or the base rate, which represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, plus a margin of 5.75%. The Adjusted Term SOFR is subject to a floor of 0.00% and the base rate is subject to a floor of 1.00%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date, or (iii) June 2, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date.

Effective after April 12, 2024, depending on our total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date, or (iii) March 3, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of September 30, 2024 and December 31, 2023, we were in compliance with its financial covenants under the 2024 Credit Facility and 2018 Credit Facility, respectively.

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

During the nine months ended September 30, 2024, we borrowed an aggregate amount of $1,144.5 million, including $944.5 million under the 2024 Credit Facility, which included $544.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,636.2 million, including $549.5 million on amounts outstanding under the 2024 Credit Facility, which included $544.5 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. During the nine months ended September 30, 2023, we borrowed an aggregate amount of $195.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $276.7 million on amounts outstanding under the 2018 Credit Facility, which included $255.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the U.S. dollar amount outstanding under the 2024 Credit Facility was $395.0 million and 2018 Credit Facility was $886.7 million, respectively. Of the $395.0 million outstanding under the 2024 Credit Facility as of September 30, 2024, $395.0 million was outstanding under the 2024 Term Loan B. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of September 30, 2024 and December 31, 2023, respectively. In addition, as of both September 30, 2024 and December 31, 2023, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of September 30, 2024 and December 31, 2023, the remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, was approximately $355 million and approximately $285 million, respectively. There were no outstanding foreign currency borrowings under both the 2024 Credit Facility and 2018 Credit Facility as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.05% and as of December 31, 2023 the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2024 Credit Facility, 2018 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of September 30, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Secured Notes.

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

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of September 30, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. In April 2024, the Company redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. Separately, in April 2024, the Company also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest. As of September 30, 2024, the remaining outstanding principal on the 2025 Notes was $262.3 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes and the partial redemption and repurchase of a portion thereof.

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the 2026 Notes as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of September 30, 2024, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2024, the total amount of our foreign subsidiary cash and cash equivalents was $364.2 million, of which $39.6 million was held in U.S. dollars. As of September 30, 2024, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $38.3 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

During the three and nine months ended September 30, 2024 and 2023, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of September 30, 2024 and December 31, 2023, we had negative working capital of $40.4 million and positive working capital of $121.7 million, respectively, or a decrease of $162.1 million. The decrease was primarily due to a decrease in cash and cash equivalents, and an increase in other current liabilities, partially offset by an increase in inventories, decreases in royalty overrides and current portion of long-term debt. The decrease in current portion of long-term debt is primarily from the repayment of the remaining $197.0 million balance of the 2024 Convertible Notes which matured on March 15, 2024, a $66.3 million mandatory prepayment on the 2018 Term Loan B, and $28.6 million from repayment of the 2018 Term Loan A, partially offset by an increase of $261.6 million relating to our 2025 Notes, which mature in less than one year. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2024.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2024, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and nine months ended September 30, 2024 and 2023.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $23.1 million and $24.2 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, we had goodwill of approximately $93.1 million and $95.4 million, respectively. The decrease in goodwill during the nine months ended September 30, 2024 was due to foreign currency translation adjustments. As of both September 30, 2024 and December 31, 2023, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and nine months ended September 30, 2024 and 2023.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2024 and December 31, 2023, the aggregate notional amounts of these contracts outstanding were approximately $74.5 million and $76.3 million, respectively. As of September 30, 2024, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2024, we recorded assets at fair value of $7.2 million and liabilities at fair value of $0.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, we recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2024 and December 31, 2023.

As of both September 30, 2024 and December 31, 2023, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2024:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2024
Buy British pound sell Euro	0.84	$16.4	$0.1
Buy British pound sell U.S. dollar	1.31	15.8	0.3
Buy Chinese yuan sell U.S. dollar	7.14	26.8	0.5
Buy Czech koruna sell U.S. dollar	22.51	1.0	—
Buy Danish krone sell U.S. dollar	6.72	1.6	—
Buy Euro sell British pound	0.84	4.6	—
Buy Euro sell Chilean peso	1,028.73	1.1	—
Buy Euro sell Chinese yuan	7.84	12.2	—
Buy Euro sell Indonesian rupiah	16,901.70	4.0	—
Buy Euro sell Korean won	1,482.13	1.4	—
Buy Euro sell Malaysian ringgit	4.83	3.5	(0.2)
Buy Euro sell Mexican peso	20.35	86.3	7.5
Buy Euro sell Swiss franc	0.94	20.7	0.1
Buy Euro sell Taiwan dollar	35.32	15.3	(0.1)
Buy Euro sell U.S. dollar	1.12	58.8	(0.1)
Buy Euro sell Vietnamese dong	27,206.00	6.2	—
Buy Hungarian forint sell U.S. dollar	356.44	1.0	—
Buy Kazakhstani tenge sell U.S. dollar	481.73	12.5	—
Buy Korean won sell Euro	1,486.79	1.4	—
Buy Korean won sell U.S. dollar	1,327.16	6.3	—
Buy Malaysian ringgit sell U.S. dollar	4.30	11.0	0.5
Buy Mexican peso sell Euro	21.66	2.6	—
Buy Mexican peso sell U.S. dollar	19.68	5.9	—
Buy Norwegian krone sell U.S. dollar	10.63	3.9	—
Buy Polish zloty sell U.S. dollar	3.86	5.0	—
Buy Singapore dollar sell U.S. dollar	1.30	1.5	—
Buy Swedish krona sell U.S. dollar	10.18	2.4	—
Buy Swiss franc sell U.S. dollar	0.84	19.3	—
Buy U.S. dollar sell Brazilian real	5.57	6.5	(0.1)
Buy U.S. dollar sell British pound	1.30	44.1	(1.4)
Buy U.S. dollar sell Chinese yuan	7.10	2.1	—
Buy U.S. dollar sell Colombian peso	4,196.57	7.1	—
Buy U.S. dollar sell Czech koruna	22.68	1.1	—
Buy U.S. dollar sell Euro	1.11	142.7	(0.8)
Buy U.S. dollar sell Indian rupee	83.73	2.3	—
Buy U.S. dollar sell Korean won	1,347.13	6.2	(0.1)
Buy U.S. dollar sell Kazakhstani tenge	480.72	8.3	—
Buy U.S. dollar sell Mexican peso	19.41	5.4	0.1
Buy U.S. dollar sell Philippine peso	55.85	2.7	—
Buy U.S. dollar sell Taiwan dollar	32.08	5.8	(0.1)
Total forward contracts		$582.8	$6.2

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2024, the aggregate annual maturities of the 2024 Credit Facility were expected to be $5.0 million for the remainder of 2024, $20.0 million for 2025, $20.0 million for 2026, $20.0 million for 2027, $20.0 million for 2028, and $310.0 million thereafter. As of September 30, 2024, the fair value of the 2024 Term Loan B was approximately $375.0 million, and the carrying value was $363.4 million. As of December 31, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $236.1 million and $650.6 million, respectively, and the carrying values were $235.5 million and $648.2 million, respectively. There were no outstanding borrowings on the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of September 30, 2024 and December 31, 2023, respectively. The 2024 Credit Facility bears variable interest rates, and as of September 30, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.05% and the 2018 Credit Facility bore variable interest rates, and as of December 31, 2023 the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $4.0 million, respectively.

As of September 30, 2024, the fair value of the 2029 Secured Notes was approximately $803.8 million and the carrying value was $766.9 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $25.6 million or increase by approximately $26.9 million, respectively.

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

As of September 30, 2024, the fair value of the 2028 Convertible Notes was approximately $205.4 million and the carrying value was $271.5 million. As of December 31, 2023, the fair value of the 2028 Convertible Notes was approximately $320.9 million, and the carrying value was $270.5 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of September 30, 2024, the fair value of the 2025 Notes was approximately $261.7 million and the carrying value was $261.6 million. As of December 31, 2023, the fair value of the 2025 Notes was approximately $596.8 million and the carrying value was $597.1 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $2.2 million or increase by approximately $2.2 million, respectively.

As of September 30, 2024, the fair value of the 2029 Notes was approximately $386.4 million and the carrying value was $595.1 million. As of December 31, 2023, the fair value of the 2029 Notes was approximately $471.6 million and the carrying value was $594.5 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $13.5 million or increase by approximately $14.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2024 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. We did not repurchase any of our common shares during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL (included as Exhibit 101)	*

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

Dated: October 30, 2024