Form 10-K
period 2024-12-31
HERBALIFE LTD.
filed 2025-02-19
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

There were 101,197,037 common shares outstanding as of February 12, 2025. The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $926 million as of June 28, 2024, based upon the last reported sales price on the New York Stock Exchange on the last business day of the second fiscal quarter of $10.39.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results or outcomes could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, many of which are beyond our control. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in or implied by our forward-looking statements include the following:

•
the potential impacts of current global economic conditions, including inflation, unfavorable foreign exchange rate fluctuations, and tariffs or retaliatory tariffs, on us; our Members, customers, and supply chain; and the world economy;
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
•
changing consumer preferences and demands and evolving industry standards, including with respect to climate change, sustainability, and other environmental, social, and governance matters;
•
the competitive nature of our business and industry;
•
legal and regulatory matters, including regulatory actions concerning, or legal challenges to, our products or network marketing program and product liability claims;
•
the Consent Order entered into with the Federal Trade Commission, or FTC, the effects thereof and any failure to comply therewith;
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

PART I

Item 1. Business

GENERAL

Herbalife is a global health and wellness company, that, for 45 years, has empowered millions of people to reach their nutrition, health and wellness goals using our science-backed products and the individual coaching provided by our network of independent members. We are the number one active and lifestyle nutrition brand in the world and sell the number one protein shake in the world. We provide weight management, targeted nutrition and sports nutrition products in 95 markets around the world.

We use a direct-selling business model to distribute and market our nutrition products to and through a global network of Members. Members include consumers who purchase products for their own personal use and distributors who wish to resell products or build a sales organization. We further discuss the segmentation of our Members in Our Network Marketing Program – Segmentation, section below. We believe that direct selling is ideally suited for our business because our Members provide personalized support, coaching, and education to their customers, and also join a supportive and understanding community of like-minded people who prioritize health and nutrition.

We believe that the primary drivers for our success throughout our 45-year history have been a result of the innovations of our Members, which have helped us quickly adapt to changing market conditions and consumer preferences. These innovations have combined with global trends such as the obesity epidemic, increasing interest in fitness, living healthier, and the rise of entrepreneurship, to power our success for the last 45 years and we believe they will continue to power our growth in the future.

OUR PRODUCTS

Our science-backed products are the foundation of our business. We believe that our products help our Members and their customers improve their overall health and wellness and achieve their fitness goals. As of December 31, 2024, we sold approximately 140 product types, which fall into the following categories:

	Percentage of Net Sales
	2024	2023	2022	Description	Representative Products
Weight Management	55.4%	56.3%	56.8%	Meal replacement, protein shakes, drink mixes, weight loss supplements, healthy snacks, and metabolism boosting teas	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	29.7%	29.2%	29.1%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	11.5%	11.1%	10.6%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	1.7%	1.7%	1.6%	Facial skin care, body care, and hair care	Herbalife SKIN line and Herbal Aloe Bath and Body Care line
Literature, Promotional, and Other	1.7%	1.7%	1.9%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

Our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2024.

Product development

We believe our focus on nutrition and botanical science has been a differentiator. We also believe that the combination of our internal research and development and scientific affairs teams, with the scientific expertise of outside resources, including major universities, our Global Advisory Boards and our ingredient suppliers, have given our Members and consumers increased confidence in our products.

We continue to invest in scientific and technical functions to create new and enhance existing products, including research and development, quality control, scientific affairs, and regulatory affairs. Our product development strategy focuses on innovation with the goal of offering consumers choices to meet their needs. To innovate, we look for new ingredients that deliver benefits and results, convenient product delivery formats, new categories for expansion like healthier food and snack options or other consumer preferences. Our development process emphasizes science-based ingredients and product personalization, incorporating feedback from Members and their customers to understand local preferences and needs. For instance, to accommodate growing customer demand for plant-based products, in 2023 we launched a new vegan product line in North America, Herbalife V, which is certified vegan, organic, and non-GMO. In 2024, we introduced two chewable gel supplements in Europe that are gluten-free, sugar-free, and use natural colors and flavors.

Our Global Advisory Boards are comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity, diet, and healthy lifestyle. These include the Nutrition Advisory Board, The Dietetic Advisory Board, The Fitness Advisory Board, and The Outer Nutrition Advisory Board. We rely on the scientific contributions from members of our Advisory Boards and our in-house scientific team members including both research and development and scientific affairs. Together our experts work to continually upgrade existing products or introduce new products as new scientific studies become available and are accepted by regulatory authorities around the world.

COMPETITION

The nutrition industry is highly competitive. Nutrition products are sold through a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. Our competitors include companies such as BellRing Brands, Inc., Conagra Brands, Inc., The Hain Celestial Group, Inc., Post Holdings, Inc., and The Simply Good Foods Company. Additionally, we compete for the recruitment of Members from other direct selling companies, including those that market nutrition products and other entrepreneurial opportunities. Our direct-selling competitors include companies such as Medifast, Inc., Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Amway Corp. Our ability to remain competitive depends on many factors, including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, competitive pricing, a strong reputation, and a financially viable company.

We believe we have differentiated ourselves from our competitors through the innovation of our Members and their focus on “daily consumption” of our products. For example, Members in Mexico developed a sales strategy that became known as “Nutrition Clubs,” which are brick and mortar locations where Members sell prepared, single-serving versions of our products in a setting that also provides a socially supportive community that we believe helps customers achieve their health and wellness goals. Rather than buying a 30-day supply of products, these independently owned and operated businesses allow consumers to purchase and consume our products each day. We refer to this and other similar sales strategies as “daily consumption”. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member-conducted weight loss contests, or Weight Loss Challenges, Member-led fitness programs, or Fit Camps, and Member-led Wellness Evaluations. We call these strategies Daily Methods of Operations, or DMOs. The aim of these strategies is to drive more frequent interactions between and amongst Members and their customers, which we believe enhances the customer’s experience and further builds customer loyalty.

For additional information regarding competition, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

OUR NETWORK MARKETING PROGRAM

General

People become Herbalife Members for a number of reasons. Many first start out as consumers of our products who want to lose weight or improve their nutrition, and are customers of our Members. Some later join Herbalife and become a Members themselves, which allows them to purchase products directly from us at a discount. Some Members are interested in the entrepreneurial opportunity to build a sustainable business and choose to become a distributor where they can earn compensation based on their sales and the sales of their team. We aim to drive sustainable growth in the sales of our products by increasing the productivity, retention and recruitment of our Member base through the structure of our network marketing program.

Segmentation

In many of our markets, including our largest markets of United States, India and Mexico, we have segmented our Member base into two categories: "preferred members" – who are consumers who wish to purchase product for their own household use, and "distributors" – who are Members who also wish to resell products or build a sales organization. Segmenting our Members allows us to more effectively communicate and market to each group, and provides us with better information about our Members. As of December 31, 2024, we had approximately 6.2 million total Members, including 3.0 million preferred members and 2.1 million distributors in the markets where we have established these two categories and 0.2 million sales representatives and independent service providers in China.

The number of preferred members and distributors do not necessarily represent the total number of Members as the numbers may change due to conversions and as we introduce segmentation in additional markets. Any future change in the number of preferred members or distributors is not necessarily indicative of our future expected financial performance.

Our Members

We believe our Members are the most important differentiator as we go to market with our nutrition products, because of the one-on-one direct contact they have with their customers, along with the education, training and community support services that we believe help improve the nutrition habits of consumers. For this reason, our relationship with our Members is key to our continued success.

To strengthen our relationship with our Members, on July 18, 2002, we entered into an agreement with our Members that provides that we will continue to distribute Herbalife products exclusively to and through our Members and that, other than changes required by applicable law or necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we will not make any material changes to certain aspects of our Marketing Plan that are adverse to our Members without the support of our Member leadership. Specifically, any such changes would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. We initiate these types of changes based on the assessment of what will be best for us and our Members and then submit such changes for the requisite vote. We believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business.

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

Our Marketing Plan and Member Compensation

In addition to benefiting from discounted prices, Members interested in the entrepreneurial opportunity may earn money in several ways under our Marketing Plan. First, Members may earn a retail profit by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at a higher retail price. Second, Members who build a sales team may earn additional income based on the sales activity of their team, which may include commissions and bonuses that we call royalty overrides, production bonuses, and other bonuses. Members earning such compensation have generally attained the level of sales leader as described below. There are also many Members, which include distributors, who do not sponsor others and are generally considered discount buyers or small retailers as they do not receive additional income based on the sales activity of their team.

The basis for calculating Marketing Plan payouts varies depending on product and market: for 2024, we utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for a cash bonus known as the Mark Hughes bonus. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

Our Marketing Plan uses point values, known as Volume Points, to each of our products to determine a Member’s level. Outside of the United States and China, a Member accumulates Volume Points when they buy the product from us. In the United States, however, pursuant to a consent order we entered into with the Federal Trade Commission (FTC) in 2016 (“the Consent Order”), a Members does not receive Volume Points for a transaction until the product is sold to a customer at a profit and certain information is collected regarding the sale. To qualify for a higher level within our Marketing Plan, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify each year. Qualification criteria vary somewhat by market. We have initial qualification methods of up to 12 months to encourage a more gradual qualification, which we believe has helped create sustainable growth. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, and sales strategies prior to qualifying to become a sales leader. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for a further description of Volume Points and royalty overrides.

As of December 31, 2024, prior to our February re-qualification process, as described in more detail below, approximately 733,000 of our Members have attained the level of sales leader, of which approximately 705,000 have attained this level in the 94 markets where we use our Marketing Plan and 28,000 have attained this level as independent service providers operating in our China business. See Business in China below for a description of our business in China. The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and by region:

	Number of Sales Leaders
	2024	2023	2022
North America	58,782	69,586	80,278
Latin America	107,247	118,605	125,726
EMEA	162,424	170,202	183,056
Asia Pacific	242,792	223,714	201,137
Total sales leaders	571,245	582,107	590,197
China	22,794	38,317	33,486
Worldwide total sales leaders	594,039	620,424	623,683

The number of sales leaders as of December 31 will exceed the number immediately subsequent to the preceding re-qualification period because sales leaders qualify throughout the year but sales leaders who do not re-qualify are removed from the rank of sales leader the following February.

Sales Leader Retention

Our Marketing Plan generally requires each existing sales leader to re-qualify for such status each year to maintain their discount on products and be eligible to receive additional income. In February of each year, we demote from the rank of sales leader those Members who did not satisfy any re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders.

For the latest twelve-month re-qualification period ending January 2025, approximately 70.3% of our sales leaders, excluding China, re-qualified, versus 68.3% for the twelve-month period ended January 2024. The table below reflects sales leader requalification rates by year and by region, which we refer to as sales leader retention:

	Sales Leader Retention Rate
	2025	2024	2023
North America	75.4%	70.3%	69.7%
Latin America	76.3%	70.4%	71.6%
EMEA	65.6%	66.9%	64.6%
Asia Pacific	68.8%	67.4%	66.6%
Total sales leaders	70.3%	68.3%	67.6%

The Company has adjusted the re-qualification criteria from time to time in response to evolving business objectives and market conditions. For example, in recent years certain markets have allowed Members to utilize a lower re-qualification volume threshold and the Company has continued to expand this lower re-qualification method to additional markets. Separately, with revised business requirements in place following the Consent Order, as described in Regulation—Network Marketing Program below, we utilize a re-qualification equalization factor in the U.S. to better align re-qualification thresholds with other markets. Also, for each of the years presented, the retention results exclude certain markets for which, due to local operating conditions, sales leaders were not required to requalify.

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

In addition, in substantially all markets, we maintain a buyback program pursuant to which we will purchase back unsold products from a distributor who decides to leave the business. Subject to certain terms and conditions that may vary by market, the buyback program generally permits a distributor to return unopened products or sales materials in marketable condition purchased within the prior twelve-month period in exchange for a refund of the net price paid for the product and, in most markets, the cost of returning the products and materials to us.

Together, product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2024, 2023, and 2022.

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

Ingredients and Raw Materials

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. We source a significant amount of our ingredients and raw materials from U.S., China, Europe, and India from well-established, reputable suppliers in their respective field. These suppliers typically utilize similar quality processes, equipment, expertise, and having traceability as we do with our own modern quality processes. As part of our program to better ensure the procurement of high-quality ingredients, we also test our incoming ingredients and raw materials for compliance to potency, identity, and adherence to strict specifications. Our procurement process for many of our botanical products now stretches back to the farms and includes self-processing of teas and herbal ingredients into finished raw materials at our own facilities. As it relates primarily to our tea ingredients, our Changsha, China facility provides high quality tea and herbal raw materials to our manufacturing facilities as well as our third-party contract manufacturers around the world.

Manufacturing

The next key component of our seed to feed strategy involves the high-quality manufacturing of these ingredients and raw materials into finished products, which are produced at both third-party manufacturers and our own manufacturing facilities. As part of our long-term strategy, we seek to expand and increase our self-manufacturing capabilities. Our manufacturing facilities, known as Herbalife Innovation and Manufacturing Facilities, or HIMs, include HIM Lake Forest and HIM Winston-Salem, located in the U.S., and HIM Suzhou and HIM Nanjing, located in China. Our U.S. HIM facilities produce products for the majority of our markets globally which include our larger markets such as the U.S., Mexico and Vietnam but exclude markets such as China and India. Our China HIM facilities produce products primarily for our China market. HIM Winston-Salem is currently our largest manufacturing facility at approximately 800,000 square feet. Together, our HIM facilities produce approximately 47% of our inner nutrition products sold worldwide. Self-manufacturing also allows us to maintain control over our efforts to reduce the negative environmental impact of our operations and supply chain and to help mitigate climate risk. The Company plans to integrate its HIM Nanjing facility with its HIM Suzhou facility in order to streamline its production process in China prior to the HIM Nanjing lease expiring in June 2025.

In addition to streamlining certain of our manufacturing processes, we are also exploring methods to reduce costs relating to our packaging and handling materials. For example, we are currently modernizing our product packaging which includes implementing solutions to reduce usage of waste-prone materials (such as single-use plastics) and incorporate the usage of recycled materials. Herbalife is committed to making great products with integrity and ensuring we utilize efficient and effective processes.

Our finished products are analyzed for label claims and tested for microbiological purity, thereby verifying that our products comply with food safety standards, meet label claims and have met other quality standards. For self-manufactured products, we conduct our testing in-house at our fully-equipped, modern quality control laboratories in the U.S. and China. We have a total of eight laboratories, including five quality control laboratories located in Southern California; Changsha, China; Winston-Salem, North Carolina; Suzhou, China; and Nanjing, China, as well as three Centers of Excellence laboratories located in Southern California, Changsha, China, and Bangalore, India. All HIM quality control labs contain similar modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. In our U.S. HIM facilities, which manufacture products for the U.S. and most of our international markets, we operate and adhere to the regulations established by the U.S. Food and Drug Administration, or FDA, and strict Current Good Manufacturing Practice regulations, or CGMPs, for food, acidified foods, and dietary supplements.

We also work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at approved qualified contract manufacturer labs or third-party labs. For these products manufactured at other facilities, we combine four elements to ensure quality products: (1) the same selectivity and assurance in ingredients as noted above; (2) use of reputable, CGMP-compliant, quality- and sustainability-minded manufacturing partners; (3) supplier qualification through annual audit programs; and (4) significant product quality testing. Globally, we have contract manufacturers strategically located in countries such as India, Italy, U.S., Brazil, South Korea, Taiwan, Germany, and the Netherlands. During 2024, based on our total products produced and then sold worldwide, we purchased approximately 23% of our products from our top three third-party manufacturers.

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

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. We are continuing to improve our distribution channels relating to home delivery as we expect to see continued increasing demands for our products being shipped to our Members in certain of our larger markets. Additionally, as the shift in consumption patterns continue, one focus of this strategy is to optimize product access points in order to reflect an increasing daily consumption focus for our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. In aggregate, we have approximately 1,000 distribution points and partner retail locations around the world. During 2024, the Company strategically consolidated many of its distribution points in its Mexico market in order to increase the distribution efficiency. In addition to our distribution points, we contract third party-run drop-off locations where we can ship to and Members can pick up ordered products.

We leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences. We also continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. We invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms to take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience. In addition, we leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. Our investment in technology infrastructure helps support our capacity to grow. In 2021, we also initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program was substantially completed in 2024 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Note 14, Restructuring Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

In addition, many Members rely on the use of technology to support their goals and businesses. As part of our continued investment in technology to further support our Members and drive long-term growth, we have enhanced our product access and distribution network to support higher volumes of online or mobile orders, allowing Members and their customers to select home or business delivery options. We have also implemented information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business, and their customers by improving our core Herbalife.com and MyHerbalife platform and tools such as HN MyClub, Engage, Bizworks and Herbalife Hub. These tools allow our Members to manage their business, communicate with their customers and place orders more efficiently and effectively. During 2022, we also commenced our Herbalife One program to develop a new enhanced platform to provide enhanced digital capabilities and experiences to our Members. This is a multi-year program and our expenditures have increased as result of our investments in this Herbalife One program as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K.

Intellectual Property and Branding

Marketing foods and supplement products on the basis of sound science means using ingredients in the composition and quantity reported to be effective in the relevant scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods suppliers and consultants to execute supply and non-disclosure agreements that contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, to government offices is also necessary to obtain product registrations in many countries or to respond to regulatory inquiries. We also make efforts to protect certain unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company.

We use the umbrella trademarks Herbalife®, Herbalife Nutrition®, the Tri-Leaf device, and the Rising Leaf designs worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. We believe our trademarks and trade names contribute to our brand awareness.

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

REGULATION

General

In our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints that regulate the conduct of our business. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, and include regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Members, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Members (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); (6) our international operations, such as import/export, currency exchange, repatriation and anti-bribery regulations; (7) antitrust issues; (8) privacy and data protection; and (9) the independent contractor status of our Members. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional information.

Products

Our products are generally classified as food or supplements under the various regulations that pertain to our products around the world. In the United States, the formulation, manufacturing, packaging, holding, labeling, promotion, advertising, distribution, and sale of our products are subject to regulation by various federal governmental agencies, including: (1) the FDA; (2) the FTC; (3) the Consumer Product Safety Commission, or CPSC; (4) the United States Department of Agriculture, or USDA; (5) the Environmental Protection Agency, or EPA; (6) the United States Postal Service; (7) United States Customs and Border Protection; and (8) the Drug Enforcement Administration. Our activities also are regulated by various state agencies, localities and foreign countries in which our products are manufactured, distributed, or sold.

The FDA, in particular, regulates the formulation, manufacture, and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. Among other obligations, FDA regulations require us and our contract manufacturers to meet relevant CGMP regulations for the preparation, packaging, holding, and distribution of OTC drugs, cosmetics, and dietary supplements. The CGMPs are designed to ensure that OTC drugs, cosmetics, and dietary supplements are not adulterated with contaminants or impurities and are labeled to accurately reflect the ingredients in the products and the products’ intended use. The FDA also generally requires identity testing of all incoming dietary ingredients used in dietary supplements. We have implemented a comprehensive quality assurance program that is designed to maintain compliance with the CGMPs for products manufactured by us or on our behalf for distribution in the United States. As part of this program, we have regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes. We believe that we and our contract manufacturers are compliant with the CGMPs and other applicable manufacturing regulations in the United States.

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, regulates the composition and labeling of dietary supplements. Under DSHEA, dietary supplement may only make substantiated structure/function claims, which are claims that the product affects the structure or function of the body. They may not bear any claim that the product can prevent, treat, cure, mitigate or diagnose disease as that would be a drug claim. Apart from DSHEA, the agency permits companies to use FDA-approved full and qualified health claims for food and supplement products containing specific ingredients that meet stated requirements.

U.S. law also requires that all serious adverse events occurring within the United States involving OTC drugs, cosmetics, or dietary supplements be reported to the FDA. We believe that we are in compliance with these laws having implemented a worldwide procedure governing adverse event identification, investigation and reporting. As a result of reported adverse events, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the federal Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients in conventional packaged foods must either be generally recognized as safe by experts for the purposes to which they are put in foods, or be approved as food additives under FDA regulations.

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

We are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us from making specified claims in advertising of our products, but does not prevent us from continuing to make specified claims concerning our products provided that we have a reasonable basis for making the claims. The injunction also prohibits certain recruiting-related investments from Members and mandates that payments to Members be premised on retail value (as defined); the injunction provides that we may establish a system to verify or document such compliance.

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

In Europe, for example, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims documents. ESFA’s opinions, which have been accepted by the European Commission, have limited the use of certain nutrition-specific claims made for foods and food supplements. Accordingly, we revised affected product labels to ensure regulatory compliance.

U.S. FTC Consent Order

We are subject to a Consent Order entered into between us and the FTC in July 2016 to resolve a multi-year investigation. Pursuant to the Consent Order, we are required to categorize all existing and future Members in the U.S. as either “preferred members” – who are our customers and can purchase products directly from us at a discount for their own household use and who do not have the right to resell or build a sales team – or “distributors” – who purchase products for their own household use and also have the right to sell them to others and build sales teams. The Consent Order also requires us to compensate distributors in the US based on (1) purchases by preferred members; (2) demonstrated profitable retail sales to end-use customers; and (3) purchases by distributors for personal consumption within allowable limits. The Consent Order also requires distributors to meet certain conditions before entering into leases for their Herbalife business in the United States, including leases used to open Nutrition Clubs.

The Consent Order also prohibits us from making expressly or by implication, any misrepresentation regarding certain lifestyles or amount or level of income, including full-time or part-time income that a participant can reasonably expect to earn in our network marketing program. The Consent Order also prohibits us and our distributors from misrepresenting that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned. The Consent Order also requires us to clearly and conspicuously disclose information related to our refund and buyback policy on certain company materials and websites.

Other Regulations of our Network Marketing Program

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

Although questions regarding the legality of our network marketing program have come up in the past and may come up from time to time in the future, we believe, based in part upon guidance to the general public from regulatory bodies, including the FTC, that our network marketing program is compliant with applicable law.

Compliance Procedures

As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through Members’ conduct, to numerous federal, state and local regulations, in the United States and foreign markets. We have long since had formal compliance measures to train, monitor and enforce our rules, including prohibitions on making false and misleading income, product or therapeutic claims. We employ a corrective action program that is designed to proactively identify potentially problematic behavior, investigate complaints and remedy any identified violations of our rules through appropriate sanctions, including warnings, fines, suspensions and, when necessary, terminations. We also generally reject applications from individuals who do not reside in one of our approved markets and employ a sanctions compliance program designed to comply with relevant U.S. and foreign sanctions.

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

HUMAN CAPITAL

At Herbalife, our commitment to improving lives and our communities is at the core of everything we do. This commitment also informs how we value and treat our employees. We seek to provide a work environment where employees can grow and thrive while supporting our Members and their customers. We believe attracting, developing, engaging, and retaining a qualified talented and diverse workforce are critical factors that contribute to the success and growth of our business.

We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate workforce. Having a business presence in multiple domestic and international markets also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We monitor the talent needs of our departments and functions with particular focus on the areas where human capital resources are important to daily operations to ensure we can timely manufacture, distribute, and sell products to our Members. As of December 31, 2024, we had approximately 8,600 employees, of which approximately 2,300 were located in the United States.

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
•
Educational Assistance – Another way we support employees’ professional development is by offsetting a portion of the cost of higher education. Program offerings and eligibility vary by region and may include partial reimbursement of tuition fees incurred for undergraduate and graduate degrees, certificate programs, or skills-based courses.

Compensation and Benefits

Our Board of Directors and its Compensation Committee establish our general compensation philosophy and oversee and approve the development, adoption, and implementation of compensation policies and programs, which are set at a global level, but also adapted to meet local country requirements as needed. We provide competitive base pay that aligns with employee positions, skill levels, experience, contributions, and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards, recognition programs, and equity awards for employees at certain job grades. Our benefit programs are designed to enhance employee well-being and assist employees in the event of illness, injury, or disability. To this end, we offer benefits that vary worldwide, but may include health insurance, retirement savings programs, and wellness incentives designed to promote a healthy and active lifestyle.

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

Our employee wellness program is a critical part of our employer brand and aligns with our identity as a leader in the health and wellness industry. In 2024, our “Wellness For Life” program offered employees a suite of activities to achieve wellness through quarterly fitness challenges and movement conditioning routines, nutrition, intellectual well-being and financial literacy. In 2023 and continuing into 2024, we launched the “Industrial Athlete” program at our US Manufacturing and Distribution facilities targeted to help prevent musculoskeletal injuries. This initiative involves pre-shift exercise routines led by trained line leaders, ensuring all employees engage in light exercises before starting their shifts.

Our Members

We are dependent on our Members to sell and promote our products to their customers. We frequently interact and work directly with our sales leaders to explore ways to support our and our Members’ businesses, and their customers’ personal goals of living a healthier and more active lifestyle. See the Our Network Marketing Program – Our Marketing Plan and Member Compensation section above for sales leader and requalification metrics and further discussion on our sales leaders.

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

The business of developing and marketing weight management and other nutrition and personal care products is highly competitive and sensitive to the introduction of new products and weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. Our competitors include numerous manufacturers; distributors; marketers; online, specialty, mass, and other retailers; and physicians that actively compete for the business of consumers both in the United States and abroad. Some of our competitors have longer operating histories, significantly greater resources, better-developed and more innovative sales and distribution channels and platforms, greater name recognition, and larger established customer bases than we do. Our present and future competitors may be able to offer products at lower prices or better withstand reductions in prices or other adverse economic or market conditions than we can; develop products that are comparable or superior to those we offer; adapt more quickly or effectively to new technologies, changing regulatory requirements, evolving industry trends and standards, and customer requirements than we can; and/or devote greater resources to the development, promotion, and sale of their products than we do. We are also subject to significant competition for the recruitment of Members from other direct-selling organizations, including those that market weight management products, dietary and nutritional supplements, personal care products, and other types of products, as well as those organizations in which former employees or Members are involved. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge that will compete with us, including for our Members and their customers. Accordingly, competition may increase and we may not be able to compete effectively in our markets. If we are not able to retain our Members and their customers or otherwise compete successfully, our business, financial condition, and operating results would be materially adversely affected.

Our contractual obligation to sell our products only through our Member network and to refrain from changing certain aspects of our Marketing Plan may limit our growth.

We are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over third party e-commerce sites, through wholesale sales, by establishing retail stores, or through mail order systems. To the extent legally permitted, an agreement we entered into with our Members provides assurances that we will not sell Herbalife products worldwide through any distribution channel other than our network of Members. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future or appropriately respond to consumer preferences as they continue to evolve.

In addition, this agreement with our Members provides that we will not make any material changes adverse to our Members to certain aspects of our Marketing Plan that may negatively impact our Members without their approval as described in further detail below. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides, and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification in our Marketing Plan for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

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

The success of our business is to a large extent contingent on our ability to further penetrate existing markets, which is subject to numerous factors, many of which are out of our control. Our ability to increase market penetration may be limited by the finite number of persons inclined to pursue a direct-selling business opportunity or consumers aware of, or willing to purchase, Herbalife products. Moreover, our growth in existing markets will depend upon increased brand awareness and improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our foreign markets, we cannot assure you that such growth levels will continue in the immediate or long-term future. Furthermore, our efforts to support growth in such foreign markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our infrastructure in our more developed markets, such as the United States. For example, managing the expansion of manufacturing operations in foreign markets remains uncertain. If we are unable to effectively scale our supply chain and manufacturing infrastructure to support future growth in foreign markets, our operations in such markets may be adversely impacted. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our business, financial condition, and operating results could materially suffer.

Since one of our products constitutes a significant portion of our net sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement could materially harm our business, financial condition, and operating results.

Our Formula 1 Healthy Meal, which is our best-selling product line, approximated 26% of our net sales for the year ended December 31, 2024. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, or if the replacement product fails to gain market acceptance, our business, financial condition, and operating results could be materially harmed.

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

Our business, including our ability to provide products and services to and manage our Members, depends on the performance and availability of our information technology infrastructure, including our core transactional systems. The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, royalty overrides, bonuses, and other incentives. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. While we continue to invest in our information technology infrastructure, including leveraging artificial intelligence (AI) to enhance operational efficiency and improve services for our Members, there can be no assurance that there will not be any significant interruptions to such systems, that the systems will be adequate to meet all of our business needs, or that the systems will keep pace with continuing changes in technology, legal and regulatory standards.

Our information technology infrastructure, including our digital technology platforms like Herbalife One discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as that of our Members and the other third parties with which we interact, may be damaged, disrupted, or breached or otherwise fail for a number of reasons, including power outages, computer and telecommunication failures, internal design, manual or usage errors, workplace violence or wrongdoing, or catastrophic events such as natural disasters, severe weather conditions, or acts of war or terrorism. In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, such as unauthorized attempts to access, disable, improperly modify, exfiltrate, or degrade our information technology infrastructure, or the introduction of computer viruses, malware, “phishing” emails, and other destructive software, social engineering schemes, and emerging cyber threats from advanced AI and quantum computing, could compromise the confidentiality, availability, and integrity of our information technology infrastructure as well as those of the third parties with which we interact. These attacks may come from external sources, such as governments or hackers, or may originate internally from an employee or a third party with which we interact. We have been the target of, and may be the target of in the future, malicious cyberattacks, although to date none of these attacks have had a meaningful adverse impact on our business, financial condition, or operating results. The potential risk of cyberattacks may increase as we introduce new technology systems and services. Additionally, many of our employees work remotely, which may increase our exposure to significant systems interruptions, cybersecurity attacks, and otherwise compromise the integrity and reliability of our information technology infrastructure and our internal controls.

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

While we have business continuity programs for our manufacturing facilities which plan for such events, any event resulting in the temporary, partial, or complete shutdown of one of these manufacturing facilities, could require us to transfer manufacturing to a surviving facility and/or third-party contract manufacturers if suitable, although no such alternatives may be available. Conversion to a different facility or a new manufacturer can be expensive and time-consuming, resulting in delays in production or shipping, reduction of our net sales, damage our relationship with Members, and damage our reputation, any of which could harm our business, financial condition, and operating results. Additionally, we risk that our third-party contract manufacturers will not continue to reliably supply products at the quality levels, or in the quantities we require, and be in compliance with applicable laws. Our product supply contracts generally have three-year terms. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by Herbalife, our contract manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time-period and we have exercised this right in the past. Globally, we have over 50 contract manufacturers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Our contract manufacturers are also located in countries such as the United States, India, Brazil, South Korea, Germany, and the Netherlands. If any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes, at suitable quality levels, or in a cost-effective manner, we would be required to identify and obtain replacement manufacturing sources. There is no assurance that we would be able to obtain acceptable alternative manufacturing sources on a cost-effective or timely basis, or at all. An extended interruption in the supply of our products, would result in the loss of sales, which could have a material adverse effect on our business, financial condition, or operating results.

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

Companies across all industries are facing increasing scrutiny relating to their environmental, social, and governance practices. Investors may impose additional standards and expectations on companies in these areas. Changing consumer preferences and investor focus may result in increased demands regarding the source of origin of our ingredients, the recyclability of, and amount of recycled content contained in, our packaging containers, and other components of our products and supply chain and their respective environmental impact, including on sustainability. These consumer demands, along with regulatory requirements, could require additional transparency, due diligence, and reporting and could have caused us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. We operate in 95 markets worldwide, and concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives, such as single use plastics, which may cause disruptions in the supply and manufacture of our products or an increase in operating and compliance costs. At the same time, stakeholders and regulators in many markets where we operate have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “Anti-ESG” legislation or policies, which may lead to risks that are counter to the above sustainability requirements and initiatives. If we fail or succeed, or are perceived to fail or succeed, to achieve any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, or if we are perceived to have not responded appropriately to the growing concern for ESG matters or are unable to satisfy all stakeholders, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers who may stop purchasing our products, or the price of our common shares could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

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

The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. Regulatory authorities also periodically review legislative and regulatory policies and initiatives and may promulgate new or revised regulations. For example, in 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing which it further updated in 2024, and in December 2021, India’s Ministry of Consumer Affairs, Food and Public Distribution, Government promulgated the Consumer Protection (Direct Selling) Rules, 2021 under the Consumer Protection Act, 2019. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of the Company and our business model. For example, in the past, allegations regarding the legality of our network marketing program have been raised, which led to intense public scrutiny and significant share price volatility.

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

As previously disclosed, in July 2016, we entered into the Consent Order with the FTC. As part of the Consent Order, we agreed to implement, and continue to enhance, certain procedures in the United States. We also agreed, among other things, to (i) be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; (ii) requirements regarding compliance certification and record creation and maintenance; (iii) a prohibition on misrepresentations and misleading claims made by us or our Members regarding our network marketing program, including the income potential of participants in our network marketing program and misleading depictions of lavish lifestyles; and (iv) restrictions on distributors’ ability to open Nutrition Clubs in the United States. On May 28, 2024, the ICA’s term ended. The FTC continues to have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. The terms of the Consent Order are described in greater detail in our Current Report on Form 8-K filed on July 15, 2016.

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

Further, management and our board of directors have been, and may continue to be, required to focus a substantial amount of time on Consent Order compliance activities, which could divert their attention from running and growing our business. At any time, we may also be required to suspend or defer some of our current or anticipated business development, capital deployment, and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of any guidance or analyst or investor expectations. In addition, while we believe the Consent Order has set new standards within the direct-selling industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for Members, consumers, and ultimately sales.

Compliance with the Consent Order requires the cooperation of our Members and, while we have updated our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we would if they were our employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. In addition, the Consent Order provides that if the total eligible U.S. sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels, or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor.

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

We believe we have complied with the Consent Order and we will continue to do so. However, the FTC may not agree now or in the future. In the event we are found to be in violation of the Consent Order, the FTC could take corrective actions such as initiating enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors. Further, the impact of the Consent Order on our business, including the effectiveness of the controls, procedures, and technology solutions implemented to comply therewith, and on our Member base could be significant. If our business or Member base is adversely impacted, it is uncertain as to whether, or how quickly, we would be able to restructure or rebuild, irrespective of market conditions. Our financial condition and operating results could be materially harmed if we fail to comply with the Consent Order, if costs related to compliance exceed our estimates, if it has a negative impact on net sales, or if it leads to further legal, regulatory, or compliance claims, proceedings, or investigations or litigation.

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

In addition, the use and handling of certain types of information, including personal and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the Vietnam Personal Data Protection Decree, the India Digital Personal Data Protection Act, the European Union General Data Protection Regulation, the Brazil Law on General Data Protection, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, the European Union Payment Services Directive 2, which requires stronger customer authentication for online transactions in that region, and the China Personal Information Protection Law. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personal and financial information of our Members and their customers and could present technological challenges and negatively impact our sales. Compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance burden and risk and increased costs for us. Furthermore, as we expand our use of AI, we face additional regulatory risks due to the evolving legal landscape relating to AI, with various jurisdictions, including Europe and certain U.S. states, proposing or enacting AI-related laws. As such, it remains uncertain how AI laws and regulations will impact our business, or the associated cost or risks related to compliance therewith or with respect to embedding compliance mechanisms appropriately and effectively into our operations. If we fail to comply with these privacy, data security, and AI laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.

We are subject to material product liability risks, which could increase our costs and materially harm our business, financial condition, and operating results.

Our ingestible products include vitamins, minerals, botanicals, and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption or use. Although we rely upon published and unpublished safety information, including clinical studies on ingredients used in our products, and conduct limited clinical studies on some key products, unknown adverse reactions resulting from human consumption or use of these ingredients could occur. We have been, and may again be, subjected to various product liability claims regarding our ingestible and other products, including claims that the products contain contaminants, include inadequate instructions as to their uses, and/or include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and materially adversely affect our business, financial condition, and operating results. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Moreover, product liability claims may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may not cover all product liability claims, which may require us to pay substantial monetary damages. Finally, even if our insurance covers a claim, given the level of self-insured retentions that we have accepted under our current product liability insurance policies, which is $12.5 million, in certain cases we may be subject to the full amount of liability associated with any claims, which could be substantial.

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

Approximately 79% of our net sales for the year ended December 31, 2024 were generated outside the United States, exposing our business to risks associated with international operations. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions. For example, a foreign government may impose trade restrictions or increased tariffs, require compliance with trade and economic sanctions laws, rules, or regulations, such as those administered by U.S. Customs and Border Protection and the U.S. Treasury Department’s Office of Foreign Assets Control, implement new or change existing trade policies, impose sanctions or counter sanctions or otherwise limit or restrict our ability to import or export products in a cost-effective manner, or at all, any of which could negatively impact our operations. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulators.

Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, including unfavorable foreign currency impacts, as well as by economic and political tensions between governments. Changes in United States administrative policy may lead to increases in tariffs for imported goods, and, in some cases, already imposed tariffs against certain countries, among other possible changes. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States, which could adversely affect our sales to those countries. For example, tariffs and counter tariffs enacted by foreign governments, such as China, Canada or Mexico, that apply to our products or our ingredients may have an adverse impact on the cost and availability of certain ingredients, any of which could adversely affect future sales of our products, particularly if we deem it necessary to increase product prices. These measures may also cause us to discontinue a previously profitable item in one or more markets, including because it is no longer practicable or feasible to produce or sell the product. These actions could also have a disproportionately adverse effect on particular markets in which we operate, such as our Mexico market, which receives a significant amount of its products from our U.S. manufacturing operations. New or continued geopolitical conflicts may also adversely affect our business, including the Russia/Ukraine conflict as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Factors Impacting Results, of this Annual Report on Form 10-K, and the recent conflict in the Middle East. In addition, our compliance with our code of conduct and anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate. See the risk factor titled “We are subject to the anti-bribery, laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.”

We are also exposed to risks associated with foreign currency fluctuations, foreign exchange controls, limitations on the repatriation of funds, and changes in currency policies or practices. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, any strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. In addition, due to the possibility of government restrictions on transfers of cash out of a country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, operating results, or cash flows. For example, currency restrictions enacted by the Venezuelan, Argentinian, and Bolivian governments continue to impact the ability of our subsidiaries in such countries to obtain U.S. dollars in exchange for local currencies at the official foreign exchange rate and limit our ability to import U.S. dollar denominated raw materials and finished goods, both of which have significantly negatively impacted our operations. We may be required to fundamentally change or cease operations in these jurisdictions or any other jurisdiction that may be similarly affected in the future. If these restrictions intensify or do not improve and impact our ability to control our operations in those countries we may be required to deconsolidate one or more of our subsidiaries through which we operate in those countries for U.S. GAAP purposes and would be subject to the risk of further impairments.

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

We are subject to a variety of anti-bribery laws, rules, and regulations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, and similar anti-bribery laws, rules, and regulations in the other foreign jurisdictions in which we operate. These regimes generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as require companies to maintain accurate books and records. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws, rules, and regulations may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal policies and procedures will protect us from acts committed by our employees or agents. For example, as previously disclosed, in 2020 we entered into a deferred prosecution agreement with the U.S. Department of Justice regarding criminal charges, which were ultimately dismissed with prejudice in 2024, for violations in China of the FCPA’s books and records provisions. Additionally, we cannot predict the nature, scope, or effect of future anti-bribery requirements or the manner in which existing or new requirements might be administered or interpreted. Alleged or actual violations of any such existing or future laws, rules, or regulations, whether due to our own acts or inadvertence or to the acts or inadvertence of others, may result in criminal or civil sanctions, including fines, penalties, contract cancellations, or debarment, increased compliance costs, changes to our activities, and loss of reputation, any of which could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, the Organisation for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. The anticipated implementation of BEPS by non-U.S. jurisdictions in which we operate could result in changes to tax laws, rules, and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. On October 8, 2021, the OECD issued a statement announcing that 137 of its 140 members had agreed upon two groups of proposals for global tax reform, labeled “Pillar One” and “Pillar Two.” Pillar One is focused on providing a mechanism for taxing rights more closely aligned with market engagement (generally where people or consumers are located). Pillar Two is focused on establishing a global minimum tax rate and would apply when a country’s income tax rate is below a minimum tax rate of at least 15%. On December 20, 2021, the OECD published model rules consistent with the two Pillars announced in its October 2021 statement, and the model rules included the 15% global minimum tax rate previewed as part of Pillar Two in the OECD’s October 2021 statement. In December 2022, the EU member states agreed to implement the OECD framework in their domestic tax laws with a target effective date for the 15% global minimum tax rate in 2024. The OECD has issued additional guidance in 2023 and 2024, and intends to issue more rules in 2025. We continue to evaluate and assess the potential impact of the OECD framework on the Company. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.

Our business in China is subject to general, as well as industry-specific, economic, political, and legal developments and risks and requires that we utilize a modified version of the business model we use elsewhere in the world.

Our business and operations in China, which generated approximately 6.0% of our net sales for the year ended December 31, 2024, are subject to unique risks and uncertainties related to general economic, political, and legal developments. The Chinese government exercises significant control over the Chinese economy, including by controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

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

Our senior secured credit facility, or the 2024 Credit Facility, and the indentures governing the senior notes due September 1, 2025, or the 2025 Notes, the senior secured notes due April 15, 2029, or the 2029 Secured Notes, and the senior notes due June 1, 2029, or the 2029 Notes, have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

•
pay dividends, redeem share capital or capital stock, and make other restricted payments and investments;
•
sell assets or merge, consolidate, or transfer all or substantially all of our subsidiaries’ assets;
•
incur or guarantee additional debt;
•
impose dividend or other distribution restrictions on our subsidiaries; and
•
create liens on our and our subsidiaries’ assets.

In addition, the 2024 Credit Facility requires us to meet certain financial ratios and financial conditions. These covenants could limit our ability to grow our business, take advantage of attractive business opportunities, successfully compete, obtain future financing, withstand future downturns in our business or the economy in general, or otherwise conduct necessary corporate activities.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in an event of default. Upon the occurrence of an event of default under any of our debt agreements, the lenders or noteholders, as applicable, could cause all outstanding amounts under such agreements to become due and payable, and it could trigger a cross-default with respect to other outstanding indebtedness under certain circumstances. The 2024 Credit Facility and 2029 Secured Notes are secured by the equity interests of certain of our subsidiaries and substantially all of the assets of the domestic loan parties, and the lenders thereunder could proceed to foreclose on such assets if we are unable to repay or refinance any accelerated debt under the 2024 Credit Facility or the 2029 Secured Notes. Following an event of default, the lenders under our revolving credit facility would also have the right to terminate any commitments they have to provide further borrowings.

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

The 2028 Convertible Notes may be settled, at our option, in cash or a combination of cash and common shares, so long as the principal amount of the 2028 Convertible Notes is settled in cash. If one or more holders elect to convert their 2028 Convertible Notes when conversion is permitted, we would be required to make cash payments, for the respective convertible senior notes, to satisfy the principal amount due at conversion and could elect to make cash payments to satisfy our full conversion obligations, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal amount of our 2028 Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. Payment of cash upon conversion of the 2028 Convertible Notes, or any adverse change in the accounting treatment of the 2028 Convertible Notes, may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

In addition, if a portion of the 2028 Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our share price may decline. Furthermore, the perception that such dilution could occur may cause our share price to decline. Because the conversion rate of the 2028 Convertible Notes adjusts upward upon the occurrence of certain events, existing shareholders may experience further dilution if a portion of the 2028 Convertible Notes are converted into common shares and the currently effective adjusted conversion rate is further adjusted. For more information regarding the conversion features of our 2028 Convertible Notes, including the events that allow for early conversion and the current conversion rate, see Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

A shareholder may have a direct right of action against us where its individual rights have been, or are about to be, infringed. Our Cayman Islands counsel, Maples and Calder (Cayman) LLP, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability of such actions. In most cases, however, we would be the proper plaintiff where an action is brought to redress any loss or damage suffered by us, or based on a breach of duty owed to us, and a claim, for example, against our officers or directors, usually may not be brought by a shareholder. However, based on Cayman Islands authorities together with English authorities, the latter of which would likely be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle may apply where:

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

We have process, controls and technology infrastructure to maintain, protect, and enhance existing systems and design new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, and emerging cybersecurity and data security risks.

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

We have a multi-functional incident response plan which provides guidance in the event of a cybersecurity incident. The plan is managed by our Incident Management Team, which includes representation from our Global Security, Cybersecurity, Legal, and Finance departments, among others. The Incident Management Team is responsible for responding to an incident, including tasks such as identifying and assessing the nature of the incident, containing the incident, and coordinating with relevant departments. Depending on the nature or severity of the event, the Incident Management Team may escalate the matter to our Executive Leadership Team, which includes the Chief Executive Officer, Chief Operating Officer, Chief Information Security Officer, Chief Financial Officer, General Counsel, and other executives. If necessary, the matter could be escalated to our Board of Directors or any appropriate Board committees, including the Audit Committee, which has oversight responsibility for cybersecurity risk. This structured governance approach is designed to manage cybersecurity incidents with participation and involvement with the appropriate levels of our organization.

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

We conduct vendor security assessments for key service providers including as part of our vendor onboarding process and as part of our contract review process. The cybersecurity assessment process includes considerations from an industry leading third-party vendor security ratings company.

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

Our cybersecurity risk management process is integrated with our overarching risk management system, led by our ERM team, and further guided by our Technology Risk Committee. Our Technology Risk Committee is responsible for reviewing and approving the effectiveness of our cybersecurity risk framework and assisting with the oversight of decisions that affect compliance with applicable legal and regulatory matters and corporate policies. As part of the management oversight structure, the ERM team provides our Management Risk Committee with periodic updates on key risk conditions, strategy and mitigation efforts.

Our cybersecurity risk management process, which encompasses regular monitoring and periodic assessments, is designed to identify and mitigate cybersecurity threats and vulnerabilities. These efforts are aligned with the broader objectives of our ERM team and are regularly reviewed and refined in consultation with our Technology Risk Committee.

A key aspect of this integrated framework is the role of our Internal Audit team, which serves as an independent, objective assurance function tasked with evaluating the effectiveness of risk management, internal controls, and our governance processes.

Communication channels between our cybersecurity teams and other risk management personnel are established to facilitate the timely sharing of information about potential cyber threats. For example, our Data Protection and Information Security working group, which includes representation by our Chief Information Security Officer, and our Legal, ERM, Information Governance and Finance departments, among others, meets regularly to discuss key risks, strategies and threats related to information security.

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

We have identified and, in some cases, engaged, third-party experts to allow for quicker engagement if a cybersecurity incident occurs in the future.

Risks from Cybersecurity Threats

As of December 31, 2024 and as of the date of this filing, we are not aware of any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or ﬁnancial condition. This statement does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Item 2. Properties

As of December 31, 2024, we leased the majority of our physical properties. We currently lease approximately 95,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 140,000 square feet and 189,000 square feet of general office space in Torrance, California, primarily for our North America regional headquarters, including some of our corporate support functions with the lease term expiring in 2033 and 2025, respectively. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through 2031 and 2028, respectively. We also lease approximately 178,000 square feet of warehouse space for a distribution center in Hagerstown, Maryland, expiring in 2032. In Lake Forest, California, we lease warehouse, manufacturing plant, and office space of approximately 166,000 square feet expiring in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in 2030 and approximately 87,000 square feet expiring in 2025. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2032. In Suzhou, China we are leasing our manufacturing and warehouse facilities of approximately 122,000 square feet and 87,000 square feet, respectively, under leases expiring in 2034 and 2029, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in 2025. In Guadalajara, Mexico, we lease approximately 158,000 square feet and 76,000 square feet of office space under leases expiring in 2031 and 2027, respectively, the majority of which houses a Global Business Service Center that supports worldwide operations. In Bangalore, India, we lease approximately 155,000 square feet of office space for our Global Business Service Center, which expires in 2026. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; Kuala Lumpur, Malaysia; and Dalian, China. In addition to the properties noted above, we also lease other warehouse and office buildings in a majority of our other geographic areas of operation.

We own a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1, Business, for further discussion of the manufacturing facility we own in Winston-Salem, North Carolina.

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

The closing price of our common shares on February 12, 2025, was $5.11. The approximate number of holders of record of our common shares as of February 12, 2025 was 474. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five-year period ended December 31, 2024. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2019 and that all dividends were reinvested. The Company updated its peer group during the year ended December 31, 2024 due to one company included in the prior peer group filing for bankruptcy.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Herbalife Ltd.
S&P 500 Index
New Peer Group
Old Peer Group

	December 31,
	2019	2020	2021	2022	2023	2024
Herbalife Ltd.	$100.00	$100.80	$85.86	$31.21	$32.01	$14.03
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
New Peer Group(1)	$100.00	$113.30	$117.07	$115.06	$106.85	$115.74
Old Peer Group(2)	$100.00	$116.68	$117.73	$114.08	$105.66	$114.10

(1) The New Peer Group consists of BellRing Brands, Inc., Conagra Brands, Inc., Medifast, Inc., Nu Skin Enterprises, Inc., Post

Holdings, Inc., The Hain Celestial Group, Inc., and USANA Health Sciences, Inc.

(2) The Old Peer Group consists of BellRing Brands, Inc., Conagra Brands, Inc., Medifast, Inc., Nu Skin Enterprises, Inc., Post

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

We did not repurchase any of our common shares during the three months ended December 31, 2024. For further information on our share repurchases during the year ended December 31, 2024, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors, and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-over-year comparisons between 2024 and 2023. Discussions of 2022 items and year-over-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2023, or the 2023 10-K.

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

While we continue to monitor the current global financial environment including the impacts of the inflation, foreign exchange rate fluctuations, and the wars in Ukraine and the Middle East, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors, such as foreign exchange rate fluctuations and geopolitical conflicts, can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the twelve months ended December 31, 2024, we instituted pricing actions in certain markets to address region or market-specific conditions. We also instituted localized price increases in 2023. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have an adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provides a significant amount of finished goods inventory to our Mexico operation.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was less than 1% of our consolidated total assets as of December 31, 2024.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Financial Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a further discussion of risks related to these matters.

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

The specific number of Volume Points assigned to a product, which is generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value historically has been consistent in each region and country and has not changed from year to year. For strategic reasons, we may from time to time adjust Volume Point values in particular markets or regions. For example, certain Volume Point values were adjusted during fiscal year 2024 for the U.S. and Puerto Rico markets within the North American region, and for most markets within the Latin America region, excluding Mexico. We use Volume Points for Member qualification and recognition purposes, as well as a proxy for sales trends, and therefore, generally, we have historically kept Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

As described above, considering the recent changes to Volume Point values in certain regions, Management is currently evaluating the value and continued usefulness of the Volume Point metric.

	Year Ended December 31,
	2024	2023	% Change	2023	2022	% Change
	(Volume Points in millions)
North America (1)	1,029.5	1,160.9	(11.3)%	1,160.9	1,430.2	(18.8)%
Latin America (2)	1,035.8	1,028.0	0.8%	1,028.0	1,177.1	(12.7)%
EMEA	1,136.2	1,222.9	(7.1)%	1,222.9	1,353.4	(9.6)%
Asia Pacific	2,145.3	2,151.5	(0.3)%	2,151.5	2,156.5	(0.2)%
China	222.1	237.6	(6.5)%	237.6	261.4	(9.1)%
Worldwide (3)	5,568.9	5,800.9	(4.0)%	5,800.9	6,378.6	(9.1)%

(1)
Excluding Volume Point adjustments that were made during the fourth quarter of 2024 for most products in North America region, including United States and Puerto Rico, the percent change for the twelve months ended December 31, 2024 as compared to the same period in 2023, would have been a decrease of 11.7%.
(2)
Excluding Volume Point adjustments that were made during the second quarter of 2024 for most products in Latin America markets, excluding Mexico, the percent change for the twelve months ended December 31, 2024 as compared to the same period in 2023, would have been a decrease of 0.6%.
(3)
Excluding Volume Point adjustments discussed in footnotes (1) and (2) above made during the 2024 fiscal year, the percent change for the twelve months ended December 31, 2024 as compared to the same period in 2023, would have been a decrease of 4.3%.

Volume Points decreased 4.0% for 2024, after having decreased 9.1% for the same period in 2023. Excluding the adjustments made during the second and fourth quarter of 2024, Volume Points decreased 4.3% for the twelve months ended December 31, 2024 as compared to the same period in 2023.

North America’s Volume Point decreased for both, as reported and excluding the Volume Point adjustments, for the twelve months ended December 31, 2024 as compared to the same period in 2023, and the decrease was less than the prior year period decrease. In North America, we continue to enhance our educational, training, and motivational programs and promotions. Latin America’s Volume Point trend was relatively flat for both, as reported and excluding the Volume Point adjustments, for the twelve months ended December 31, 2024 as compared to the same period in 2023, whereas the prior year period saw a decline. In Latin America we have implemented certain pricing changes and Marketing Plan changes in most markets in the region during the second quarter of 2024, excluding Mexico, which we believe, positively impacted certain of the region’s markets; however, the fluctuations during the year continue to reflect the difficult economic conditions including inflationary impacts on Members’ operations, and political and social instability in certain markets. EMEA’s Volume Point decreased for the twelve months ended December 31, 2024 as compared to the same period in 2023 and the decrease was lower than the prior period decrease. The Volume Point in the Asia Pacific region was relatively flat for the twelve months ended December 31, 2024 as compared to the same period in 2023, after also being relatively flat for the twelve months ended December 31, 2023. In our India market, the largest market in the region, our Volume Point growth rate for the twelve months ended December 31, 2024 was less than the Volume Point growth rate experienced during the same period in 2023, and the Volume Points remained relatively flat for the second half of 2024 compared to the second half of 2023. China’s Volume Point decreased for the twelve months ended December 31, 2024 as compared to the same period in 2023, and the decrease was less than the prior year period decrease. We believe, the recent economic difficulties experienced in the region are a contributing factor in China’s recent Volume Point decreases.

For additional discussion on changes in net sales and volume points by region, refer to Sales by Geographic Region below.

During the twelve months ended December 31, 2024, our regions introduced a new training and recognition program that encourages recruitment and activity of new distributors. Despite the decreases in new Members in many of our markets, we believe this new training and recognition program could have been a contributing factor to increases in our new distributors in many of our markets during 2024.

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

Our “contribution margins” consist of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China, for the purposes of segment reporting specifically, as discussed further below and described in our Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	22.1	23.5	22.6
Gross profit	77.9	76.5	77.4
Royalty overrides(1)	32.7	32.8	32.4
Selling, general, and administrative expenses(1)	37.6	36.9	34.8
Other operating income	(0.1)	(0.2)	(0.3)
Operating income	7.7	7.0	10.5
Interest expense	4.4	3.2	2.7
Interest income	0.3	0.2	0.2
Other expense (income), net	0.2	—	(0.2)
Income before income taxes	3.4	4.0	8.2
Income taxes	(1.7)	1.2	2.0
Net income	5.1%	2.8%	6.2%

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

The factors described above help Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2024 as compared to the same period in 2023, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. We use Volume Points as an indication for changes in sales volume.

Global inflationary pressures, supply chain challenges and other macroeconomic factors such as geopolitical conflict and trade tensions may impact both our cost structures and our pricing, with potential sales volume impact. However, given the unpredictable, unprecedented, and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact it may have on our regions and individual markets. We continue to examine our cost structure and assess potential incremental pricing actions in response to ongoing inflationary pressures which could impact our net sales and sales volumes. See the Sales by Geographic Region below for a more detailed discussion of each geographic region and individual market.

Financial Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Net sales were $4,993.1 million for the year ended December 31, 2024. Net sales decreased $69.3 million, or 1.4%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 1.2% for the year ended December 31, 2024 as compared to the same period in 2023. The 1.4% decrease in net sales for the year ended December 31, 2024 was primarily driven by a decrease in sales volume, as indicated by a 4.0% decrease in Volume Points (4.3% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 2.6% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.3% favorable impact of price increases.

Net income was $254.3 million, or $2.50 per diluted share, for the year ended December 31, 2024. Net income increased $112.1 million, or 78.8%, for the year ended December 31, 2024 as compared to the same period in 2023. The increase in net income for the year ended December 31, 2024 was mainly due to $145.7 million lower income taxes primarily due to the deferred income tax impacts from corporate reorganization in 2024 and $26.2 million lower royalty overrides driven by lower net sales, partially offset by $51.6 million higher net interest expense.

Net income for the year ended December 31, 2024 included a $147.3 million favorable deferred income tax impacts from corporate reorganization in 2024, a $69.1 million pre-tax unfavorable impact ($51.6 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $26.7 million pre-tax unfavorable impact ($24.9 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, a $13.4 million pre-tax unfavorable impact ($10.3 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs, a $10.5 million pre-tax unfavorable impact ($8.2 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions, and a $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion).

Net income for the year ended December 31, 2023 included a $54.2 million pre-tax unfavorable impact ($43.6 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs; a $32.1 million pre-tax unfavorable impact ($29.5 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; an $8.6 million pre-tax unfavorable impact ($7.5 million post-tax) related to the Korea customs duty settlement (See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of our 2023 10-K for further discussion); and a $1.0 million favorable impact ($1.0 million post-tax) on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion).

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,695.5 million for the year ended December 31, 2024, representing a decrease of $39.5 million, or 0.8%, as compared to the same period in 2023. In local currency, net sales increased 1.8% for the year ended December 31, 2024 as compared to the same period in 2023. The 0.8% decrease in net sales for the year ended December 31, 2024 was primarily due to a decrease in sales volume, as indicated by a 3.9% decrease in Volume Points (4.2% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section) and a 2.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 5.6% favorable impact of price increases.

For a discussion of China’s net sales for the year ended December 31, 2024 as compared to the same period in 2023, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China. Also, as discussed in Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K, in the second quarter of 2024, the Company changed its presentation of this segment reporting measure for its China segment. Historical information discussed below has been adjusted to conform with the current period contribution margin. This change had no impact on the Company's accompanying consolidated statements of income and only impacts the China contribution margin amounts discussed below and the operating information table in Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

The Primary Reporting Segment reported contribution margin of $2,004.3 million, or 42.7% of net sales, for the year ended December 31, 2024, representing an increase of $66.5 million, or 3.4%, as compared to the same period in 2023. The 3.4% increase in contribution margin for the year ended December 31, 2024 was primarily the result of a 9.5% favorable impact of price increases and a 0.5% favorable impact of lower inventory write-downs, partially offset by unfavorable impact of volume decreases, as indicated by a 3.9% decrease in Volume Points (4.2% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 2.4% unfavorable impact of foreign currency fluctuations.

China reported contribution margin of $101.7 million for the year ended December 31, 2024, representing a decrease of $7.7 million, or 7.0%, as compared to the same period in 2023. The 7.0% decrease in contribution margin for the year ended December 31, 2024 was primarily the result of an unfavorable impact of volume decreases, as indicated by a 6.5% decrease in Volume Points, a 2.5% unfavorable impact of sales mix, and a 2.1% unfavorable impact of foreign currency fluctuations, partially offset by a 1.4% favorable impact of cost changes related to self-manufacturing and sourcing.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
	2024	2023	% Change
	(Dollars in millions)
North America	$1,054.4	$1,131.4	(6.8)%
Latin America	832.5	820.9	1.4%
EMEA	1,084.8	1,068.8	1.5%
Asia Pacific	1,723.8	1,713.9	0.6%
China	297.6	327.4	(9.1)%
Worldwide	$4,993.1	$5,062.4	(1.4)%

North America

The North America region reported net sales of $1,054.4 million for the year ended December 31, 2024. Net sales decreased $77.0 million, or 6.8%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales decreased 6.8% for the year ended December 31, 2024 as compared to the same period in 2023. The 6.8% decrease in net sales for the year ended December 31, 2024 was primarily due to a decrease in sales volume, as indicated by an 11.3% decrease in Volume Points (11.7% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), partially offset by a 4.7% favorable impact of price increases and a 0.5% favorable impact of country sales mix.

Net sales in the U.S. were $1,026.0 million for the year ended December 31, 2024. Net sales decreased $74.5 million, or 6.8%, for the year ended December 31, 2024 as compared to the same period in 2023.

Sales volumes continued to decline for the twelve months ended December 31, 2024 compared to the 2023 prior year period. Despite increases in new distributors, we continue to have fewer total number of new Members in the region during the twelve months ended December 31, 2024 compared to the prior year period. We are supporting Members with new product launches, a new training and recognition program, targeted communications and sales incentives, as well as modernizing our technological tools in order to enhance our Members’ ability to market and sell our products and promote business opportunities. The region implemented 3.0% price increases during March 2024. During 2023, the region implemented 3.5% price increases during March 2023 and September 2023.

Latin America

The Latin America region reported net sales of $832.5 million for the year ended December 31, 2024. Net sales increased $11.6 million, or 1.4%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 7.8% for the year ended December 31, 2024 as compared to the same period in 2023. The 1.4% increase in net sales for the year ended December 31, 2024 was primarily due to a 6.3% favorable impact of price increases, an increase in sales volume, as indicated by a 0.8% increase in Volume Points (0.6% decrease excluding the impact of the Volume Point adjustments noted above in the Volume Points by Geographic Region section), and a 0.5% favorable impact of country sales mix, partially offset by a 6.4% unfavorable impact of fluctuations in foreign currency exchange rates. As described further above, Volume Points are generally recognized when a Member pays for an order, while net sales are generally recognized when product is delivered and when control passes to the Member or customer. If Volume Points were recognized consistent with the timing of when net sales are recognized in accordance with U.S. GAAP, sales volume for the twelve months ended December 31, 2024 would have been an increase of 2.5% (1.1% increase excluding the impact of the Volume Point adjustments) as there was a more favorable timing difference between net sales and Volume Point recognition during the twelve months ended December 31, 2024 as compared to the same period in 2023.

Net sales in Mexico were $538.6 million for the year ended December 31, 2024. Net sales increased $13.6 million, or 2.6% for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 5.4% for the year ended December 31, 2024 as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $14.9 million for the year ended December 31, 2024. Mexico’s Volume Point was relatively flat for the twelve months ended December 31, 2024, as compared to a decrease during the same period in 2023. Macroeconomic conditions, such as a slowdown in the economy and prolonged high interest rates, have created challenges for Members’ and Members’ Nutrition Club operations, which continue to be an important DMO in the market.

During the second half of 2023 and in the first quarter of 2024, we experienced importation delays in Mexico as a result of the government delaying timely approval of importation permits which impacted certain of our inventory supply, which we believe adversely affected our net sales through the first quarter of 2024. To minimize the risk of disruption to our Mexico market, we continue to work closely with the Mexican government and, during the rest of 2024, we have seen improvements as importation permits were timely received and are no longer experiencing any disruptions. The Mexico market implemented a 5.25% price increase during March 2024. During 2023, the Mexico market implemented 2% and 5% price increases during June 2023 and January 2023, respectively.

The sales volume increase was greatest for our Guatemala market while the greatest decreases in sales volume were in our Colombia, Argentina, and Chile markets, for the twelve months ended December 31, 2024, compared to the same period in 2023. The majority of markets in the region instituted price increases to address market-specific conditions during the first quarter of 2024. During the second quarter of 2024, most markets within the Latin America region, excluding Mexico, implemented a 5% price reduction and Marketing Plan changes to enhance the competitiveness of our product pricing and aiming to stimulate incremental growth in volume. We believe these changes may have been a contributing factor for the increases in sales volume for certain of our markets in the region during the fiscal year 2024.

The region has seen difficult economic conditions as well as market-specific factors including political and social instability. Inflationary pressures, are improving but remained elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand. Promotional efforts within the region include increasing in-person activities, adding programs, such as Masterclass training formats, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products.

EMEA

The EMEA region reported net sales of $1,084.8 million for the year ended December 31, 2024. Net sales increased $16.0 million, or 1.5% for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 4.4% for the year ended December 31, 2024 as compared to the same period in 2023. The 1.5% increase in net sales for the year ended December 31, 2024 was primarily due to a 9.4% favorable impact of price increases and a 2.2% favorable impact of country sales mix, partially offset by a decrease in sales volume, as indicated by a 7.1% decrease in Volume Points and a 2.9% unfavorable impact of fluctuations in foreign currency exchange rates. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Economic conditions across the region, including inflation in certain markets, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty in certain markets appear to be further hindering business recovery. The volume declines across the EMEA markets during the twelve months ended December 31, 2024, as compared to the same period in 2023, were led by Türkiye, Spain and Russia, partially offset by increases in Mongolia, United Kingdom and Kazakhstan. Despite a decline in volume, Türkiye saw a year over year increase in net sales, primarily due to price increases. Our Russia entity had no sales during the twelve months ended December 31, 2024 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products in Kazakhstan, among other neighboring markets, has led to increases in volume in Kazakhstan.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings, including new regional Masterclass training formats to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,723.8 million for the year ended December 31, 2024. Net sales increased $9.9 million, or 0.6%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 3.0% for the year ended December 31, 2024 as compared to the same period in 2023. The 0.6% increase in net sales for the year ended December 31, 2024 was primarily due to a 3.5% favorable impact of price increases, partially offset by a 2.4% unfavorable impact of fluctuations in foreign currency exchange rates and a decrease in sales volume, as indicated by a 0.3% decrease in Volume Points.

Net sales in India were $844.8 million for the year ended December 31, 2024. Net sales increased $48.2 million, or 6.1%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 7.4% for the year ended December 31, 2024 as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $11.0 million on net sales for the year ended December 31, 2024. The sales volume in India increased 2.4% for the twelve months ended December 31, 2024, as compared to the same period in 2023. We continue to promote our brand, such as through sports sponsorships, in-person events, and introducing new product line for skin care. The India market implemented a 3.0% price increase in November 2024. During 2023, the India market implemented a 4.5% price increase during November 2023.

Net sales in Vietnam were $283.7 million for the year ended December 31, 2024. Net sales increased $4.7 million, or 1.7%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales increased 6.8% for the year ended December 31, 2024 as compared to the same period in 2023. The fluctuation of foreign currency exchange rates had an unfavorable impact of $14.4 million on net sales for the year ended December 31, 2024. The sales volume in Vietnam increased for the twelve months ended December 31, 2024, as compared to the 2023 period and was partially driven by, we believe, successful implementation of promotional initiatives and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor. The market implemented a 3.5% price increase in March 2024. During 2023, the Vietnam market implemented a 3% price increase during March 2023. Further, changes to direct-selling regulations in the market were approved by the Vietnam government in April 2023; we continue to work closely with the Vietnam government to monitor their interpretations of these regulations, and address them accordingly. In January 2025, the Vietnam government renewed our direct selling license, which will remain valid until January 2030, at which time we will seek its renewal.

Across several other markets, sales volume was down for the twelve months ended December 31, 2024 as compared to the 2023 period, most significantly for Indonesia and South Korea. Although total Members declined for the region, we have seen an increase in new distributors for certain of our markets. In addition, as Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2024.

China

The China region reported net sales of $297.6 million for the year ended December 31, 2024. Net sales decreased $29.8 million, or 9.1%, for the year ended December 31, 2024 as compared to the same period in 2023. In local currency, net sales decreased 7.5% for the year ended December 31, 2024 as compared to the same period in 2023. The 9.1% decrease in net sales for the year ended December 31, 2024 was primarily due to a decrease in sales volume, as indicated by a 6.5% decrease in Volume Points, a 2.5% unfavorable impact of sales mix, and a 1.6% unfavorable impact of fluctuations in foreign currency exchange rates. The China region had no price increase during the twelve months ended December 31, 2024 and during the twelve months ended December 31, 2023.

Sales volume was down for the twelve months ended December 31, 2024 as compared to the 2023 period as our Members adjust to our sales initiatives and they continue rebuilding and optimizing their business process. We believe, the recent economic difficulties experienced in the region are a contributing factor in China’s recent Volume Point decreases. The frequency and attendance of our and our Members’ in-person training and sales meetings, which are important to the business as they are a central channel for attracting and retaining customers, providing personal and professional development for our Members, and promoting our products, are stabilizing, but continue to be below pre-pandemic levels. Other focus areas for China include enhancing our digital capabilities and offerings, such as improving the integration of our technological and enhanced tools to make it easier for our Members to do business, encouraging a customer-based approach through customer loyalty programs to engage customers, and supporting Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Year Ended December 31,
	2024	2023	% Change
	(Dollars in millions)
Weight Management	$2,768.1	$2,851.7	(2.9)%
Targeted Nutrition	1,484.3	1,480.0	0.3%
Energy, Sports, and Fitness	572.2	560.3	2.1%
Outer Nutrition	83.6	82.5	1.3%
Literature, Promotional, and Other	84.9	87.9	(3.4)%
Total	$4,993.1	$5,062.4	(1.4)%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,888.8 million and $3,871.4 million for the years ended December 31, 2024 and 2023, respectively. Gross profit as a percentage of net sales was 77.9% and 76.5% for the years ended December 31, 2024 and 2023, respectively, or a favorable net increase of 141 basis points.

The increase in gross profit as a percentage of net sales for the year ended December 31, 2024 as compared to the same period in 2023 included the favorable impact of price increases of 121 basis points; the favorable impact of lower inventory write-downs of 18 basis points; the favorable impact of foreign currency fluctuations of 12 basis points; and favorable other cost changes of 8 basis points; partially offset by unfavorable changes in sales mix of 15 basis points; and unfavorable cost changes related to self-manufacturing and sourcing of 3 basis points primarily related to increased raw material, manufacturing labor, and increased allocated overhead costs due to lower production volume.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $1,633.0 million and $1,659.2 million for the years ended December 31, 2024 and 2023, respectively. Royalty overrides as a percentage of net sales were 32.7% and 32.8% for the years ended December 31, 2024 and 2023, respectively.

The decrease in royalty overrides as a percentage of net sales for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to favorable changes in mix of products and countries, partially offset by lower net sales in China as a proportion of our total worldwide net sales. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,875.4 million and $1,866.0 million for the years ended December 31, 2024 and 2023, respectively. Selling, general, and administrative expenses as a percentage of net sales were 37.6% and 36.9% for the years ended December 31, 2024 and 2023, respectively.

The increase in selling, general, and administrative expenses for the year ended December 31, 2024 as compared to the same period in 2023 was driven by $33.4 million in higher labor and benefits costs and $29.2 million in higher professional fees, partially offset by $15.2 million in lower service fees for China independent service providers due to lower sales in China, $12.4 in lower Member events and promotions, $9.5 million in lower foreign exchange losses, and $8.2 million in lower advertising and sponsorships. The increase in labor and benefit costs includes higher employee retention and separation costs related to the Restructuring Program, and higher employee bonus accruals, partially offset by lower expenses related to the Transformation Program, and savings on labor cost resulting from the restructuring initiatives. The increase in professional fees includes higher costs related to software-as-a-service arrangements, as well as higher expenses related to the Digital Technology Program.

See Note 14, Restructuring Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our Transformation Program and Restructuring Program.

Other Operating Income

The $5.5 million of other operating income for the year ended December 31, 2024 consisted of $5.5 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $10.2 million of other operating income for the year ended December 31, 2023 consisted of $10.2 million of government grant income for China.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2024	2023
	(in millions)
Interest expense	$218.3	$165.9
Interest income	(12.3)	(11.5)
Interest expense, net	$206.0	$154.4

The increase in interest expense, net for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to an increase in our weighted-average interest rate as a result of the April 2024 debt refinancing transactions, partially offset by a decrease in our overall weighted-average borrowings. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion.

Other Expense (Income), Net

The $10.5 million of other expense (income), net for the year ended December 31, 2024 consisted of a loss on the extinguishment of the 2018 Credit Facility and the partial redemption of the 2025 Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $1.0 million of other expense (income), net for the year ended December 31, 2023 consisted of a gain on the extinguishment of a portion of the 2024 Convertible Notes.

Income Taxes

Income taxes were $(84.9) million and $60.8 million for the years ended December 31, 2024 and 2023, respectively. The effective income tax rate was (50.1)% and 30.0% for the years ended December 31, 2024 and 2023, respectively. The income tax benefit for the year ended December 31, 2024 included the tax impacts of changes we initiated to our corporate entity structure during the fourth quarter of 2024, including intra-entity transfers of intellectual property to one of our European subsidiaries. As a result of this reorganization, we recognized a step-up in tax basis on the fair value of the intellectual property and recorded an associated deferred income tax asset of $177.6 million, partially offset by a valuation allowance of $61.3 million for amounts not more-likely-than-not to be realized. In addition, as a result of this reorganization, we released valuation allowances related to net operating losses in certain of our European subsidiaries that we now expect to be able to utilize resulting in a benefit of $49.5 million, partially offset by a deferred tax charge of $18.5 million.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the twelve months ended December 31, 2024, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $415.3 million cash and cash equivalents as of December 31, 2024 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the year ended December 31, 2024, we generated $285.4 million of operating cash flow as compared to $357.5 million for the same period in 2023. The decrease in our operating cash flow was the result of $56.9 million of lower net income excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows, and $15.2 million of unfavorable changes in operating assets and liabilities. The $56.9 million of lower net income excluding non-cash and reconciling items was primarily driven by higher interest expense and higher income taxes excluding the impact of the net deferred income tax benefits from corporate entity reorganization discussed above, partially offset by lower royalty overrides driven by lower net sales (See Financial Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023 above for further discussion). The $15.2 million of unfavorable changes in operating assets and liabilities was primarily the result of unfavorable changes in inventories, and Other; partially offset by favorable changes in receivables, prepaid expenses and other current assets, royalty overrides, and other current liabilities. The unfavorable change in Other is primarily related to the Korea customs duty settlement in 2023, partially offset by capitalized implementation costs of cloud-based hosting arrangements.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2024 and 2023 were $112.2 million and $140.1 million, respectively. The majority of these expenditures during the twelve months ended December 31, 2024 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $100 million to $130 million for the full year 2025, which includes Herbalife One. We have incurred approximately $330 million of implementation costs relating to Herbalife One as of December 31, 2024. In addition, based on the Herbalife One implementation costs incurred thus far, we began to recognize non-cash amortization expenses during the first quarter of 2024 and recognized approximately $35 million of these non-cash amortization expenses within our full-year 2024 consolidated statement of income; thereafter, we expect to recognize similar amounts of non-cash amortization expenses which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of approximately $110 million with approximately $70 million of savings realized in 2023 and approximately $110 million of annual savings realized in 2024 and thereafter. We have incurred total pre-tax expenses of approximately $92.5 million through December 31, 2024 to realize these annual run-rate savings, of which $13.3 million, $54.2 million, and $12.1 million, were recognized in selling, general, and administrative expenses within our consolidated statements of income during the years ended December 31, 2024, 2023, 2022, respectively. In addition, we have incurred approximately $20 million of related capital expenditures from inception to date, primarily relating to technology, to support the Transformation Program. The Transformation Program has been substantially completed as of December 31, 2024, and we do not expect significant expenses or capital expenditures during 2025.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, our distributors, and our customers. The Restructuring Program is expected to deliver annual savings of at least $80 million beginning in 2025 with at least $50 million of savings already realized during the twelve months ended December 31, 2024. We also expect to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program, of which we incurred total pre-tax expenses of $69.1 million through December 31, 2024, which were recognized in selling, general, and administrative expenses within the consolidated statement of income during the twelve months ended December 31, 2024. The Restructuring Program has been substantially completed as of December 31, 2024.

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

Subsequently, the 2018 Credit Facility was amended in a series of amendments that, as of March 31, 2024, among other things, increased the borrowing capacity of the 2018 Term Loan A to a total of $286.2 million and the 2018 Revolving Credit Facility to a total of $330.0 million and establishing the Secured Overnight Financing Rate, or SOFR, for interest rate purposes under the 2018 Credit Facility. Borrowings utilizing SOFR under both the 2018 Term Loan A and 2018 Revolving Credit Facility, bore interest at, depending on our total leverage ratio and the Adjusted Term SOFR, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively. The maturity date of both the 2018 Term Loan A and 2018 Revolving Credit Facility was March 19, 2025. The 2018 Term Loan B maturity date was August 18, 2025.

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and we incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. We may prepay the 2024 Term Loan B at a 102% premium at any time on or before the first anniversary, 101% premium following the first anniversary and on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, beginning in fiscal year 2025, we may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility.

Proceeds from the 2024 Term Loan B together with the proceeds from the 2029 Secured Notes were used to repay indebtedness, including all borrowings outstanding under the 2018 Credit Facility, effectively terminating its $228.9 million outstanding principal balance on the 2018 Term Loan A, and repaying $584.3 million on the 2018 Term Loan B, $170.0 million on the 2018 Revolving Credit Facility, and a portion of the 2025 Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2018 Credit Facility. As a result, we recognized $981.0 million as a reduction to long-term debt representing the carrying value of the 2018 Credit Facility repaid in full in the second quarter of 2024. We also recognized a loss on extinguishment of approximately $2.5 million, as a result, which was recorded in other expense, net within our consolidated statement of income during the second quarter of 2024.

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

Effective after April 12, 2024, depending on our total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date, or (iii) March 3, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date. We pay a commitment fee on the 2024 Revolving Credit Facility of, depending on our total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of December 31, 2024 and December 31, 2023, we were in compliance with its financial covenants under the 2024 Credit Facility and 2018 Credit Facility, respectively.

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

During the year ended December 31, 2024, we borrowed an aggregate amount of $1,421.2 million, including $1,221.2 million under the 2024 Credit Facility, which included $821.2 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,917.9 million, including $831.2 million on amounts outstanding under the 2024 Credit Facility, which included $821.2 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. During the year ended December 31, 2023, we borrowed an aggregate amount of $199.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $288.0 million on amounts outstanding under the 2018 Credit Facility, which included $259.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of December 31, 2024 and 2023, the U.S. dollar amount outstanding under the 2024 Credit Facility was $390.0 million and 2018 Credit Facility was $886.7 million, respectively. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of December 31, 2024 and December 31, 2023, respectively. In addition, as of both December 31, 2024 and December 31, 2023, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of December 31, 2024 and December 31, 2023, the remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, was approximately $355 million and approximately $285 million, respectively. There were no outstanding foreign currency borrowings under both the 2024 Credit Facility and 2018 Credit Facility as of December 31, 2024 and 2023, respectively. As of December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.35% and as of December 31, 2023, the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on the 2024 Credit Facility, 2018 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of December 31, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2029 Secured Notes.

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

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of December 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2028 Convertible Notes.

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. In April 2024, we redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. Separately, in April 2024, we also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest. As of December 31, 2024, the remaining outstanding principal on the 2025 Notes was $262.3 million. See Note 5, Long-Term Debt, and Note 16, Subsequent Events, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2025 Notes and the partial redemption and repurchase of a portion thereof.

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the 2026 Notes as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of December 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2029 Notes.

Contractual Obligations

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2024. Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, warehouses, distribution centers, manufacturing centers, and equipment.

For a further discussion on our debt and operating lease commitments as of December 31, 2024, see the sections above as well as Note 4, Leases and Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2024, the total amount of our foreign subsidiary cash and cash equivalents was $330.2 million, of which $20.8 million was held in U.S. dollars. As of December 31, 2024, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $85.1 million.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2024, Herbalife Ltd. had approximately $3.1 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. As of December 31, 2024, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no material off-balance sheet arrangements except for those described in Note 5, Long-Term Debt, and Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

During the year ended December 31, 2024 and 2023, we did not repurchase any of our common shares through open-market purchases.

See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of December 31, 2024 and 2023, we had negative working capital of $86.7 million and positive working capital of $121.7 million, respectively, or a decrease of $208.4 million. The decrease was primarily due to a decrease in cash and cash equivalents, decreases in inventories, and prepaid expenses and other current assets, partially offset by a decrease in current portion of long-term debt. The decrease in current portion of long-term debt is primarily from the repayment of the remaining $197.0 million balance of the 2024 Convertible Notes which matured on March 15, 2024, a $66.3 million mandatory prepayment on the 2018 Term Loan B, and $28.6 million from repayment of the 2018 Term Loan A, partially offset by an increase of $261.8 million relating to our 2025 Notes, which mature in less than one year. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

We expect that cash and funds provided from operations, available borrowings under the 2024 Credit Facility, and longer-term access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter, including the repayment of the 2025 Notes.

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

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2024.

Subsequent Events

See Note 16, Subsequent Events, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information relating to the partial redemption of the 2025 Notes.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Nanjing, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2024, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for both of the years ended December 31, 2024 and 2023.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $14.4 million and $24.2 million to present them at their lower of cost and net realizable value in our consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

Under the quantitative method for impairment testing of goodwill, which is done at the reporting unit level, we primarily use an income approach in order to determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value. During fiscal year 2024, we performed a quantitative assessment and determined that the fair value of each reporting unit was significantly greater than its respective carrying value.

Under the quantitative method for impairment testing of our marketing-related intangible assets, we use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing-related intangible assets in order to confirm there is no impairment required. An impairment loss is recognized to the extent that the carrying amount of the assets exceeds their fair value. During fiscal year 2024, we performed a quantitative assessment of our marketing-related intangible assets and determined that the fair value of the assets was significantly greater than their carrying value.

As of December 31, 2024 and 2023, we had goodwill of approximately $87.7 million and $95.4 million, respectively. The decrease in goodwill during the year ended December 31, 2024 was due to foreign currency translation adjustments. As of both December 31, 2024 and 2023, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the years ended December 31, 2024 and 2023. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion.

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

We evaluate the realizability of our deferred income tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. The ability to forecast income over multiple years at a jurisdictional level is subject to uncertainty especially when our assessment of valuation allowances factor in longer term income forecasts. The impact of increasing or decreasing the valuation allowance could be material to our consolidated financial statements. In addition, during the quarter ended December 31, 2024, the Company initiated changes to its corporate entity structure including intra-entity transfers of intellectual property to one of its European subsidiaries. This reorganization resulted in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and required management to make significant estimates and assumptions to determine the fair value of such assets, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, revenue growth rates, projected operating income, and the discount rate. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional information on our net deferred income tax assets and valuation allowances.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2024 and 2023, the aggregate notional amounts of these contracts outstanding were approximately $69.9 million and $76.3 million, respectively. As of December 31, 2024, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2024, we recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, we recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2024 and December 31, 2023.

As of both December 31, 2024 and 2023, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2024 and 2023, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2024, the aggregate annual maturities of the 2024 Credit Facility were expected to be $20.0 million for 2025, $20.0 million for 2026, $20.0 million for 2027, $20.0 million for 2028, and $310.0 million for 2029. As of December 31, 2024, the fair value of the 2024 Term Loan B was approximately $387.3 million, and the carrying value was $359.9 million. As of December 31, 2023, the fair values of the 2018 Term Loan A and 2018 Term Loan B were approximately $236.1 million and $650.6 million, respectively, and the carrying values were $235.5 million and $648.2 million, respectively. There were no outstanding borrowings on the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of December 31, 2024 and December 31, 2023, respectively. The 2024 Credit Facility bears variable interest rates, and as of December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.35% and the 2018 Credit Facility bore variable interest rates, and as of December 31, 2023 the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $3.9 million, respectively.

As of December 31, 2024, the fair value of the 2029 Secured Notes was approximately $851.3 million and the carrying value was $768.2 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $26.6 million or increase by approximately $27.8 million, respectively.

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

As of December 31, 2024, the fair value of the 2028 Convertible Notes was approximately $215.3 million, and the carrying value was $271.9 million. As of December 31, 2023, the fair value of the 2028 Convertible Notes was approximately $320.9 million, and the carrying value was $270.5 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of December 31, 2024, the fair value of the 2025 Notes was approximately $263.0 million and the carrying value was $261.8 million. As of December 31, 2023, the fair value of the 2025 Notes was approximately $596.8 million and the carrying value was $597.1 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $1.6 million or increase by approximately $1.7 million, respectively.

As of December 31, 2024, the fair value of the 2029 Notes was approximately $421.5 million and the carrying value was $595.4 million. As of December 31, 2023, the fair value of the 2029 Notes was approximately $471.6 million and the carrying value was $594.5 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $14.3 million or increase by approximately $15.0 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2024 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. Refer to the Company’s insider trading policy filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(y)
4.1	Form of Share Certificate	(c)
4.2	Indenture among Herbalife Nutrition Ltd., HLF Financing, Inc., the guarantors party thereto and MUFG Union Bank, N.A., as trustee, dated as of May 29, 2020, governing the 7.875% Senior Notes due 2025	(o)
4.3	Form of Global Note for 7.875% Senior Notes due 2025 (included as Exhibit A to Exhibit 4.2 hereto)	(o)
4.4

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(s)
4.5	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.4 hereto)	(s)
4.6	Indenture, dated as of December 9, 2022, between Herbalife Nutrition Ltd. and U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2028	(w)
4.7	Form of Global Note for 4.25% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.6 hereto).	(w)
4.8	Description of Registrant's Securities	(m)
4.9

Indenture, dated as of April 12, 2024, among HLF Financing SaRL, LLC and Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee and notes collateral agent, governing the 12.250% Senior Secured Notes due 2029

(bb)
4.10	Form of Global Note for 12.250% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.9 hereto)	(bb)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(m)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(m)
10.3	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(e)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(k)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(i)
10.13#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(r)
10.14#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(u)
10.15#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(u)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(u)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(u)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(h)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(h)
10.21	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(f)
10.22#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(v)
10.23

Credit Agreement, dated as of August 16, 2018, among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto as lenders, Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and as administrative agent for the Term Loan A Lenders and the Revolving Credit Lenders

(j)

10.24

First Amendment to Credit Agreement, dated as of December 12, 2019, by and among HLF Financing SaRL, LLC, Herbalife Nutrition Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the Company’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders and Jefferies Finance LLC, as administrative agent for the Term Loan B Lenders and collateral agent

(l)
10.25

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

(n)
10.26	Deferred Prosecution Agreement between Herbalife Nutrition Ltd. and the United States Department of Justice	(p)
10.27	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-and-Desist Order	(p)
10.28

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
10.29

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

(t)
10.30#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(x)
10.31#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(x)
10.32

Fifth Amendment to Credit Agreement, USD LIBOR Hardwire Transition Amendment (Revolver and Term Loan A), dated as of April 3, 2023, by Coöperatieve Rabobank U.A., New York Branch as Term Loan A Agent and Revolver Administrative Agent

(y)
10.33#	Herbalife Ltd. 2023 Stock Incentive Plan	(y)
10.34#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement	(y)
10.35#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(y)
10.36#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(y)
10.37#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Award Agreement	(y)
10.38

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

(y)
10.39	Addendum to the Amendment to the Agreements of Distributorship dated as of April 27, 2023, by Herbalife International, Inc., for the benefit of each Herbalife Distributor	(z)
10.40

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

(z)
10.41#	Employment Agreement, dated as of March 27, 2024, by and among John DeSimone, Herbalife International of America, Inc. and Herbalife Ltd.	(cc)
10.42#	Stock Appreciation Right Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	(cc)
10.43#	Stock Unit Award Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	(cc)
10.44#	Stock Appreciation Right Agreement, dated as of March 25, 2024, by and between John DeSimone and Herbalife Ltd.	(cc)

10.45

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

(bb)
10.46#	Amended and Restated Herbalife Ltd. 2023 Stock Incentive Plan	(cc)

10.47#	Employment Agreement, dated as of February 6, 2025, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	*
19.1	Herbalife Insider Trading Compliance Policy	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
97.1	Herbalife Ltd. Clawback Policy	(aa)
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL (included as Exhibit 101)	*

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
(j)
Previously filed on August 22, 2018 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)
Previously filed on February 19, 2019 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and is incorporated herein by reference.
(l)
Previously filed on December 12, 2019 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)
Previously filed on February 18, 2020 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
(n)
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
(q)
Previously filed on February 11, 2021 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)
Previously filed on May 4, 2021 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and is incorporated herein by reference.
(s)
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
(v)
Previously filed on August 2, 2022 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and is incorporated herein by reference.
(w)
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
(z)
Previously filed on August 2, 2023 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and is incorporated herein by reference.
(aa)
Previously filed on February 14, 2024 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and is incorporated herein by reference.
(bb)
Previously filed on April 18, 2024 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(cc)
Previously filed on May 1, 2024 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intra-entity Transfers of Intellectual Property – Deferred Income Tax Asset

As described in Notes 2 and 12 to the consolidated financial statements, management initiated changes to the Company’s corporate entity structure during the fourth quarter of 2024, including intra-entity transfers of intellectual property to one of its European subsidiaries. This reorganization resulted in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and recording an associated deferred income tax asset of $177.6 million, partially offset by a valuation allowance of $61.3 million for amounts not more-likely-than-not to be realized. This reorganization required management to make significant estimates and assumptions to determine the fair value of such assets, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, revenue growth rates, projected operating income, and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the intra-entity transfers of intellectual property that gives rise to a deferred income tax asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the intellectual property; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected operating income, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including controls over management’s valuation of the intellectual property and the establishment of deferred income tax assets. These procedures also included, among others (i) reading the underlying agreements; (ii) testing management’s process for developing the fair value estimate of the intellectual property; (iii) evaluating the appropriateness of the discounted cash flow model used by management; (iv) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, projected operating income, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and projected operating income involved considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

Loss Contingencies

As described in Note 7 to the consolidated financial statements, the Company is from time to time engaged in routine litigation. As disclosed by management, an estimated loss from a loss contingency is recorded when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management also discloses material contingencies when they believe a loss is not probable but reasonably possible. Management regularly reviews all pending litigation matters in which it is involved and establishes reserves for these litigation matters when a probable loss estimate can be made. Accounting for contingencies such as legal and non-income tax matters requires management to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company’s other current liabilities of $542.8 million as of December 31, 2024 include legal reserves for certain loss contingencies.

The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are (i) the significant judgment by management when assessing whether a loss is probable and when determining whether the amount of the loss or range of loss for each matter can be reasonably estimated and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the loss contingencies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of loss contingencies including controls over assessing whether a loss is probable and when determining whether the amount of the loss or range of loss can be reasonably estimated, as well as financial statement disclosures. These procedures also included, among others (i) confirming with external legal counsel the possibility or probability of an unfavorable outcome and the extent to which the loss or range of loss is reasonably estimable; (ii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (iii) evaluating the sufficiency of the Company’s contingency disclosures.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 19, 2025

We have served as the Company’s auditor since 2013.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$415.3	$575.2
Receivables, net of allowance for doubtful accounts	68.9	81.2
Inventories	475.4	505.2
Prepaid expenses and other current assets	184.1	237.7
Total current assets	1,143.7	1,399.3
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	460.2	506.5
Operating lease right-of-use assets	185.7	185.8
Marketing-related intangibles and other intangible assets, net	312.3	314.0
Goodwill	87.7	95.4
Deferred income tax assets	398.6	179.3
Other assets	139.9	129.1
Total assets	$2,728.1	$2,809.4
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$70.0	$84.0
Royalty overrides	334.1	343.4
Current portion of long-term debt	283.5	309.5
Other current liabilities	542.8	540.7
Total current liabilities	1,230.4	1,277.6
Long-term debt, net of current portion	1,976.6	2,252.9
Non-current operating lease liabilities	169.5	167.6
Other non-current liabilities	152.7	171.6
Total liabilities	3,529.2	3,869.7
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 101.2 million (2024) and 99.2 million (2023) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	278.2	233.9
Accumulated other comprehensive loss	(271.4)	(232.0)
Accumulated deficit	(808.0)	(1,062.3)
Total shareholders’ deficit	(801.1)	(1,060.3)
Total liabilities and shareholders’ deficit	$2,728.1	$2,809.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net sales	$4,993.1	$5,062.4	$5,204.4
Cost of sales	1,104.3	1,191.0	1,173.6
Gross profit	3,888.8	3,871.4	4,030.8
Royalty overrides	1,633.0	1,659.2	1,690.1
Selling, general, and administrative expenses	1,875.4	1,866.0	1,810.4
Other operating income	(5.5)	(10.2)	(14.9)
Operating income	385.9	356.4	545.2
Interest expense	218.3	165.9	139.3
Interest income	12.3	11.5	6.1
Other expense (income), net	10.5	(1.0)	(12.8)
Income before income taxes	169.4	203.0	424.8
Income taxes	(84.9)	60.8	103.5
Net income	$254.3	$142.2	$321.3
Earnings per share:
Basic	$2.53	$1.44	$3.26
Diluted	$2.50	$1.42	$3.23
Weighted-average shares outstanding:
Basic	100.6	99.0	98.5
Diluted	101.6	100.2	99.5

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net income	$254.3	$142.2	$321.3
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(4.3) (2024), $1.3 (2023), and $1.1 (2022)	(51.7)	17.6	(36.6)
Unrealized gain (loss) on derivatives, net of income taxes of $— (2024), $(0.2) (2023), and $— (2022)	12.3	0.6	(1.8)
Total other comprehensive (loss) income	(39.4)	18.2	(38.4)
Total comprehensive income	$214.9	$160.4	$282.9

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares	Treasury Stock	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2021	$0.1	$(328.9)	$318.1	$(211.8)	$(1,169.0)	$(1,391.5)
Issuance of 1.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		4.1			4.1
Additional capital from share-based compensation			44.4			44.4
Repurchases of 4.1 common shares	—		(23.9)		(122.8)	(146.7)
Retirement of treasury stock		328.9	(17.3)		(311.6)	—
Net income					321.3	321.3
Foreign currency translation adjustment, net of income taxes of $1.1				(36.6)		(36.6)
Unrealized loss on derivatives, net of income taxes of $—				(1.8)		(1.8)
Cumulative effect of accounting change relating to adoption of ASU 2020-06			(136.7)		77.6	(59.1)
Balance as of December 31, 2022	0.1	—	188.7	(250.2)	(1,204.5)	(1,265.9)
Issuance of 1.9 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		3.2			3.2
Additional capital from share-based compensation			48.0			48.0
Repurchases of 0.6 common shares	—		(11.0)		—	(11.0)
Net income					142.2	142.2
Foreign currency translation adjustment, net of income taxes of $1.3				17.6		17.6
Unrealized gain on derivatives, net of income taxes of $(0.2)				0.6		0.6
Other			5.0			5.0
Balance as of December 31, 2023	0.1	—	233.9	(232.0)	(1,062.3)	(1,060.3)
Issuance of 2.9 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—		2.6			2.6
Additional capital from share-based compensation			50.0			50.0
Repurchases of 0.9 common shares	—		(8.3)		—	(8.3)
Net income					254.3	254.3
Foreign currency translation adjustment, net of income taxes of $(4.3)				(51.7)		(51.7)
Unrealized gain on derivatives, net of income taxes of $—				12.3		12.3
Balance as of December 31, 2024	$0.1	$—	$278.2	$(271.4)	$(808.0)	$(801.1)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash flows from operating activities:
Net income	$254.3	$142.2	$321.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.4	113.3	115.4
Share-based compensation expenses	50.0	48.0	44.4
Non-cash interest expense	13.4	7.4	6.7
Deferred income taxes	(229.6)	(41.1)	(29.9)
Inventory write-downs	18.9	28.5	38.4
Foreign exchange transaction loss	7.6	6.0	9.1
Loss (Gain) on extinguishment of debt	10.5	(1.0)	(12.8)
Other	6.4	6.5	(17.0)
Changes in operating assets and liabilities:
Receivables	5.9	(12.6)	(9.1)
Inventories	(30.4)	57.5	(68.4)
Prepaid expenses and other current assets	43.1	(13.8)	(12.4)
Accounts payable	(14.6)	(7.4)	(1.1)
Royalty overrides	11.1	(6.5)	(9.6)
Other current liabilities	40.4	23.8	(53.6)
Other	(23.0)	6.7	31.1
Net cash provided by operating activities	285.4	357.5	352.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(122.0)	(135.0)	(156.4)
Proceeds from sale and leaseback transaction, net of related expenses	37.9	—	—
Other	(0.5)	0.2	0.2
Net cash used in investing activities	(84.6)	(134.8)	(156.2)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	1,394.4	215.2	564.2
Principal payments on senior secured credit facility and other debt	(1,937.0)	(289.6)	(683.5)
Proceeds from convertible senior notes	—	—	277.5
Repayment of convertible senior notes	(197.0)	(64.3)	(273.2)
Proceeds from senior secured notes, net of discount	778.4	—	—
Repayment of senior notes	(344.3)	—	—
Debt issuance costs	(24.0)	(1.8)	(7.2)
Share repurchases	(8.3)	(11.0)	(146.7)
Other	2.5	3.2	4.2
Net cash used in financing activities	(335.3)	(148.3)	(264.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(22.9)	4.8	(25.7)
Net change in cash, cash equivalents, and restricted cash	(157.4)	79.2	(94.1)
Cash, cash equivalents, and restricted cash, beginning of period	595.5	516.3	610.4
Cash, cash equivalents, and restricted cash, end of period	$438.1	$595.5	$516.3
Cash paid during the year:
Interest paid	$194.4	$159.1	$133.5
Income taxes paid	$146.5	$133.1	$144.9

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

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife Ltd. and its subsidiaries. The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842) - Common Control Arrangements. This ASU addresses issues related to accounting for leases under common control arrangements. The standard includes an amendment to Topic 842 for all entities with leasehold improvements in common control arrangements to amortize leasehold improvements that it owns over the improvements’ useful life to the common control group if certain criteria are met. The amendments in this update were effective for reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this guidance during the first quarter of 2024 did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amended disclosure requirements for segment reporting. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, amendments to enhance interim disclosure requirements and introduce additional details about the chief operating decision maker. These changes address certain investor concerns that disclosures over reportable segment expenses were limited. The amendments in this update were effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal year beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance during the fourth quarter of 2024 did not have a material impact on the Company’s consolidated financial statements and the Company increased the reportable segment disclosures within its Segment Information note, to the Company’s consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements - Amendments to Remove References to the Concepts Statements. This ASU removes various references to concepts statements from the ASC. The goal of the amendments is to simplify the ASC and distinguish between non-authoritative and authoritative guidance (since, unlike the ASC, the concepts statements are non-authoritative). The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires new disclosures, in the notes to the financial statements, related to the disaggregation of certain expenses within the income statement. Additionally, a qualitative description is required of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Annually, an entity is also required to define and quantify its selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options - (Topic 470) - Induced Conversions of Convertible Debt Instruments. This ASU amends certain guidance related to induced conversion of convertible debt instruments and clarifies the applicability of induced conversion accounting as it relates to convertible debt that is cash-settled. Additionally, the amendments clarify that the incorporation, elimination, or modification of a volume-weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment and an entity should assess the form and amount of the conversion consideration to make that determination. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted for those entities that have adopted the amendments in ASU 2020-06. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general, and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $9.2 million, $18.7 million, and $9.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Forward Exchange Contracts and Option Contracts

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $53.1 million and $61.5 million as of December 31, 2024 and 2023, respectively. Substantially all credit card receivables were current as of December 31, 2024 and 2023. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded bad-debt expense related to allowances for the Company’s receivables of $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, the Company’s allowance for doubtful accounts was $2.5 million and $1.7 million, respectively. As of December 31, 2024 and 2023, the majority of the Company’s total outstanding accounts receivable were current.

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
•
The Company’s senior secured notes due 2029 are recorded at carrying value and their fair value are determined by utilizing over-the-counter market quotes and yield curves;
•
The Company’s convertible senior notes due 2024 and convertible senior notes due 2028 are recorded at carrying value and their fair value are determined by utilizing over-the-counter market quotes; and
•
The Company’s senior notes due 2025 and senior notes due 2029 are recorded at carrying value, and their fair values are determined by utilizing over-the-counter market quotes and yield curves.

For further discussion related to the Company’s outstanding borrowings, refer to Note 5, Long-Term Debt.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective-interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $7.6 million, $7.1 million, and $6.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, the Company’s remaining unamortized debt issuance costs were $32.5 million and $19.2 million, respectively.

Long-Lived Assets

As of December 31, 2024 and 2023, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2024	2023
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$22.4	$51.2
Furniture and fixtures	25.0	26.3
Equipment	1,197.9	1,172.2
Building and leasehold improvements	236.7	268.5
Total property, plant, and equipment, at cost	1,482.0	1,518.2
Less: accumulated depreciation and amortization	(1,021.8)	(1,011.7)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$460.2	$506.5

The depreciation of furniture, fixtures, and equipment (including computer hardware) and amortization of software (which is also included in equipment described above), is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $286.0 million and $277.8 million as of December 31, 2024 and 2023, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general, and administrative expenses totaled $96.5 million, $88.9 million, and $94.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a quantitative assessment during the fourth quarter of 2024, in which it used a discounted cash flow approach to estimate the fair value of a reporting unit, and determined that the fair value of each reporting unit was greater than its respective carrying value. If the fair value of the reporting unit was less than the carrying value, then a goodwill impairment amount would be recorded for the difference. For the marketing-related intangible assets, the Company performed a quantitative assessment during the fourth quarter of 2024, in which it used a discounted cash flow model under the relief-from-royalty method in order to determine the fair value, and determined that the fair value of the assets was greater than their carrying value. If the fair value of the assets was less than the carrying value, then an impairment amount would be recorded for the difference. During the years ended December 31, 2024, 2023, and 2022, there were no additions to or impairments of marketing-related intangible assets. As of both December 31, 2024 and 2023, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise. During the years ended December 31, 2024, 2023 and 2022, there were no additions to or impairments of goodwill. As of December 31, 2024 and 2023, the goodwill balance was $87.7 million and $95.4 million, respectively. The decrease in goodwill during the year ended December 31, 2024 was due to foreign currency translation adjustments.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$415.3	$575.2
Restricted cash included in Prepaid expenses and other current assets	4.3	15.3
Restricted cash included in Other assets	18.5	5.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$438.1	$595.5

As of December 31, 2024, the majority of the Company's consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 5, Long-Term Debt, and Note 7, Contingencies, for further information.

Sale and Leaseback Transaction

During July 2024, the Company completed a sale and a sixteen-month leaseback transaction with an independent third-party for the land, building, and related building improvements of its office building in Torrance, California. The aggregate sales price, net of closing costs relating to the sale transaction was approximately $38 million. These transactions met the requirements for sale-leaseback accounting, and as a result, the Company recorded a gain of approximately $4 million for the year ended December 31, 2024 in selling, general, and administrative expense within the Company’s consolidated statement of income, and the land, building, and building improvements of approximately $34 million were removed from the Company’s total assets within its consolidated balance sheet related to the sale transaction as of December 31, 2024. The Company also recorded the right-of-use asset and lease liabilities relating to the sixteen-month leaseback transaction of approximately $4 million within the Company’s consolidated balance sheet as a result of these transactions.

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

During the fourth quarter of 2024, the Company initiated changes to its corporate entity structure including intra-entity transfers of intellectual property to one of its European subsidiaries. This reorganization resulted in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and required management to make significant estimates and assumptions to determine the fair value of such assets, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, revenue growth rates, projected operating income, and the discount rate. See Note 12, Income Taxes, for a further description of the changes to the Company's corporate entity structure and the corresponding tax impacts recognized.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2024 as the annual requirement was met.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and unrealized gains or losses on derivatives. See Note 8, Shareholders’ Deficit, for the description and detail of the components of accumulated other comprehensive loss.

Operating Leases

The Company leases most of its physical properties under operating leases. The Company recognizes rent expense on a straight-line basis for its operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. The Company recognizes a right of use asset and lease liability within its consolidated balance sheets for operating leases with terms greater than twelve months. The initial measurement of the lease liability is measured at the present value of lease payments not yet paid discounted generally using the Company’s incremental borrowing rate at the commencement date. Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and generally, the Company does not separate nonlease components from lease components.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.5 million, $10.2 million, and $14.9 million during the years ended December 31, 2024, 2023, and 2022, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense (Income), Net

During the year ended December 31, 2024, the Company recognized a $10.5 million loss on the extinguishment of the 2018 Credit Facility (as defined below) and the partial redemption of the 2025 Notes (See Note 5, Long-Term Debt) in other expense (income), net within its consolidated statements of income.

During the year ended December 31, 2023, the Company recognized a $1.0 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt) in other expense (income), net within its consolidated statements of income.

During the year ended December 31, 2022, the Company recognized a $12.8 million gain on the extinguishment of a portion of the 2024 Convertible Notes (See Note 5, Long-Term Debt) in other expense (income), net within its consolidated statements of income.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $46.0 million, $54.1 million, and $46.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. These expenses are included in selling, general, and administrative expenses within the Company’s consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Weighted-average shares used in basic computations	100.6	99.0	98.5
Dilutive effect of exercise of equity grants outstanding	1.0	1.0	1.0
Dilutive effect of 2028 Convertible Notes	—	0.2	—
Weighted-average shares used in diluted computations	101.6	100.2	99.5

There were an aggregate of 15.4 million, 5.7 million, and 4.5 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the years ended December 31, 2024, 2023, and 2022, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2024 Convertible Notes, the Company was required to settle the principal amount in cash and had the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in common shares or cash. The Company used the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread would have had a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeded the conversion price of the 2024 Convertible Notes. For the years ended December 31, 2024, 2023, and 2022, the 2024 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2024 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2024, 2023, and 2022. The initial conversion rate and conversion price for the 2024 Convertible Notes are described further in Note 5, Long-Term Debt.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the year ended December 31, 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the year ended December 31, 2024. The dilutive impact for the years ended December 31, 2023 and 2022 is 0.2 million common shares and less than 0.1 million common shares, respectively. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 5, Long-Term Debt.

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

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2024, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2023 and any remaining such balance was not material as of December 31, 2024. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 15, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $1.8 million and $1.9 million as of December 31, 2024 and 2023, respectively.

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

Non-Cash Investing and Financing Activities

During the years ended December 31, 2024, 2023, and 2022, the Company recorded $14.8 million, $27.5 million, and $28.9 million, respectively, of non-cash capital expenditures.

During the years ended December 31, 2024, 2023, and 2022, the Company recorded zero, $2.7 million, and zero, respectively, of non-cash borrowings.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity and foreign currency have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. The Company continues to operate in an uncertain macroeconomic and geopolitical environment caused by high inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, and other factors. The Company is closely monitoring the evolving macroeconomic and geopolitical conditions to assess potential impacts on its business.

3. Inventories

The following are the major classes of inventory:

	December 31,
	2024	2023
	(in millions)
Raw materials	$74.0	$80.3
Work in process	8.1	10.0
Finished goods	393.3	414.9
Total	$475.4	$505.2

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2024, 2023, and 2022.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and generally, the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31,
	2024	2023	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$185.7	$185.8	Operating lease right-of-use assets(1)
Finance lease right-of-use assets	1.9	1.6	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(2)
Total lease assets	$187.6	$187.4
LIABILITIES:
Current:
Operating lease liabilities	$39.7	$39.5	Other current liabilities
Finance lease liabilities	0.8	0.8	Current portion of long-term debt
Non-current:
Operating lease liabilities	169.5	167.6	Non-current operating lease liabilities
Finance lease liabilities	1.2	0.9	Long-term debt, net of current portion
Total lease liabilities	$211.2	$208.8

(1)
Operating lease right-of-use assets in United States are $112.9 million and $115.2 million, and in foreign jurisdictions are $72.8 million and $70.6 million, as of December 31, 2024 and 2023, respectively.
(2)
Finance lease assets are recorded net of accumulated amortization of $3.8 million and $2.9 million as of December 31, 2024 and 2023, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost(1)(2)	$62.1	$61.3	$65.9
Finance lease cost
Amortization of right-of-use assets	0.8	0.6	0.4
Interest on lease liabilities	0.1	0.1	—
Net lease cost	$63.0	$62.0	$66.3

(1)
Includes short-term leases and variable lease costs, which were $6.2 million and $3.6 million, respectively, for the year ended December 31, 2024, $6.2 million and $3.2 million, respectively, for the year ended December 31, 2023, and $7.0 million and $3.0 million, respectively, for the year ended December 31, 2022. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
(2)
Amount includes $57.3 million, $56.7 million, and $61.4 million recorded to selling, general, and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2024, 2023, and 2022, respectively, and $4.8 million, $4.6 million, and $4.5 million capitalized as part of the cost of another asset, which includes inventories, for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2025	$49.9	$0.9
2026	40.6	0.6
2027	34.9	0.5
2028	29.1	0.1
2029	27.0	—
Thereafter	72.4	—
Total lease payments	253.9	2.1
Less: imputed interest	44.7	0.1
Present value of lease liabilities	$209.2	$2.0

(1)
Operating lease payments exclude $3.8 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

	December 31,
	2024	2023	2022
Weighted-average remaining lease term:
Operating leases	6.3 years	6.7 years	7.3 years
Finance leases	2.8 years	2.5 years	2.5 years
Weighted-average discount rate:
Operating leases	5.8%	5.2%	4.9%
Finance leases	7.6%	5.5%	4.4%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$54.0	$52.0	$56.6
Operating cash flows for finance leases	0.1	0.1	—
Financing cash flows for finance leases	0.9	0.6	0.4
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	46.4	19.5	36.3
Finance leases	1.2	1.1	0.7

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2024	2023
	(in millions)
Borrowings under senior secured credit facility, carrying value (1)	$359.9	$883.7
12.250% senior secured notes due 2029, carrying value	768.2	—
2.625% convertible senior notes due 2024, carrying value	—	196.8
4.250% convertible senior notes due 2028, carrying value	271.9	270.5
7.875% senior notes due 2025, carrying value	261.8	597.1
4.875% senior notes due 2029, carrying value	595.4	594.5
Other	2.9	19.8
Total	2,260.1	2,562.4
Less: current portion	283.5	309.5
Long-term portion	$1,976.6	$2,252.9

(1)
Amounts outstanding under the 2024 Credit Facility as of December 31, 2024 and the 2018 Credit Facility as of December 31, 2023.

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and the Company incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. The Company may prepay the 2024 Term Loan B at a 102% premium at any time on or before the first anniversary, 101% premium following the first anniversary and on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, beginning in fiscal year 2025, the Company may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility.

Proceeds from the 2024 Term Loan B together with the proceeds from the 2029 Secured Notes were used to repay indebtedness, including all borrowings outstanding under the 2018 Credit Facility, effectively terminating its $228.9 million outstanding principal balance on the 2018 Term Loan A, and repaying $584.3 million on the 2018 Term Loan B, $170.0 million on the 2018 Revolving Credit Facility, and a portion of the 2025 Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2018 Credit Facility. As a result, the Company recognized $981.0 million as a reduction to long-term debt representing the carrying value of the 2018 Credit Facility repaid in full in the second quarter of 2024. The Company also recognized a loss on extinguishment of approximately $2.5 million, as a result, which was recorded in other expense, net within the Company’s consolidated statement of income during the second quarter of 2024.

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of December 31, 2024 and December 31, 2023, the Company was in compliance with its financial covenants under the 2024 Credit Facility and 2018 Credit Facility, respectively.

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

As of December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.35% and as of December 31, 2023 the weighted-average interest rate for borrowings under the 2018 Credit Facility was 7.62%.

During the year ended December 31, 2024, the Company borrowed an aggregate amount of $1,421.2 million, including $1,221.2 million under the 2024 Credit Facility, which included $821.2 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,917.9 million, including $831.2 million on amounts outstanding under the 2024 Credit Facility, which included $821.2 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. During the year ended December 31, 2023, the Company borrowed an aggregate amount of $199.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $288.0 million on amounts outstanding under the 2018 Credit Facility, which included $259.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. During the year ended December 31, 2022, the Company borrowed an aggregate amount of $564.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $683.0 million on amounts outstanding under the 2018 Credit Facility, which includes $654.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of December 31, 2024 and December 31, 2023, the U.S. dollar amount outstanding under the 2024 Credit Facility was $390.0 million and 2018 Credit Facility was $886.7 million, respectively. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. Of the $886.7 million outstanding under the 2018 Credit Facility as of December 31, 2023, $236.1 million was outstanding under the 2018 Term Loan A and $650.6 million was outstanding under the 2018 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility as of December 31, 2024 and December 31, 2023, respectively. In addition, as of both December 31, 2024 and December 31, 2023, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of December 31, 2024 and December 31, 2023, the remaining available borrowing capacity under the 2024 Revolving Credit Facility and 2018 Revolving Credit Facility, respectively, was approximately $355 million and approximately $285 million, respectively. There were no outstanding foreign currency borrowings under both the 2024 Credit Facility and 2018 Credit Facility as of December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024, the Company recognized $68.4 million of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, which included $3.6 million relating to non-cash interest expense relating to the debt discount and $2.5 million relating to amortization of debt issuance costs. During the year ended December 31, 2023, the Company recognized $73.6 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs. During the year ended December 31, 2022, the Company recognized $45.0 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $1.9 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B and 2018 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2024 and 2023, the carrying amount of the 2024 Term Loan B and 2018 Term Loan B, respectively, was $359.9 million and $648.2 million, respectively, and the fair value was approximately $387.3 million and $650.6 million, respectively. The fair value of the outstanding borrowings on the 2018 Term Loan A were determined by utilizing over-the-counter market quotes for similar instruments, which were considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2023, the carrying value of the 2018 Term Loan A was $235.5 million, and the fair value was approximately $236.1 million.

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

The 2029 Secured Notes were sold at a 2.702% discount to par, or $21.6 million, and the Company incurred approximately $13.9 million of issuance cost in connection with the issuance of the 2029 Secured Notes. The total of $35.5 million which was recorded as a debt discount on the Company's consolidated balance sheet, is being amortized over the contractual term of the 2029 Secured Notes using the effective-interest method.

As of December 31, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $31.8 million, and the carrying amount was $768.2 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $851.3 million as of December 31, 2024, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the year ended December 31, 2024, the Company recognized $74.2 million of interest expense relating to the 2029 Secured Notes, which included $2.3 million relating to non-cash interest expense relating to the debt discount and $1.5 million relating to amortization of debt issuance costs.

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

In March 2018, prior to the adoption of ASU 2020-06 as described further below, the $550.0 million aggregate principal amount of the 2024 Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in capital, or equity component, within the Company’s consolidated balance sheet at $410.1 million and $139.9 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the 2024 Convertible Notes as a whole. Since the Company was required to settle these 2024 Convertible Notes at face value at or prior to maturity, this liability component was being accreted up to its face value prior to the adoption of ASU 2020-06, resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the 2024 Convertible Notes remained outstanding. Prior to the adoption of ASU 2020-06, the effective-interest rate on the 2024 Convertible Notes was approximately 8.4% per annum. The equity component was not to be remeasured as long as it continued to meet the conditions for equity classification.

The Company incurred approximately $12.9 million of issuance costs during the first quarter of 2018 relating to the issuance of the 2024 Convertible Notes. Of the $12.9 million issuance costs incurred, $9.6 million and $3.3 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the 2024 Convertible Notes prior to the adoption of ASU 2020-06. The $9.6 million of debt issuance costs, which was recorded as an additional debt discount on the Company’s consolidated balance sheet, was amortized over the contractual term of the 2024 Convertible Notes using the effective-interest method.

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

In August 2023, the Company repurchased $65.5 million of its existing 2024 Convertible Notes through open market purchases for an aggregate purchase price of $65.1 million, which included $0.8 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Convertible Notes. As a result, the Company recognized $65.3 million as a reduction to current portion of long-term debt representing the carrying value of the repurchased 2024 Convertible Notes. The $1.0 million difference between the cash paid and carrying value of the repurchased 2024 Convertible Notes was recognized as a gain on the extinguishment of debt and is recorded in other income, net within the Company’s consolidated statement of income during the third quarter of 2023.

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

As a result of adopting ASU 2020-06 during the first quarter of 2022, as it relates to the 2024 Convertible Notes, the Company did not recognize non-cash interest expense relating to the debt discount. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.2 million, $7.2 million, and $16.3 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.2 million, $1.0 million, and $2.1 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $5.6 million, and the carrying amount was $271.9 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $7.0 million, and the carrying amount was $270.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $215.3 million and $320.9 million as of December 31, 2024 and 2023, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $14.0 million, $13.2 million, and $0.8 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.5 million, $1.4 million, and $0.1 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

In April 2024, the Company redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as an extinguishment of the portion of the 2025 Notes redeemed. As a result, the Company recognized $298.8 million as a reduction to long-term debt representing the carrying value of the redeemed 2025 Notes. The $7.1 million difference between the cash paid and carrying value of the redeemed 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s consolidated statement of income during the second quarter of 2024. Separately, in April 2024, the Company also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest and, for accounting purposes, pursuant to ASC 470, Debt, this repurchase transaction was accounted for as an extinguishment of the portion of the 2025 Notes repurchased. As a result, the Company recognized $37.5 million as a reduction to long-term debt representing the carrying value of the repurchased 2025 Notes. The $0.9 million difference between the cash paid and carrying value of the repurchased 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s consolidated statement of income during the second quarter of 2024.

As of December 31, 2024, the outstanding principal on the 2025 Notes was $262.3 million, the unamortized debt issuance costs were $0.5 million, and the carrying amount was $261.8 million, which was recorded to current portion of long-term debt within the Company’s consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2025 Notes was $600.0 million, the unamortized debt issuance costs were $2.9 million, and the carrying amount was $597.1 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2025 Notes was approximately $263.0 million and $596.8 million as of December 31, 2024 and 2023, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $29.7 million, $48.8 million and $48.7 million, respectively, of interest expense relating to the 2025 Notes, which included $1.0 million, $1.5 million and $1.4 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.6 million, and the carrying amount was $595.4 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2023, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $5.5 million, and the carrying amount was $594.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Notes was approximately $421.5 million and $471.6 million as of December 31, 2024 and 2023 respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $30.2 million, $30.1 million, and $30.1 million, respectively, of interest expense relating to the 2029 Notes, which included $0.9 million, $0.9 million, and $0.8 million, respectively relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $218.3 million, $165.9 million, and $139.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2024, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2025	$284.0
2026	20.6
2027	20.5
2028	297.6
2029	1,710.0
Thereafter	—
Total	$2,332.7

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2024, the Company had approximately $131.5 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and approximately $65 million of surety bonds, both related to the Company's tax assessments in Brazil as described further in Note 7, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company's cash for the full amount which did not impact the available borrowing capacity under the 2024 Revolving Credit Facility.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401 (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $9.2 million, $8.2 million, and $7.9 million during the years ended December 31, 2024, 2023, and 2022, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $8.2 million, $9.8 million, and $9.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In the United States, the Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The matching contribution was 3.5% of a participant’s annual base salary in excess of the Qualified Plan annual compensation limit and the amount by which deferrals reduce 401(k)-eligible pay below the IRS limit.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was an expense of $7.2 million, an expense of $8.7 million, and a benefit of $12.9 million for the years ended December 31, 2024, 2023, and 2022 respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $67.3 million and $65.2 million as of December 31, 2024 and 2023, respectively, and is included in other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $47.5 million and $43.9 million as of December 31, 2024 and 2023, respectively, and is included in other assets within the Company’s consolidated balance sheets.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2024, the Company had $17.4 million of Mexico VAT-related assets, of which $6.8 million was recognized in prepaid expenses and other current assets and $10.6 million was recognized in other assets within its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $21.3 million, translated at the December 31, 2024 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $14.0 million, translated at the December 31, 2024 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $25.9 million and approximately $9.6 million, respectively, translated at the December 31, 2024 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $37.2 million, approximately $23.5 million, approximately $14.2 million, and approximately $10.3 million, respectively, translated at the December 31, 2024 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. The 2018 through 2021 tax year cases are all under Administrative appeal and the Company has received favorable verdicts for all these tax year cases at the First Level Administrative Court. The Company expects the Tax Authority to appeal these decisions at the First Level Administrative Court. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $5.7 million, translated at the December 31, 2024 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $10.2 million, translated at the December 31, 2024 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $2.3 million, translated at the December 31, 2024 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.0 million, translated at the December 31, 2024 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $17.0 million, $16.5 million, $21.6 million, $19.1 million, and $26.9 million for those respective years, translated at the December 31, 2024 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

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

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant's motion for summary judgment and partially granted the Company's motion for summary judgment on March 18, 2024. The Company will vigorously defend itself while pursuing relief for its own claims. The current trial date for the action is April 8, 2025. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

On October 31, 2024, the Company and certain of its executive officers were named as defendants in a purported class action lawsuit filed in the Los Angeles County Superior Court, titled Sarah DeSimone v. Herbalife Ltd. et al. The complaint alleges violations of the California Labor Code, including misclassification of distributors as independent contractors, and states that plaintiff intends to assert claims under the California Private Attorneys General Act. The plaintiff seeks damages in an unspecified amount. The Company will vigorously defend itself against the claims in the lawsuit. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome and does not believe a loss is probable.

8. Shareholders’ Deficit

The Company had 101.2 million, 99.2 million, and 97.9 million common shares outstanding as of December 31, 2024, 2023, and 2022, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2024. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the years ended December 31, 2024 and 2023, the Company did not repurchase any of its common shares through open-market purchases. During the year ended December 31, 2022, the Company repurchased approximately 3.7 million of its common shares through open-market purchases at an aggregate cost of approximately $131.8 million, or an average cost of $35.73 per share, and subsequently retired these shares.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2024, 2023, and 2022, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital, with the exception of treasury shares, which were recorded separately on the Company’s consolidated balance sheets.

For the years ended December 31, 2024, 2023, and 2022, the Company’s share repurchases, inclusive of transaction costs, were zero, zero, and $131.8 million, respectively, under the Company’s share repurchase programs, and $8.3 million, $11.0 million, and $14.9 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the years ended December 31, 2024, 2023, and 2022, the Company’s total share repurchases, including shares withheld for tax purposes, were $8.3 million, $11.0 million, and $146.7 million, respectively, and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2024, 2023, and 2022:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Balance as of December 31, 2021	$(211.6)	$(0.2)	$(211.8)
Other comprehensive loss before reclassifications, net of tax	(36.6)	(4.8)	(41.4)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.0	3.0
Total other comprehensive loss, net of reclassifications	(36.6)	(1.8)	(38.4)
Balance as of December 31, 2022	(248.2)	(2.0)	(250.2)
Other comprehensive income (loss) before reclassifications, net of tax	17.6	(7.7)	9.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	8.3	8.3
Total other comprehensive income, net of reclassifications	17.6	0.6	18.2
Balance as of December 31, 2023	(230.6)	(1.4)	(232.0)
Other comprehensive (loss) income before reclassifications, net of tax	(51.7)	13.0	(38.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.7)	(0.7)
Total other comprehensive (loss) income, net of reclassifications	(51.7)	12.3	(39.4)
Balance as of December 31, 2024	$(282.3)	$10.9	$(271.4)

(1)
See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location within the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2024, 2023, and 2022.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $4.3 million for foreign currency translation adjustments for the year ended December 31, 2024.

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

9. Share-Based Compensation

The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, and the Amended and Restated 2023 Stock incentive Plan, or the 2023 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 24.8 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The 2023 Stock Incentive Plan replaced the 2014 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2014 Stock Incentive Plan. The terms of the 2023 Stock Incentive Plan are substantially similar to the terms of the 2014 Stock Incentive Plan. The 2023 Stock Incentive Plan authorizes the issuance of 24.2 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2014 Stock Incentive Plan as of April 26, 2023. As of December 31, 2024, an aggregate of approximately 8.3 million common shares remain available for future issuance under the 2023 Stock Incentive Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2024 included SARs and stock unit awards.

During the year ended December 31, 2024, the Company granted SARs with performance conditions to a consultant where tranches could vest during the first quarter of 2025, 2026, or 2027 subject to certain North America and Global volume points performance targets being achieved by the Company. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method. The Company did not grant any SARs with performance conditions during the years ended December 31, 2023, and 2022.

During the years ended December 31, 2024 and 2023, the Company granted SARs with service conditions to certain employees, which generally vest annually over a two-year and three-year period, respectively. During the year ended December 31, 2022, the Company granted SARs with service condition to its Chairman and Chief Executive Officer which vest over a two-year period. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight-line method.

During the years ended December 31, 2024 and 2023, the Company did not grant any performance stock unit awards. During the year ended December 31, 2022, the Company granted performance stock unit awards to certain executives, which vest on December 31, 2024, subject to their continued employment through that date and the achievement of certain performance conditions. Generally, performance conditions include targets for local currency net sales, adjusted earnings before interest and taxes, and/or adjusted earnings per share. These performance stock unit awards can vest at between 0% and 200% of the target award based on the achievement of the performance conditions. Since these awards all vest at the end of the second year, the compensation expense for these grants is recognized over the vesting term using the straight-line method.

During the years ended December 31, 2024, 2023, and 2022, the Company granted stock unit awards with service conditions to directors and certain employees, which generally vest annually over a one-year and three-year period, respectively.

Share-based compensation expense is included in selling, general, and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $49.9 million, $49.5 million, and $44.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Share-based compensation expense (benefit) relating to performance condition awards amounted to $0.1 million, $(1.5) million, and $(0.1) million for the years ended December 31, 2024, 2023, and 2022, respectively. The related income tax benefits recognized in earnings for all awards amounted to $7.9 million, $11.2 million, and $10.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Tax deficiencies on share-based compensation arrangements totaled $6.5 million, $5.2 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the total unrecognized compensation cost related to non-vested service condition stock awards was $58.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of December 31, 2024, the total unrecognized compensation cost related to non-vested performance condition awards was zero.

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

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards granted during the years ended December 31, 2024 and 2023:

	SARs
	December 31,
	2024	2023
Expected Volatility	53.5%	48.4%
Dividend Yield	0.0%	0.0%
Expected Term	5.0 years	5.5 years
Risk-Free Interest Rate	4.3%	3.7%

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for performance condition SARs awards granted during the year ended December 31, 2024:

SARs
December 31,
2024
Expected Volatility	47.2%
Dividend Yield	0.0%
Expected Term	7.0 years
Risk-Free Interest Rate	4.3%

The following table summarizes the activities for all SARs under the Company’s share-based compensation plans for the year ended December 31, 2024:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2023(2)	4,340	$19.85	6.4 years	$2.4
Granted(3)	7,364	$8.60
Forfeited/expired(4)	(702)	$22.97
Outstanding as of December 31, 2024(2)	11,002	$12.12	7.1 years	$—
Exercisable as of December 31, 2024(5)	2,676	$20.39	4.9 years	$—
Vested and expected to vest as of December 31, 2024(6)	7,367	$14.04	7.6 years	$—

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 4.0 million and 0.6 million performance condition SARs as of December 31, 2024 and 2023, respectively.
(3)
Includes 3.4 million performance condition SARs granted to a consultant.
(4)
Includes 0.1 million performance condition SARs.
(5)
Includes 0.6 million performance condition SARs.
(6)
Includes 0.6 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2024, 2023, and 2022 was $4.61, $7.83, and $6.38, respectively. There were no service condition SARs exercised during the year ended December 31, 2024. The total intrinsic value of service condition SARs exercised during the years ended December 31, 2023 and 2022 was less than $0.1 million and $0.4 million, respectively. The weighted-average grant date fair value of performance condition SARs granted during the years ended December 31, 2024 was $4.41. There were no performance SARs granted during the years ended December 31, 2023 and 2022. There were no performance condition SARs exercised during the years ended December 31, 2024, and 2023. The total intrinsic value of performance condition SARs exercised during the year ended December 31, 2022 was $0.1 million.

The following table summarizes the activities for all stock units under the Company’s share-based compensation plans for the year ended December 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023(1)	6,118	$20.76
Granted	5,445	$9.41
Vested	(2,626)	$21.35
Forfeited(2)	(2,648)	$16.32
Outstanding and nonvested as of December 31, 2024(1)	6,289	$12.56
Expected to vest as of December 31, 2024	6,112	$12.58

(1)
Includes zero and 307,116 performance based stock unit awards as of December 31, 2024 and 2023, respectively, which represents the maximum amount that can vest.
(2)
Includes 307,116 performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2024, 2023, and 2022 was $22.6 million, $27.2 million, and $38.0 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2024, approximately 2.4 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

As of December 31, 2024, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company's resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net sales:
Primary Reporting Segment	$4,695.5	$4,735.0	$4,813.4
China	297.6	327.4	391.0
Total net sales	$4,993.1	$5,062.4	$5,204.4
Significant segment expenses
Cost of Sales (4)(5):
Primary Reporting Segment	$1,060.9	$1,141.0	$1,121.2
China	43.4	50.0	52.4
Total cost of sales	$1,104.3	$1,191.0	$1,173.6
Royalty Overrides and service fees to China independent service providers(1)(3)(4)(5):
Primary Reporting Segment	$1,630.3	$1,656.2	$1,686.9
China	152.5	168.0	199.4
Total royalty overrides and service fees to China independent service providers	$1,782.8	$1,824.2	$1,886.3
Contribution margin(1)(3):
Primary Reporting Segment	$2,004.3	$1,937.8	$2,005.3
China	101.7	109.4	139.2
Total contribution margin	$2,106.0	$2,047.2	$2,144.5
Selling, general, and administrative expenses excluding service fees to China independent service providers(1)(2)(3)	1,725.6	1,701.0	1,614.2
Other operating income	(5.5)	(10.2)	(14.9)
Interest expense	218.3	165.9	139.3
Interest income	12.3	11.5	6.1
Other expense (income), net	10.5	(1.0)	(12.8)
Income before income taxes	169.4	203.0	424.8
Income taxes	(84.9)	60.8	103.5
Net income	$254.3	$142.2	$321.3
Net sales by product line:
Weight Management	$2,768.1	$2,851.7	$2,954.2
Targeted Nutrition	1,484.3	1,480.0	1,512.7
Energy, Sports, and Fitness	572.2	560.3	550.6
Outer Nutrition	83.6	82.5	85.8
Literature, Promotional, and Other	84.9	87.9	101.1
Total net sales	$4,993.1	$5,062.4	$5,204.4
Net sales by geographic area:
United States	$1,026.0	$1,100.5	$1,225.5
China	297.6	327.4	391.0
India	844.8	796.6	677.1
Mexico	538.6	525.0	474.6
Others	2,286.1	2,312.9	2,436.2
Total net sales	$4,993.1	$5,062.4	$5,204.4

(1)
Contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China. For the China segment, contribution margin includes the portion of service fees to China independent service providers that are currently recorded in selling, general, and administrative expenses within the Company's accompanying consolidated statements of income, which totaled $149.8 million, $165.0 million, and $196.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)
Selling, general, and administrative expenses exclude the portion of service fees to China independent service providers that are included in selling, general, and administrative expenses within the Company's accompanying consolidated statements of income as described in footnote (1) above.

(3)
In the second quarter of 2024, the Company, as part of its restructuring initiatives, which are described further in Note 14, Restructuring Activities, changed its contribution margin presentation for its China segment which now includes expenses related to service fees to the Company's independent service providers in China as described in the footnotes immediately above. Historically, the China contribution margin did not include the portion of service fees that are recognized in selling, general and administrative expenses in the Company’s accompanying consolidated statements of income. Historical information presented in the table above has been reclassified to conform with the current period contribution margin presentation. This change had no impact on the Company's accompanying consolidated statements of income and only impacts this segment note presentation.
(4)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(5)
As a result of adopting ASU 2023-07 during the fourth quarter of 2024, the Company has expanded and updated its disclosures for the current year and prior year periods as further described in Note 2, Basis of Presentation.

As of December 31, 2024 and 2023, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $84.8 million and $92.4 million, respectively, and goodwill allocated to the China segment was $2.9 million and $3.0 million, respectively.

The following table sets forth property, plant, and equipment and deferred income tax assets by geographic area:

	December 31,
	2024	2023	2022
	(in millions)
Property, plant, and equipment, net:
United States	$409.9	$437.6	$399.9
Foreign	50.3	68.9	86.4
Total property, plant, and equipment, net	$460.2	$506.5	$486.3
Deferred income tax assets:
United States	$273.2	$209.1	$170.0
Foreign	228.6	78.7	73.2
Total deferred income tax assets	$501.8	$287.8	$243.2

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

As of December 31, 2024 and 2023, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $69.9 million and $76.3 million, respectively. As of December 31, 2024, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2024, the Company recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2023, the Company recorded assets at fair value of zero and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2024 and 2023.

As of both December 31, 2024 and 2023, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2024 and 2023:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2024
Buy British pound sell Euro	0.93	$10.5	$—
Buy British pound sell U.S. dollar	1.26	12.6	(0.1)
Buy Canadian dollar sell U.S. dollar	1.43	1.5	—
Buy Chinese yuan sell Euro	7.57	1.0	—
Buy Chinese yuan sell U.S. dollar	7.24	34.4	(0.4)
Buy Czech koruna sell U.S. dollar	23.95	3.2	—
Buy Danish krone sell U.S. dollar	7.12	1.9	—
Buy Euro sell Australian dollar	1.65	1.6	—
Buy Euro sell British pound	0.83	2.6	—
Buy Euro sell Canadian dollar	1.49	2.1	—
Buy Euro sell Chinese yuan	7.71	10.8	(0.2)
Buy Euro sell Indonesian rupiah	16,926.33	3.7	—
Buy Euro sell Malaysian ringgit	4.73	3.3	(0.1)
Buy Euro sell Mexican peso	21.38	122.0	2.6
Buy Euro sell Peruvian nuevo sol	3.94	4.2	(0.1)
Buy Euro sell Swiss franc	0.94	24.9	0.1
Buy Euro sell Taiwan dollar	34.54	27.9	(0.4)
Buy Euro sell U.S. dollar	1.05	26.6	(0.3)
Buy Euro sell Vietnamese dong	27,114.54	7.7	(0.2)
Buy Hong Kong dollar sell U.S. dollar	7.77	0.8	—
Buy Kazakhstani tenge sell U.S. dollar	498.69	8.0	(0.4)
Buy Korean won sell U.S. dollar	1,440.40	7.0	(0.2)
Buy Malaysian ringgit sell U.S. dollar	4.47	10.6	—
Buy Mexican peso sell Euro	21.67	35.9	0.1
Buy Mexican peso sell U.S. dollar	20.32	9.9	(0.3)
Buy Norwegian krone sell U.S. dollar	11.17	3.7	(0.1)
Buy Polish zloty sell U.S. dollar	4.07	8.6	(0.1)
Buy Romanian leu sell U.S. dollar	4.75	0.7	—
Buy Singapore dollar sell U.S. dollar	1.34	1.5	—
Buy Swedish krona sell U.S. dollar	10.99	2.8	—
Buy Swiss franc sell U.S. dollar	0.89	24.0	(0.4)
Buy Taiwan dollar sell U.S. dollar	32.41	6.2	(0.1)
Buy U.S. dollar sell Brazilian real	5.71	6.4	0.5
Buy U.S. dollar sell British pound	1.27	19.0	0.3
Buy U.S. dollar sell Canadian dollar	1.44	1.9	—
Buy U.S. dollar sell Colombian peso	4,381.38	2.7	—
Buy U.S. dollar sell Euro	1.05	214.6	3.3
Buy U.S. dollar sell Hong Kong dollar	7.77	0.8	—
Buy U.S. dollar sell Korean won	1,436.22	3.4	0.1
Buy U.S. dollar sell Mexican peso	20.36	13.0	0.3
Buy U.S. dollar sell Philippine peso	57.81	2.6	—
Buy U.S. dollar sell Polish zloty	4.08	1.2	—
Buy U.S. dollar sell Romanian leu	4.74	0.8	—
Buy U.S. dollar sell Singapore dollar	1.34	1.1	—
Buy U.S. dollar sell Taiwan dollar	32.45	1.8	—
Total forward contracts		$691.5	$3.9

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2023
Buy Chinese yuan sell U.S. dollar	7.13	$21.8	$—
Buy Danish krone sell U.S. dollar	6.79	0.9	—
Buy Euro sell Chilean peso	956.26	2.3	—
Buy Euro sell British pound	0.87	1.3	—
Buy Euro sell Hong Kong dollar	8.58	5.8	—
Buy Euro sell Indonesian rupiah	17,045.60	3.9	—
Buy Euro sell Kazakhstani tenge	508.75	8.9	—
Buy Euro sell Mexican peso	20.10	70.0	(2.9)
Buy Euro sell Peruvian nuevo sol	4.06	1.1	—
Buy Euro sell Taiwan dollar	34.12	1.0	—
Buy Euro sell U.S. dollar	1.11	19.8	(0.1)
Buy Euro sell Vietnamese dong	26,800.00	6.2	—
Buy Kazakhstani tenge sell U.S. dollar	457.70	9.6	—
Buy Korean won sell U.S. dollar	1,296.13	22.2	0.1
Buy Mexican peso sell U.S. dollar	17.18	12.5	0.1
Buy Norwegian krone sell U.S. dollar	10.30	1.8	—
Buy Polish zloty sell U.S. dollar	3.97	1.0	—
Buy Romanian leu sell U.S. dollar	4.54	1.3	—
Buy Swedish krona sell U.S. dollar	10.13	1.1	—
Buy Taiwan dollar sell U.S. dollar	31.05	8.7	0.2
Buy U.S. dollar sell Brazilian real	4.91	7.4	(0.1)
Buy U.S. dollar sell Colombian peso	3,970.58	—	—
Buy U.S. dollar sell Euro	1.10	144.2	(1.0)
Buy U.S. dollar sell British pound	1.27	1.3	—
Buy U.S. dollar sell Indian rupee	83.30	9.0	—
Buy U.S. dollar sell Japanese yen	143.00	2.6	—
Buy U.S. dollar sell Malaysian ringgit	4.64	7.4	(0.1)
Buy U.S. dollar sell Mexican peso	17.18	6.6	(0.1)
Buy U.S. dollar sell Philippine peso	55.70	3.6	—
Total forward contracts		$383.3	$(3.9)

The following tables summarize the derivative activity during the years ended December 31, 2024, 2023, and 2022 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the years ended December 31, 2024, 2023, and 2022:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Year Ended December 31,
	2024	2023	2022
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$13.5	$(7.7)	$(5.5)
Interest rate swaps	—	—	0.5

As of December 31, 2024, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $10.2 million.

The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2024
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,104.3	$1,875.4	$218.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	0.6	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(4.9)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	0.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.3	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2023
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,191.0	$1,866.0	$165.9

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(7.6)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(5.7)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.8)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.3
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2022
	Cost of sales	Selling, general, and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,173.6	$1,810.4	$139.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(5.3)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(6.2)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	2.1	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.2
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2024, 2023, and 2022:

	Amount of Gain (Loss) Recognized in Income
	Year Ended December 31,
	2024	2023	2022	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.8	$(5.9)	$(6.5)	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2024 and 2023.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Domestic	$(167.7)	$(94.1)	$(72.0)
Foreign	337.1	297.1	496.8
Total	$169.4	$203.0	$424.8

Income taxes were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current:
Foreign	$90.3	$80.8	$100.1
Federal	49.4	21.3	26.3
State	5.0	(0.2)	7.0
	144.7	101.9	133.4
Deferred:
Foreign	(165.9)	(1.7)	(2.0)
Federal	(57.0)	(34.6)	(25.1)
State	(6.7)	(4.8)	(2.8)
	(229.6)	(41.1)	(29.9)
	$(84.9)	$60.8	$103.5

The Company recorded an income tax benefit of $84.9 million, and expenses of $60.8 million and $103.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. The income tax benefit for the year ended December 31, 2024 included the tax impacts of changes the Company initiated to its corporate entity structure during the fourth quarter of 2024, including intra-entity transfers of intellectual property to one of its European subsidiaries. This reorganization resulted in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and recording an associated deferred income tax asset of $177.6 million, partially offset by a valuation allowance of $61.3 million for amounts not more-likely-than-not to be realized. In addition, as a result of this reorganization, the Company released valuation allowances related to net operating losses in certain of its European subsidiaries that the Company now expects to be able to utilize resulting in a benefit of $49.5 million, partially offset by a deferred tax charge of $18.5 million.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, the 21% U.S. tax rate (the tax rate at which the majority of the Company’s operations are taxed) is applied for the years ended December 31, 2024, 2023, and 2022 as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Tax expense at United States statutory rate	$35.6	$42.6	$89.2
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	30.2	90.3	(21.5)
U.S. tax expense (benefit) on foreign income, net of foreign tax credits	(12.0)	1.1	(4.7)
Intra-entity transfers of intellectual property	(177.6)	—	—
Deferred tax charge	18.5	(7.4)	—
Increase (decrease) in valuation allowances	28.8	(61.0)	24.7
State taxes, net of federal benefit	(2.2)	(5.6)	3.9
Unrecognized tax (benefits) expenses	(13.8)	(6.1)	7.5
Excess tax expense (benefits) on equity awards	6.5	5.2	0.6
U.S. research and development tax credit	(4.9)	(4.4)	(2.4)
Expenses not deductible for tax	6.3	3.2	4.0
Other	(0.3)	2.9	2.2
Total	$(84.9)	$60.8	$103.5

The significant categories of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$86.2	$77.1
Tax loss and credit carryforwards of certain foreign subsidiaries	225.6	216.7
Tax loss and domestic tax credit carryforwards	161.6	174.3
Intellectual property	177.6	—
Deferred compensation plan	27.8	32.6
Deferred interest expense	77.6	48.9
Inventory reserve	5.9	7.1
Operating lease liabilities	42.2	41.0
Depreciation and amortization	77.0	56.7
Other	24.5	8.9
Gross deferred income tax assets	906.0	663.3
Less: valuation allowance	(404.2)	(375.5)
Total deferred income tax assets	$501.8	$287.8
Deferred income tax liabilities:
Intangible assets	$71.9	$72.7
Unremitted foreign earnings	11.7	18.7
Operating lease assets	37.3	35.8
Other	—	2.4
Total deferred income tax liabilities	120.9	129.6
Total net deferred income tax assets	$380.9	$158.2

Tax loss and credit carryforwards of certain foreign subsidiaries for 2024 and 2023 were $225.6 million and $216.7 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $211.6 million will expire between 2025 and 2041 and $14.0 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2024 and 2023 were $156.0 million and $168.1 million, respectively, which are included in Domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2025 and 2034. U.S. research and development tax credit carryforwards for 2024 and 2023 were $5.3 million and $7.3 million, respectively. If unused, U.S. research and development tax credit carryforwards begin expiring in 2043. The deferred interest expense can be carried forward indefinitely. U.S. state tax loss and credit carryforwards for 2024 were $1.8 million. If unused, certain U.S. state tax loss carryforwards will expire between 2038 and 2043, while the remaining can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2024 and 2023, the Company held valuation allowances against net deferred income tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $404.2 million and $375.5 million, respectively. The net increase in the Company’s valuation allowance during 2024 of $28.7 million was primarily attributable to the reorganization, as described further above resulting in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and recording an associated deferred income tax asset as disclosed above, partially offset by a valuation allowance increase of $61.3 million for amounts not more-likely-than-not to be realized. Also, as a result of this reorganization described above, the Company released and had a decrease of approximately $49.5 million in valuation allowances related to net operating losses in certain of its European subsidiaries that the Company now expects to be able to utilize. Separately, the Company recorded increases in valuation allowances to offset deferred income tax assets generated in certain of its European and Chinese subsidiaries in the amount of $29.1 million, offset by the utilization of U.S. foreign tax credits of $12.1 million, previously valued. The net decrease in the Company’s valuation allowance during 2023 of $61.1 million was primarily attributable to the decrease in foreign deferred interest expense and tax loss carryforwards and the related valuation allowance.

As of December 31, 2024, Herbalife Ltd. had approximately $3.1 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since Herbalife Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings, it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred income tax liabilities on the unremitted foreign earnings as of December 31, 2024 and 2023 were $11.7 million and $18.7 million, respectively.

As of December 31, 2024, the total amount of unrecognized tax benefits, including related interest and penalties was $51.3 million. If the total amount of unrecognized tax benefits was recognized, $36.5 million of unrecognized tax benefits, $10.1 million of interest, and $1.3 million of penalties would impact the effective tax rate. As of December 31, 2023, the total amount of unrecognized tax benefits, including related interest and penalties was $67.4 million. If the total amount of unrecognized tax benefits was recognized, $45.6 million of unrecognized tax benefits, $16.0 million of interest, and $2.3 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2024, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $5.3 million and $0.8 million, respectively. During the year ended December 31, 2023, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $4.2 million and $1.0 million, respectively. During the year ended December 31, 2022, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $6.1 million and $0.1 million, respectively. As of December 31, 2024, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $10.1 million and $1.3 million, respectively. As of December 31, 2023, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $16.0 million and $2.3 million, respectively. As of December 31, 2022, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $19.7 million and $3.1 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Beginning balance of unrecognized tax benefits	$49.1	$49.7	$54.1
Additions for current year tax positions	6.8	9.7	8.8
Additions for prior year tax positions	4.3	1.0	2.2
Reductions for prior year tax positions	(14.6)	(6.6)	(3.7)
Reductions for audit settlements	(0.3)	(0.2)	(1.8)
Reductions for the expiration of statutes of limitations	(4.1)	(4.4)	(6.2)
Changes due to foreign currency translation adjustments	(1.3)	(0.1)	(3.7)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	39.9	49.1	49.7
Interest and penalties associated with unrecognized tax benefits	11.4	18.3	22.8
Ending balance of unrecognized tax benefits (including interest and penalties)	$51.3	$67.4	$72.5

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2024, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2013.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.3 million within the next twelve months. Of this possible decrease, $6.4 million would be due to the expiration of statute of limitations in various jurisdictions. The remaining possible decrease of $0.9 million would be due to settlement of audits or resolution of administrative or judicial proceedings.

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

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2024 and 2023:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2024	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2023	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.1	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4.0	0.7	Prepaid expenses and other current assets
	$8.1	$0.7
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$3.3	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4.2	1.3	Other current liabilities
	$4.2	$4.6

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2024 and 2023:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2024
Foreign exchange currency contracts	$8.1	$(3.1)	$5.0
Total	$8.1	$(3.1)	$5.0
December 31, 2023
Foreign exchange currency contracts	$0.7	$(0.7)	$—
Total	$0.7	$(0.7)	$—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2024
Foreign exchange currency contracts	$4.2	$(3.1)	$1.1
Total	$4.2	$(3.1)	$1.1
December 31, 2023
Foreign exchange currency contracts	$4.6	$(0.7)	$3.9
Total	$4.6	$(0.7)	$3.9

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2024 and 2023, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $92.5 million through December 31, 2024, of which $13.3 million, $54.2 million and $12.1 million, were recognized in selling, general, and administrative expenses within its consolidated statements of income during the years ended December 31, 2024, 2023 and 2022, respectively. The Transformation Program has been substantially completed as of December 31, 2024 and the Company does not expect significant expenses during 2025.

Costs related to the Transformation Program for the years ended December 31, 2024, 2023, and 2022 were as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Cumulative costs incurred to date as of December 31, 2024
	2024	2023	2022
	(in millions)
Professional fees	$1.6	$8.0	$7.2	$26.5
Retention and separation	10.9	45.7	4.8	64.4
Other	0.8	0.5	0.1	1.6
Total	$13.3	$54.2	$12.1	$92.5

Changes in the liabilities related to the Transformation Program during the years ended December 31, 2024 and 2023, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2022	$0.6	$3.2	$—	$3.8
Expenses	8.0	45.7	0.5	54.2
Cash payments	(7.6)	(40.2)	(0.5)	(48.3)
Non-cash items and other	—	(0.5)	—	(0.5)
Balance as of December 31, 2023	$1.0	$8.2	$—	$9.2
Expenses	1.6	10.9	0.8	13.3
Cash payments	(2.6)	(14.4)	—	(17.0)
Non-cash items and other	—	—	(0.8)	(0.8)
Balance as of December 31, 2024	$—	$4.7	$—	$4.7

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, its distributors, and its customers. The Company has incurred total pre-tax expenses of approximately $69.1 million through December 31, 2024, all of which was recognized in selling, general, and administrative expenses within its consolidated statement of income during the year ended December 31, 2024. The Company expects to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program based on actual expenses incurred to date and expected future expenses. The Restructuring Program has been substantially completed as of December 31, 2024.

Costs related to the Restructuring Program were as follows:

Year Ended December 31,
2024
(in millions)
Professional fees	$4.6
Retention and separation	64.5
Other	—
Total	$69.1

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$4.6	$64.5	$—	$69.1
Cash payments	(4.1)	(61.3)	—	(65.4)
Non-cash items and other	—	—	—	—
Balance as of December 31, 2024	$0.5	$3.2	$—	$3.7

15. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $47.5 million and $43.9 million as of December 31, 2024 and 2023, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in millions)
Accrued compensation	$148.1	$126.3
Accrued service fees to China independent service providers	25.8	31.2
Accrued advertising, events, and promotion expenses	52.0	60.7
Current operating lease liabilities	39.7	39.5
Advance sales deposits	75.0	64.0
Income taxes payable	12.6	12.2
Other accrued liabilities	189.6	206.8
Total	$542.8	$540.7

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $67.3 million and $65.2 million and deferred income tax liabilities of $17.7 million and $21.1 million as of December 31, 2024 and 2023, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

16. Subsequent Events

In February 2025, the Company redeemed $65.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $67.3 million, which included $2.3 million of accrued and unpaid interest to the redemption date, reducing the outstanding principal balance on the 2025 Notes to $197.3 million. The remaining outstanding balance on the Company’s 2025 Notes remain due in September 2025. See Note 5, Long-Term Debt, for a further description of the Company’s 2025 Notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)	February 19, 2025
Michael O. Johnson

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	February 19, 2025
John G. DeSimone

/s/ JEHANGIR IRANI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 19, 2025
Jehangir “Bobby” Irani

/s/ RICHARD H. CARMONA	Director	February 19, 2025
Richard H. Carmona

/s/ CELINE DEL GENES Celine Del Genes	Director	February 19, 2025

/s/ ALAN W. LEFEVRE	Director	February 19, 2025
Alan W. LeFevre

/s/ MICHAEL LEVITT	Director	February 19, 2025
Michael Levitt

/s/ SOPHIE L’HÉLIAS	Director	February 19, 2025
Sophie L’Hélias

/s/ RODICA MACADRAI	Director	February 19, 2025
Rodica Macadrai

/s/ JUAN MIGUEL MENDOZA	Director	February 19, 2025
Juan Miguel Mendoza

/s/ PERKINS MILLER	Director	February 19, 2025
Perkins Miller

/s/ DONAL MULLIGAN	Director	February 19, 2025
Donal Mulligan

/s/ MARIA OTERO	Director	February 19, 2025
Maria Otero