Form 10-Q
period 2025-06-30
HERBALIFE LTD.
filed 2025-08-06
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of registrant’s common shares outstanding as of July 30, 2025 was 103,105,683.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$320.9	$415.3
Receivables, net of allowance for doubtful accounts	96.2	68.9
Inventories	513.1	475.4
Prepaid expenses and other current assets	172.7	184.1
Total current assets	1,102.9	1,143.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	465.8	460.2
Operating lease right-of-use assets	181.8	185.7
Marketing-related intangibles and other intangible assets, net	316.5	312.3
Goodwill	101.0	87.7
Deferred income tax assets	427.8	398.6
Other assets	140.3	139.9
Total assets	$2,736.1	$2,728.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$91.8	$70.0
Royalty overrides	328.8	334.1
Current portion of long-term debt	168.0	283.5
Other current liabilities	505.7	542.8
Total current liabilities	1,094.3	1,230.4
Long-term debt, net of current portion	1,973.5	1,976.6
Non-current operating lease liabilities	165.4	169.5
Other non-current liabilities	157.3	152.7
Total liabilities	3,390.5	3,529.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 103.1 million (2025) and 101.2 million (2024) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	294.3	278.2
Accumulated other comprehensive loss	(246.6)	(271.4)
Accumulated deficit	(708.3)	(808.0)
Total Herbalife shareholders’ deficit	(660.5)	(801.1)
Noncontrolling interest	6.1	—
Total shareholders’ deficit	(654.4)	(801.1)
Total liabilities and shareholders’ deficit	$2,736.1	$2,728.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions, except per share amounts)
Net sales	$1,259.1	$1,281.1	$2,480.8	$2,545.4
Cost of sales	276.9	283.1	542.1	568.1
Gross profit	982.2	998.0	1,938.7	1,977.3
Royalty overrides	406.5	415.3	808.3	830.5
Selling, general, and administrative expenses	447.9	502.3	879.8	994.5
Other operating income	(4.8)	—	(4.8)	—
Operating income	132.6	80.4	255.4	152.3
Interest expense, net	53.6	57.7	105.6	95.6
Other expense, net	—	10.5	—	10.5
Income before income taxes	79.0	12.2	149.8	46.2
Income taxes	29.8	7.5	50.2	17.2
Net income	49.2	4.7	99.6	29.0
Net loss attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income attributable to Herbalife	$49.3	$4.7	$99.7	$29.0
Earnings per share attributable to Herbalife:
Basic	$0.48	$0.05	$0.98	$0.29
Diluted	$0.48	$0.05	$0.97	$0.29
Weighted-average shares outstanding:
Basic	102.7	100.6	102.2	100.1
Diluted	103.3	101.7	102.8	101.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Net income	$49.2	$4.7	$99.6	$29.0
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $0.2 and $0.1 for the three months ended June 30, 2025 and 2024, respectively, and $0.6 and $— for the six months ended June 30, 2025 and 2024, respectively	24.2	(21.6)	32.9	(31.5)
Unrealized (loss) gain on derivatives, net of income taxes of $— and $0.1 for the three months ended June 30, 2025 and 2024, and $— for both the six months ended June 30, 2025 and 2024	(4.4)	7.1	(8.1)	6.1
Total other comprehensive income (loss)	19.8	(14.5)	24.8	(25.4)
Total comprehensive income (loss)	$69.0	$(9.8)	$124.4	$3.6
Comprehensive loss attributable to the noncontrolling interest	(0.1)	—	(0.1)	—
Total comprehensive income (loss) attributable to Herbalife	$69.1	$(9.8)	$124.5	$3.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in millions)
Cash flows from operating activities:
Net income	$99.6	$29.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.2	61.8
Share-based compensation expenses	22.0	23.7
Non-cash interest expense	8.2	5.6
Deferred income taxes	(22.7)	(27.5)
Inventory write-downs	14.9	11.4
Foreign exchange transaction loss	1.9	4.5
Loss on extinguishment of debt	—	10.5
Other	(0.8)	2.8
Changes in operating assets and liabilities:
Receivables	(22.4)	(5.1)
Inventories	(21.9)	(6.6)
Prepaid expenses and other current assets	22.5	(6.4)
Accounts payable	16.0	(3.5)
Royalty overrides	(21.9)	(19.2)
Other current liabilities	(55.0)	41.2
Other	(5.4)	(5.9)
Net cash provided by operating activities	96.2	116.3
Cash flows from investing activities:
Purchases of property, plant, and equipment	(41.1)	(69.2)
Acquisitions of business and assets	(25.5)	—
Other	(2.8)	0.2
Net cash used in investing activities	(69.4)	(69.0)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	270.8	961.7
Principal payments on senior secured credit facility and other debt	(282.1)	(1,413.8)
Repayment of convertible senior notes	—	(197.0)
Proceeds from senior secured notes, net of discount	—	778.4
Repayment of senior notes	(115.0)	(344.3)
Debt issuance costs	(0.1)	(20.9)
Share repurchases	(6.8)	(5.7)
Other	0.8	1.4
Net cash used in financing activities	(132.4)	(240.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11.1	(13.3)
Net change in cash, cash equivalents, and restricted cash	(94.5)	(206.2)
Cash, cash equivalents, and restricted cash, beginning of period	438.1	595.5
Cash, cash equivalents, and restricted cash, end of period	$343.6	$389.3

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K. Operating results for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

Recently Adopted Pronouncements

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This ASU removes various references to concepts statements from the Accounting Standards Codification (“ASC”). The goal of the amendments is to simplify the ASC and distinguish between non-authoritative and authoritative guidance (since, unlike the ASC, the concepts statements are non-authoritative). The amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

New Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the ASC in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the ASC and not become effective. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This ASU improves requirements for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted for all entities. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) - Clarifications to Share-Based Consideration Payable to a Customer. This ASU amends the definition of the term performance condition for share-based consideration payable to a customer. Additionally, the amendments in this ASU require the grantor to estimate the number of forfeitures expected to occur for awards granted to customers that have a service condition. Finally, the amendments clarify that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. Therefore, a grantor is required to assess the probability that an award will vest using only the guidance in Topic 718. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted for all entities and can be applied either in a modified retrospective or retrospective basis. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Measurement of Credit Losses (Topic 326) for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset, thereby simplifying the development of reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $71.2 million and $53.1 million as of June 30, 2025 and December 31, 2024, respectively. Substantially all credit card receivables were current as of June 30, 2025 and December 31, 2024. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately $0.2 million and zero during the three months ended June 30, 2025 and 2024, respectively, and approximately $0.2 million and $0.3 million during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $2.1 million and $2.5 million, respectively. As of June 30, 2025 and December 31, 2024, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2025, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2024 and any remaining such balance was not material as of June 30, 2025. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.1 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2025, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $4.8 million during both the three and six months ended June 30, 2025, in other operating income within its condensed consolidated statements of income. The Company did not recognize any government grant income related to its regional headquarters and distribution centers within China during the three and six months ended June 30, 2024. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$320.9	$415.3
Restricted cash included in Prepaid expenses and other current assets	4.1	4.3
Restricted cash included in Other assets	18.6	18.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$343.6	$438.1

As of June 30, 2025 and December 31, 2024, the majority of the Company’s consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 4, Long-Term Debt, and Note 5, Contingencies, for further information.

Asset Acquisitions of Pruvit and Pro2col

On April 17, 2025, the Company entered into a $19 million asset purchase agreement and acquired certain assets of Pruvit Ventures, Inc. (Pruvit), which primarily consisted of intangible assets. Pruvit is a direct-seller of patented ketone supplements. In connection with this acquisition, Herbalife obtained the right to distribute and sell ketone supplements. Concurrently, on April 17, 2025, the Company also entered into an asset purchase agreement and acquired certain assets of Pro2col Health LLC (Pro2col LLC), primarily consisting of software and intangible assets. Pro2col LLC is a health and wellness digital application company. The acquired Pro2col technology platform leverages individual biometrics to provide personalized nutrition recommendations that support a healthy and active lifestyle.

These combined asset acquisitions of Pruvit and Pro2col LLC were accounted for as an acquisition of assets rather than a business, pursuant to ASC 805, Business Combinations. These acquired assets were recorded at their relative fair value determined as of the acquisition date. Based on the total $19 million purchase price for the assets acquired on April 17, 2025, the identifiable assets were allocated between the acquired assets from Pro2col, related to developed technology, or software, for approximately $14.4 million, recorded to property, plant, and equipment, and an assembled workforce for approximately $0.3 million recorded to other intangible assets, and acquired assets from Pruvit related to customer contacts and related relationships for approximately $4.3 million recorded to other intangible assets; all of these assets were recognized within the Company’s consolidated balance sheet as of June 30, 2025 and will be amortized and expensed on a straight line basis and recognized in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income.

The acquisition of Pruvit’s assets includes a contingent milestone payment ranging from $5 million to $25 million in total, payable in cash during the second quarter of 2027 based upon the achievement of certain Pruvit sales performance targets achieved during the last six months of the two-year period after the April 2025 acquisition date. If the minimum targets for the milestone are not reached, no additional payment will be required.

The acquisition of Pro2col LLC’s assets includes multiple contingent payments if certain milestones are achieved. First, there is a contingent payment of $2.0 million in total, that is payable in cash during the third quarter of 2025, upon the successful beta launch of Herbalife’s Pro2col technology platform on or before July 31, 2025. Second, there is a contingent payment of $3.0 million in total, that is payable in cash during the fourth quarter of 2025, upon the successful full launch of Herbalife’s Pro2col technology platform during the fourth quarter of 2025. Third, there are multiple milestone contingent payments ranging from $5 million to $15 million each, with the aggregate amount of these contingent payments not to exceed $46 million in total, that are contingent upon achieving certain numbers of active subscribers through 2035; these contingent payments will be made if and when Pro2col active subscriber milestones are achieved during the 10-year period, and if the minimum targets for the milestones are not reached, then no additional payments will be required in respect to these contingencies. During July 2025, in North America, the Company successfully launched the beta version of Herbalife’s Pro2col technology platform.

Business Acquisition of Link BioSciences Inc.

In April 2025, the Company formed and obtained a 51% ownership interest in HBL Link Bioscience, LLC. Concurrently, HBL Link Bioscience, LLC entered into an asset purchase agreement for $6.5 million and acquired the assets of Link BioSciences Inc. (Link BioSciences), an established, Texas-based, manufacturing company that uses proprietary technology to analyze biometrics, biomarkers, lifestyle, and genetic input data, and has the ability to formulate personalized nutritional supplements for its customers. The Company paid $6.5 million cash to Link BioSciences during April 2025 relating to this acquisition. There are no contingent payments related to this acquisition. This acquisition qualified as a business combination pursuant to ASC 805, Business Combinations.

The total fair value of Link BioSciences was $12.7 million and this amount was allocated to the identifiable asset acquired based on the assets estimated fair value at the acquisition date, which included manufacturing equipment for approximately $2.5 million, software assets for approximately $2.5 million, both recorded to property, plant, and equipment, and an intangible asset related to customer relationships for approximately $0.5 million recorded to other intangible assets, and all of these assets were recorded within the Company’s consolidated balance sheet as of June 30, 2025; the remaining amount of approximately $7.2 million was recorded to goodwill within the Company’s consolidated balance sheet as of June 30, 2025. In addition, the Company recorded a $6.5 million reduction in cash within its consolidated balance sheet for its 51% ownership interest in HBL Link Bioscience, LLC, and recorded a $6.2 million increase in noncontrolling interest within its total shareholders’ deficit in its consolidated balance sheet as of June 30, 2025, which represented the minority ownership interest in its majority-owned subsidiary.

Use of Estimates

The Company continues to operate in an uncertain macroeconomic and geopolitical environment caused by high inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries, and other factors. The Company is closely monitoring the evolving macroeconomic and geopolitical conditions to assess potential impacts on its business. Due to the significant uncertainty created by these circumstances, actual results could differ from Management’s estimates and judgments. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current macroeconomic and geopolitical environment, which estimates and assumptions the Company believes to be reasonable under the circumstances. Changes in estimates resulting from continuing changes in the macroeconomic and geopolitical environment will be reflected in the financial statements in future periods.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2025	December 31, 2024
	(in millions)
Raw materials	$73.3	$74.0
Work in process	10.7	8.1
Finished goods	429.1	393.3
Total	$513.1	$475.4

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Borrowings under senior secured credit facility, carrying value	$353.0	$359.9
12.250% senior secured notes due 2029, carrying value	771.0	768.2
4.250% convertible senior notes due 2028, carrying value	272.7	271.9
7.875% senior notes due 2025, carrying value	147.3	261.8
4.875% senior notes due 2029, carrying value	595.8	595.4
Other	1.7	2.9
Total	2,141.5	2,260.1
Less: current portion	168.0	283.5
Long-term portion	$1,973.5	$1,976.6

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

Borrowings utilizing SOFR under the 2024 Credit Facility use Adjusted Term SOFR. The applicable interest rates on the Company’s borrowings under the 2024 Term Loan B, as amended, bear interest at either, the Adjusted Term SOFR plus a margin of 6.75%, or the base rate plus a margin of 5.75%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) June 2, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date. The outstanding principal balance of the 2025 Notes was $147.3 million as of June 30, 2025.

Depending on the Company’s total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The Company pays a commitment fee on the 2024 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) March 3, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date. The outstanding principal balance of the 2025 Notes was $147.3 million as of June 30, 2025.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of June 30, 2025 and December 31, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility.

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

As of June 30, 2025 and December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.49% and 10.35%, respectively.

During the six months ended June 30, 2025, the Company borrowed an aggregate amount of $270.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $280.8 million on amounts outstanding under the 2024 Credit Facility, which included $270.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the six months ended June 30, 2024, the Company borrowed an aggregate amount of $988.5 million, including $788.5 million under the 2024 Credit Facility, which included $388.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,395.2 million, including $308.5 million on amounts outstanding under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B. As of June 30, 2025 and December 31, 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $380.0 million and $390.0 million, respectively. Of the $380.0 million outstanding under the 2024 Credit Facility as of June 30, 2025, $380.0 million was outstanding under the 2024 Term Loan B. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of June 30, 2025 and December 31, 2024. In addition, as of both June 30, 2025 and December 31, 2024, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both June 30, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and 2024, the Company recognized $13.8 million and $18.5 million, respectively, of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, as applicable, which included $1.3 million and $1.1 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.6 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $26.9 million and $37.4 million, respectively, of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, as applicable, which included $2.5 million and $1.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.1 million and $1.4 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of June 30, 2025 and December 31, 2024, the carrying amount of the 2024 Term Loan B was $353.0 million and $359.9 million, respectively, and the fair value was approximately $385.0 million and $387.3 million, respectively.

Senior Secured Notes due 2029

In April 2024, the Company issued $800.0 million aggregate principal amount of senior secured notes, or the 2029 Secured Notes, in a private offering in the United States to persons reasonably believed to be qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-US persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2029 Secured Notes are guaranteed on a senior secured basis by the Company and each of the Company’s existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under the 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029.

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

As of June 30, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $29.0 million, and the carrying amount was $771.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $31.8 million, and the carrying amount was $768.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $877.2 million and $851.3 million as of June 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2025 and 2024, the Company recognized $25.9 million and $22.6 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $0.9 million and $0.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.4 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $51.8 million and $22.6 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $1.7 million and $0.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.1 million and $0.4 million, respectively, relating to amortization of debt issuance costs.

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

During the six months ended June 30, 2024, the Company recognized $1.2 million of interest expense relating to the 2024 Convertible Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

As of June 30, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.8 million, and the carrying amount was $272.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $5.6 million, and the carrying amount was $271.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $253.6 million and $215.3 million as of June 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2025 and 2024, the Company recognized $3.3 million and $4.0 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.4 million and $0.4 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $6.6 million and $7.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.8 million and $0.7 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

In April 2024, the Company redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as an extinguishment of the portion of the 2025 Notes redeemed. As a result, the Company recognized $298.8 million as a reduction to long-term debt representing the carrying value of the redeemed 2025 Notes. The $7.1 million difference between the cash paid and carrying value of the redeemed 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. Separately, in April 2024, the Company also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest and, for accounting purposes, pursuant to ASC 470, Debt, this repurchase transaction was accounted for as an extinguishment of the portion of the 2025 Notes repurchased. As a result, the Company recognized $37.5 million as a reduction to long-term debt representing the carrying value of the repurchased 2025 Notes. The $0.9 million difference between the cash paid and carrying value of the repurchased 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. In February 2025, the Company redeemed $65.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $67.3 million, which included $2.3 million of accrued and unpaid interest to the redemption date. Additionally, in June 2025, the Company redeemed $50.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $51.3 million, which included $1.3 million of accrued and unpaid interest to the redemption date.

As of June 30, 2025, the outstanding principal on the 2025 Notes was $147.3 million, the unamortized debt issuance costs was zero, and the carrying amount was $147.3 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2025 Notes was $262.3 million, the unamortized debt issuance costs were $0.5 million, and the carrying amount was $261.8 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $147.8 million and $263.0 million as of June 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2025 and 2024, the Company recognized $4.1 million and $6.8 million, respectively, of interest expense relating to the 2025 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $8.8 million and $19.0 million, respectively, of interest expense relating to the 2025 Notes, which included $0.5 million and $0.6 million, respectively, relating to amortization of debt issuance costs.

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

As of June 30, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.2 million, and the carrying amount was $595.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.6 million, and the carrying amount was $595.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $511.3 million and $421.5 million as of June 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2025 and 2024, the Company recognized $7.6 million and $7.6 million, respectively, of interest expense relating to the 2029 Notes, which included $0.3 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $15.1 million and $15.1 million, respectively, of interest expense relating to the 2029 Notes, which included $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $55.4 million and $60.4 million for the three months ended June 30, 2025 and 2024, respectively, and $110.0 million and $102.0 million for the six months ended June 30, 2025 and 2024, respectively, which was recognized within its condensed consolidated statements of income.

As of June 30, 2025, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2025	$157.6
2026	20.7
2027	20.5
2028	297.7
2029	1,710.0
Total	$2,206.5

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2025, the Company had approximately $143.6 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 5, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2024 Revolving Credit Facility.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2025, the Company had $16.7 million of Mexico VAT-related assets, of which $10.3 million was recognized in prepaid expenses and other current assets and $6.4 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $23.2 million, translated at the June 30, 2025 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $15.9 million, translated at the June 30, 2025 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $29.3 million and approximately $10.9 million, respectively, translated at the June 30, 2025 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $42.1 million, approximately $26.6 million, approximately $16.0 million, and approximately $11.6 million, respectively, translated at the June 30, 2025 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. The 2018 through 2021 tax year cases are all under Administrative appeal and the Company has received favorable verdicts for the 2018 tax year case at the Second Level Administrative Court and favorable verdicts for the 2019 through 2021 tax year cases at the First Level Administrative Court. The Company expects the Tax Authority to appeal these decisions at each of their respective Administrative Court Levels. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.4 million, translated at the June 30, 2025 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $11.5 million, translated at the June 30, 2025 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $2.6 million, translated at the June 30, 2025 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $12.0 million, translated at the June 30, 2025 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $17.0 million, $16.5 million, $21.7 million, $19.1 million, and $27.0 million for those respective years, translated at the June 30, 2025 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

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

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant’s motion for summary judgment and partially granted the Company's motion for summary judgment on March 18, 2024. Trial went forward on April 8, 2025 and resulted in a verdict in favor of the Company, including a total judgment of $1.5 million on the Company’s fraudulent concealment claim and defeat of the defendant's promissory estoppel claim. Post-trial motions are currently pending.

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

As of June 30, 2025, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Net sales:
Primary Reporting Segment	$1,179.1	$1,199.4	$2,336.0	$2,388.5
China	80.0	81.7	144.8	156.9
Total net sales	$1,259.1	$1,281.1	$2,480.8	$2,545.4
Significant segment expenses
Cost of Sales (3)(4):
Primary Reporting Segment	$265.5	$270.9	$521.4	$544.3
China	11.4	12.2	20.7	23.8
Total cost of sales	$276.9	$283.1	$542.1	$568.1
Royalty Overrides and service fees to China independent service providers(1)(3)(4):
Primary Reporting Segment	$405.9	$414.8	$807.1	$829.3
China	40.0	41.6	72.2	79.1
Total royalty overrides and service fees to China independent service providers	$445.9	$456.4	$879.3	$908.4
Contribution margin(1):
Primary Reporting Segment	$507.7	$513.7	$1,007.5	$1,014.9
China	28.6	27.9	51.9	54.0
Total contribution margin	$536.3	$541.6	$1,059.4	$1,068.9
Selling, general, and administrative expenses excluding service fees to China independent service providers(1)(2)	408.5	461.2	808.8	916.6
Other operating income	(4.8)	—	(4.8)	—
Interest expense, net	53.6	57.7	105.6	95.6
Other expense, net	—	10.5	—	10.5
Income before income taxes	79.0	12.2	149.8	46.2
Income taxes	29.8	7.5	50.2	17.2
Net income	$49.2	$4.7	$99.6	$29.0

(1)
Contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China. For the China segment, contribution margin includes the portion of service fees to China independent service providers that are currently recorded in selling, general, and administrative expenses within the Company's accompanying condensed consolidated statements of income, which totaled $39.4 million and $41.1 million for the three months ended June 30, 2025 and 2024, respectively, and $71.0 million and $77.9 million for the six months ended June 30, 2025 and 2024, respectively.
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
(4)
As a result of adopting ASU 2023-07 during the fourth quarter of 2024, the Company has expanded and updated its disclosures for the current year and prior year periods as described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in the 2024 10-K.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Net sales:
United States	$265.3	$275.3	$513.0	$534.0
India	203.6	204.6	412.9	408.1
Mexico	137.2	142.7	263.7	283.6
China	80.0	81.7	144.8	156.9
Vietnam	60.2	62.9	135.6	138.5
Others	512.8	513.9	1,010.8	1,024.3
Total net sales	$1,259.1	$1,281.1	$2,480.8	$2,545.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2024 10-K. During the six months ended June 30, 2025, the Company granted its executives stock appreciation rights, or SARs, subject to service conditions and restricted stock units subject to service and performance conditions, or performance stock units.

Share-based compensation expense amounted to $10.4 million and $11.8 million for the three months ended June 30, 2025 and 2024, respectively, and $22.0 million and $23.7 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the total unrecognized compensation cost related to all non-vested stock awards was $56.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

During the six months ended June 30, 2025, the Company granted SARs with service conditions to its executives which generally vest over a two to three-year period. During the six months ended June 30, 2025, the Company granted SARs with service conditions to consultants which generally vest over a three-year period. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the six months ended June 30, 2025:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2024(2)	11,002	$12.12	7.1 years	$—
Granted(3)	2,646	$7.72
Exercised	—	$—
Forfeited/expired(4)	(467)	$16.27
Outstanding as of June 30, 2025(2)	13,181	$11.09	7.5 years	$4.9
Exercisable as of June 30, 2025(5)	4,269	$15.77	6.8 years	$0.3
Vested and expected to vest as of June 30, 2025(6)	9,466	$12.20	8.1 years	$2.9

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.9 million and 4.0 million performance condition SARs as of June 30, 2025 and December 31, 2024, respectively.
(3)
Includes 0.1 million performance condition SARs.
(4)
Includes 0.1 million performance condition SARs.
(5)
Includes 0.4 million performance condition SARs.
(6)
Includes 0.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2025 and 2024 was $3.88 and $4.94, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2025 and 2024 was $4.14 and $4.51, respectively. There were no SARs exercised during the three and six months ended June 30, 2025 and 2024.

During the six months ended June 30, 2025, the Company granted performance stock units to its executives which generally vest over a two to three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the six months ended June 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024(1)	6,289	$12.56
Granted(2)	1,779	$8.10
Vested	(2,725)	$15.14
Forfeited	(388)	$10.85
Outstanding and nonvested as of June 30, 2025(1)	4,955	$9.68
Expected to vest as of June 30, 2025(3)	4,533	$9.77

(1)
Includes 1.6 million performance-based restricted stock units as of June 30, 2025, which represents the maximum amount that can vest. There were no performance-based restricted stock units outstanding as of December 31, 2024.
(2)
Includes 1.6 million performance-based restricted stock units.
(3)
Includes 1.2 million performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended June 30, 2025 and 2024 was $5.4 million and $10.6 million, respectively. The total vesting date fair value of restricted stock units which vested during the six months ended June 30, 2025 and 2024 was $19.8 million and $17.1 million, respectively.

8. Income Taxes

Income taxes were $29.8 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $50.2 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 37.7% and 61.5% for the three months ended June 30, 2025 and 2024, respectively, and 33.5% and 37.2% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of the Company’s income and a decrease in tax expense from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of the Company’s income, partially offset by a decrease in tax benefits from discrete events.

As of June 30, 2025, the total amount of unrecognized tax benefits, including related interest and penalties, was $50.6 million. If the total amount of unrecognized tax benefits was recognized, $36.7 million of unrecognized tax benefits, $9.2 million of interest, and $1.3 million of penalties would impact the effective tax rate.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which in part, increases the tax deductibility of interest and research expenses beginning in 2025. The international provisions of the tax bill, including the minimum tax on foreign earnings, export income, and foreign tax credits, become effective in 2026. Based on the Company’s preliminary analysis of the tax bill, the financial impact is not expected to be material to its consolidated financial statements. However, the Company continues to analyze the tax bill and the potential full impact that the OBBBA will have on its consolidated financial statements as its final analysis has not been completed. ASC 740, Income Taxes, requires entities to recognize the financial impact of new income tax legislation in the interim reporting period in which the legislation is enacted, which for the Company will be the third quarter ending September 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $79.2 million and $69.9 million, respectively. As of June 30, 2025, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2025, the Company recorded assets at fair value of $0.2 million and liabilities at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, the Company recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2025 and December 31, 2024.

As of both June 30, 2025 and December 31, 2024, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of June 30, 2025, the Company had aggregate notional amounts of approximately $846.7 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and six months ended June 30, 2025 and 2024 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2025 and 2024:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(2.1)	$6.6	$(2.0)	$4.8

As of June 30, 2025, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.3 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$276.9	$447.9	$53.6	$283.1	$502.3	$57.7

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	3.0	—	—	(0.5)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.5)	—	—	(1.0)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.3)	—	—	—	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	—	—

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2025			June 30, 2024
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$542.1	$879.8	$105.6	$568.1	$994.5	$95.6

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	6.9	—	—	(1.2)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.4)	—	—	(2.0)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.1)	—	—	(0.1)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	0.1	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2025 and 2024:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(9.4)	$3.8	$(11.4)	$3.1	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2025 and December 31, 2024.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2025	$0.1	$287.9	$(266.4)	$(757.6)	$(736.0)	$—	$(736.0)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.6			0.6		0.6
Additional capital from share-based compensation		10.4			10.4		10.4
Repurchases of 0.6 common shares	—	(4.6)		—	(4.6)		(4.6)
Net income (loss)				49.3	49.3	(0.1)	49.2
Foreign currency translation adjustment, net of income taxes of $0.2			24.2		24.2		24.2
Unrealized loss on derivatives, net of income taxes of $—			(4.4)		(4.4)		(4.4)
Acquisition					—	6.2	6.2
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)

	Three Months Ended June 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2024	$0.1	$244.2	$(242.9)	$(1,038.0)	$(1,036.6)
Issuance of 1.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.8			0.8
Additional capital from share-based compensation		11.8			11.8
Repurchases of 0.3 common shares	—	(3.4)		—	(3.4)
Net income				4.7	4.7
Foreign currency translation adjustment, net of income taxes of $0.1			(21.6)		(21.6)
Unrealized gain on derivatives, net of income taxes of $0.1			7.1		7.1
Balance as of June 30, 2024	$0.1	$253.4	$(257.4)	$(1,033.3)	$(1,037.2)

Changes in shareholders’ deficit for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2024	$0.1	$278.2	$(271.4)	$(808.0)	$(801.1)	$—	$(801.1)
Issuance of 2.8 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.9			0.9		0.9
Additional capital from share-based compensation		22.0			22.0		22.0
Repurchases of 0.9 common shares	—	(6.8)		—	(6.8)		(6.8)
Net income (loss)				99.7	99.7	(0.1)	99.6
Foreign currency translation adjustment, net of income taxes of $0.6			32.9		32.9		32.9
Unrealized loss on derivatives, net of income taxes of $—			(8.1)		(8.1)		(8.1)
Acquisition					—	6.2	6.2
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)

	Six Months Ended June 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2023	$0.1	$233.9	$(232.0)	$(1,062.3)	$(1,060.3)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.5			1.5
Additional capital from share-based compensation		23.7			23.7
Repurchases of 0.6 common shares	—	(5.7)		—	(5.7)
Net income				29.0	29.0
Foreign currency translation adjustment, net of income taxes of $—			(31.5)		(31.5)
Unrealized gain on derivatives, net of income taxes of $—			6.1		6.1
Balance as of June 30, 2024	$0.1	$253.4	$(257.4)	$(1,033.3)	$(1,037.2)

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

During the six months ended June 30, 2025 and 2024, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. Historically, these shares have not counted against the authorized capacity under the Company’s previous share repurchase program, as described above. During the three and six months ended June 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the six months ended June 30, 2025 and 2024, the Company’s share repurchases, inclusive of transaction costs, were zero, under the Company’s share repurchase programs, and $6.8 million and $5.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2025 and 2024:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2025			June 30, 2024
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(273.6)	$7.2	$(266.4)	$(240.5)	$(2.4)	$(242.9)
Other comprehensive income (loss) before reclassifications, net of tax	24.2	(1.7)	22.5	(21.6)	6.6	(15.0)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(2.7)	(2.7)	—	0.5	0.5
Total other comprehensive income (loss), net of reclassifications	24.2	(4.4)	19.8	(21.6)	7.1	(14.5)
Ending balance	$(249.4)	$2.8	$(246.6)	$(262.1)	$4.7	$(257.4)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended June 30, 2025 and 2024.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.2 million for foreign currency translation adjustments for the three months ended June 30, 2025.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.1 million for foreign currency translation adjustments for the three months ended June 30, 2024. Amounts reclassified from accumulated other comprehensive loss to income was net of tax expense of $0.1 million for unrealized gain (loss) on derivatives for the three months ended June 30, 2024.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2025 and 2024:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2025			June 30, 2024
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(282.3)	$10.9	$(271.4)	$(230.6)	$(1.4)	$(232.0)
Other comprehensive income (loss) before reclassifications, net of tax	32.9	(1.3)	31.6	(31.5)	4.8	(26.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(6.8)	(6.8)	—	1.3	1.3
Total other comprehensive income (loss), net of reclassifications	32.9	(8.1)	24.8	(31.5)	6.1	(25.4)
Ending balance	$(249.4)	$2.8	$(246.6)	$(262.1)	$4.7	$(257.4)
(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the six months ended June 30, 2025 and 2024.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.6 million for foreign currency translation adjustments for the six months ended June 30, 2025.

11. Earnings Per Share

Basic earnings per share represents net income attributable to Herbalife divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share represents net income attributable to Herbalife divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Weighted-average shares used in basic computations	102.7	100.6	102.2	100.1
Dilutive effect of exercise of equity grants outstanding	0.6	1.1	0.6	1.1
Weighted-average shares used in diluted computations	103.3	101.7	102.8	101.2

There were an aggregate of 17.0 million and 14.8 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended June 30, 2025 and 2024, respectively, and an aggregate of 17.5 million and 15.0 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the six months ended June 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three and six months ended June 30, 2025 and 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2025 and 2024. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2025 and December 31, 2024:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2025	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2024	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.2	$4.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	4.3	4.0	Prepaid expenses and other current assets
	$4.5	$8.1
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.3	$—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5.3	4.2	Other current liabilities
	$7.6	$4.2

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2025
Foreign exchange currency contracts	$4.5	$(3.2)	$1.3
Total	$4.5	$(3.2)	$1.3
December 31, 2024
Foreign exchange currency contracts	$8.1	$(3.1)	$5.0
Total	$8.1	$(3.1)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2025
Foreign exchange currency contracts	$7.6	$(3.2)	$4.4
Total	$7.6	$(3.2)	$4.4
December 31, 2024
Foreign exchange currency contracts	$4.2	$(3.1)	$1.1
Total	$4.2	$(3.1)	$1.1

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2025 and December 31, 2024, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company has incurred total pre-tax expenses of approximately $92.5 million through June 30, 2025, of which zero and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, and zero and $9.4 million for the six months ended June 30, 2025 and 2024, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Transformation Program was completed as of December 31, 2024.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Cumulative costs incurred to date as of June 30, 2025
	(in millions)
Professional fees	$—	$0.6	$—	$1.5	$26.5
Retention and separation	—	2.9	—	7.8	64.4
Other	—	—	—	0.1	1.6
Total	$—	$3.5	$—	$9.4	$92.5

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2024	$—	$4.7	$—	$4.7
Expenses	—	—	—	—
Cash payments	—	(2.0)	—	(2.0)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2025	$—	$2.7	$—	$2.7

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company has incurred total pre-tax expenses of approximately $73.1 million through June 30, 2025, of which $0.7 million and $48.8 million for the three months ended June 30, 2025 and 2024, respectively, and $4.0 million and $65.5 million for the six months ended June 30, 2025 and 2024, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program based on actual expenses incurred to date and expected future expenses. The Restructuring Program was substantially completed as of December 31, 2024.

Costs related to the Restructuring Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	Cumulative costs incurred to date as of June 30, 2025
	(in millions)
Professional fees	$(0.5)	$1.4	$(0.5)	$4.2	$4.1
Retention and separation	1.2	47.4	4.5	61.3	69.0
Other	—	—	—	—	—
Total	$0.7	$48.8	$4.0	$65.5	$73.1

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2024	$0.5	$3.2	$—	$3.7
Expenses	(0.5)	4.5	—	4.0
Cash payments	—	(6.8)	—	(6.8)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2025	$—	$0.9	$—	$0.9

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $3.6 million for the three months ended June 30, 2025 which were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. For the first phase of the Technology Realignment Program, the Company expects to incur total pre-tax expenses of approximately $5 million based on actual expenses incurred to date and expected future expenses. The Company expects to complete the first phase of the Technology Realignment Program in 2025. Since the Company is still assessing the scope, timing, and execution plan of any potential additional phases, these estimated amounts are preliminary and accordingly the Company cannot estimate the amounts to be incurred for the program in totality.

Costs related to the Technology Realignment Program were as follows:

	Three Months Ended
	June 30, 2025	Cumulative costs incurred to date as of June 30, 2025
	(in millions)
Professional fees	$—	$—
Retention and separation	3.6	3.6
Other	—	—
Total	$3.6	$3.6

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$—	$3.6	$—	$3.6
Cash payments	—	(2.6)	—	(2.6)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2025	$—	$1.0	$—	$1.0

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $50.1 million and $47.5 million as of June 30, 2025 and December 31, 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Accrued compensation	$113.6	$148.1
Accrued service fees to China independent service providers	25.8	25.8
Accrued advertising, events, and promotion expenses	44.9	52.0
Accrued interest	28.7	31.8
Current operating lease liabilities	38.9	39.7
Advance sales deposits	81.8	75.0
Income taxes payable	17.5	12.6
Other accrued liabilities	154.5	157.8
Total	$505.7	$542.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $68.7 million and $67.3 million and deferred income tax liabilities of $17.8 million and $17.7 million as of June 30, 2025 and December 31, 2024, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2024 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

While we continue to monitor the current global financial environment, including the impacts of the inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries and other factors, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the six months ended June 30, 2025, we instituted pricing actions in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2024. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was less than 1% of our consolidated total assets as of June 30, 2025.

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

Volume Points by Geographic Region

As previously disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 10-K, considering the recent changes to Volume Point values in certain regions and Management's recent assessment of its value and continued usefulness, Management has decided to no longer disclose the Volume Points by Geographic Region going forward.

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

Our “contribution margins” consist of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China, for the purposes of segment reporting specifically.

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

Summary Financial Results

Net sales were $1,259.1 million and $2,480.8 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $22.0 million, or 1.7%, and $64.6 million, or 2.5%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales was flat and increased 0.7% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 1.7% decrease in net sales for the three months ended June 30, 2025 was primarily driven by a 3.1% decrease in sales volume and a 1.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 3.0% favorable impact of price increases. The 2.5% decrease in net sales for the six months ended June 30, 2025 was primarily driven by a 3.2% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.7% decrease in sales volume, partially offset by a 3.3% favorable impact of price increases.

Net income attributable to Herbalife was $49.3 million, or $0.48 per diluted share, and $99.7 million, or $0.97 per diluted share, for the three and six months ended June 30, 2025, respectively. Net income attributable to Herbalife increased $44.6 million, or 948.9%, and $70.7 million, or 243.8%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase in net income attributable to Herbalife for the three months ended June 30, 2025 was mainly due to $54.4 million lower selling, general, and administrative expenses driven by lower labor and benefits costs (see Selling, General, and Administrative Expenses below for further discussion), $10.5 million loss on extinguishment of debt in 2024 related to the April 2024 debt refinancing transactions (see Liquidity and Capital Resources below for further discussion), and $8.8 million lower royalty overrides driven by lower net sales, partially offset by $15.8 million lower gross profit driven by lower net sales, and $22.3 million higher income taxes. The increase in net income attributable to Herbalife for the six months ended June 30, 2025 was mainly due to $114.7 million lower selling, general, and administrative expenses driven by lower labor and benefits costs (see Selling, General, and Administrative Expenses below for further discussion), $22.2 million lower royalty overrides driven by lower net sales, and $10.5 million loss on extinguishment of debt in 2024 related to the April 2024 debt refinancing transactions (see Liquidity and Capital Resources below for further discussion), partially offset by $38.6 million lower gross profit driven by lower net sales, $10.0 million higher interest expense, net, and $33.0 million higher income taxes.

Net income attributable to Herbalife for the three months ended June 30, 2025 included $7.8 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, a $0.7 million pre-tax unfavorable impact ($0.5 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, and a $0.4 million pre-tax unfavorable impact ($0.3 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

Net income attributable to Herbalife for the six months ended June 30, 2025 included $12.9 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $4.0 million pre-tax unfavorable impact ($2.9 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, and a $2.8 million pre-tax unfavorable impact ($2.3 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2025 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income attributable to Herbalife for the three months ended June 30, 2024 included a $48.8 million pre-tax unfavorable impact ($33.1 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs; a $10.5 million pre-tax unfavorable impact ($7.9 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions; $6.0 million pre-tax unfavorable impact ($6.1 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, and a $3.5 million pre-tax unfavorable impact ($3.0 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs.

Net income attributable to Herbalife for the six months ended June 30, 2024 included a $65.5 million pre-tax unfavorable impact ($45.3 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs; $17.0 million pre-tax unfavorable impact ($15.0 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; a $10.5 million pre-tax unfavorable impact ($7.9 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions, and a $9.4 million pre-tax unfavorable impact ($6.9 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.0	22.1	21.9	22.3
Gross profit	78.0	77.9	78.1	77.7
Royalty overrides(1)	32.3	32.4	32.5	32.6
Selling, general, and administrative expenses(1)	35.6	39.2	35.5	39.1
Other operating income	(0.4)	—	(0.2)	—
Operating income	10.5	6.3	10.3	6.0
Interest expense, net	4.2	4.5	4.3	3.8
Other expense, net	—	0.8	—	0.4
Income before income taxes	6.3	1.0	6.0	1.8
Income taxes	2.4	0.6	2.0	0.7
Net income	3.9%	0.4%	4.0%	1.1%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,179.1 million and $2,336.0 million for the three and six months ended June 30, 2025, respectively, representing a decrease of $20.3 million, or 1.7%, and $52.5 million, or 2.2%, respectively, as compared to the same periods in 2024. In local currency, net sales increased 0.1% and 1.2% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 1.7% decrease in net sales for the three months ended June 30, 2025 was primarily due to a 2.9% decrease in sales volume and a 1.8% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 3.2% favorable impact of price increases. The 2.2% decrease in net sales for the six months ended June 30, 2025 was primarily due to a 3.4% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.4% decrease in sales volume, partially offset by a 3.5% favorable impact of price increases.

For a discussion of China’s net sales for the three and six months ended June 30, 2025, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China.

The Primary Reporting Segment reported contribution margin of $507.7 million, or 43.1% of net sales, and $1,007.5 million, or 43.1% of net sales for the three and six months ended June 30, 2025, respectively, representing a decrease of $6.0 million, or 1.2%, and $7.4 million, or 0.7%, respectively, as compared to the same periods in 2024. The 1.2% decrease in contribution margin for the three months ended June 30, 2025 was primarily the result of a 3.4% unfavorable impact of foreign currency fluctuations, and a 2.9% unfavorable impact of sales volume decreases, partially offset by a 5.2% favorable impact of price increases. The 0.7% decrease in contribution margin for the six months ended June 30, 2025 was primarily the result of a 4.3% unfavorable impact of foreign currency fluctuations and a 2.4% unfavorable impact of sales volume decreases, partially offset by a 5.8% favorable impact of price increases.

China reported contribution margin of $28.6 million and $51.9 million for the three and six months ended June 30, 2025, respectively, representing an increase of $0.7 million, or 2.5%, and a decrease of $2.1 million, or 3.9%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 2.5% increase in contribution margin for the three months ended June 30, 2025 was primarily the result of a 6.4% favorable impact of sales mix and a 0.8% favorable impact of foreign currency fluctuations, partially offset by a 5.9% unfavorable impact of sales volume decreases. The 3.9% decrease in contribution margin for the six months ended June 30, 2025 was primarily the result of a 9.9% unfavorable impact of sales volume decreases, partially offset by a 2.8% favorable impact of sales mix and a 2.5% favorable impact of cost changes related to self-manufacturing and sourcing.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
	(Dollars in millions)
North America	$272.4	$283.2	(3.8)%	$526.8	$549.0	(4.0)%
Latin America	210.2	211.7	(0.7)%	416.9	425.9	(2.1)%
EMEA	287.9	287.8	—%	561.2	565.7	(0.8)%
Asia Pacific	408.6	416.7	(1.9)%	831.1	847.9	(2.0)%
China	80.0	81.7	(2.1)%	144.8	156.9	(7.7)%
Worldwide	$1,259.1	$1,281.1	(1.7)%	$2,480.8	$2,545.4	(2.5)%

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2025, as compared to the same periods in 2024, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

North America

The North America region reported net sales of $272.4 million and $526.8 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $10.8 million, or 3.8%, and $22.2 million, or 4.0%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 3.8% and 3.9% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 3.8% decrease in net sales for the three months ended June 30, 2025 was primarily due to a 5.7% decrease in sales volume, partially offset by a 2.1% favorable impact of price increases. The 4.0% decrease in net sales for the six months ended June 30, 2025 was primarily due to a 6.7% decrease in sales volume, partially offset by a 3.1% favorable impact of price increases. North America’s sales volume decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, and the decreases were less than the prior year period decreases.

Net sales in the U.S. were $265.3 million and $513.0 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $10.0 million, or 3.6%, and $21.0 million, or 3.9%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024.

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

In July 2025, at the North America Extravaganza, we unveiled the beta version of the new Pro2col health and wellness digital platform, that will allow customers in the future to have access to more product offerings in addition to being able to access this health and wellness digital application. The commercial release of the Pro2col technology platform in the U.S. and Puerto Rico is planned for the fourth quarter of 2025, with additional markets to follow beginning in 2026.

Latin America

The Latin America region reported net sales of $210.2 million and $416.9 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $1.5 million, or 0.7%, and $9.0 million, or 2.1%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 9.5% and 10.1% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 0.7% decrease in net sales for the three months ended June 30, 2025 was due to a 10.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.8% favorable impact of net price increases, a 3.3% increase in sales volume, and 1.4% favorable impact of sales mix. The 2.1% decrease in net sales for the six months ended June 30, 2025 was due to a 12.2% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.5% favorable impact of net price increases, a 3.8% increase in sales volume, and 1.8% favorable impact of sales mix. Latin America’s sales volume increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, after having decreases for the same periods in 2024.

Net sales in Mexico were $137.2 million and $263.7 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $5.5 million, or 3.9%, and $19.9 million, or 7.0%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 8.9% and 8.5% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $18.2 million and $43.9 million on net sales for the three and six months ended June 30, 2025, respectively. Mexico’s sales volume increased 3.5% and 2.2% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. We believe, recent localized initiatives and other promotional efforts have provided additional support for members while macroeconomic conditions, such as a slowdown in the economy and prolonged high interest rates, have created challenges for Members’ and Members’ Nutrition Club operations, which continue to be an important DMO in the market. The market saw a 4.2% price increase during February 2025. During March 2024, the Mexico market implemented a 5.25% price increase.

Across other markets, net sales increased and were greatest for Peru, Bolivia and Ecuador for the three months ended June 30, 2025, compared to the same period in 2024, and Peru and Guatemala markets for the six months ended June 30, 2025, compared to the same period in 2024. The majority of markets in the region instituted price increases to address market-specific conditions during the first half of 2025 and 2024. During the second quarter of 2024, most markets within the Latin America region, excluding Mexico, implemented a 5% price reduction and Marketing Plan changes to enhance the competitiveness of our product pricing and aiming to stimulate incremental growth in volume. We believe these changes, coupled with other promotional efforts, may have been a contributing factor for the increases in sales volume for certain markets in the region during the six months ended June 30, 2025.

Certain markets in the region continue to see difficult economic conditions, including political and social instability. Inflationary pressures, improving but remained elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand. Promotional efforts within the region include increasing in-person activities, adding programs, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products.

EMEA

The EMEA region reported net sales of $287.9 million and $561.2 million for the three and six months ended June 30, 2025, respectively. Net sales were flat and decreased $4.5 million, or 0.8%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 1.0% and increased 1.1% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Net sales for the three months ended June 30, 2025 had a 5.4% decrease in sales volume, offset by a 3.9% favorable impact of price increases, a 1.0% favorable impact of fluctuations in foreign currency exchange rates, and a 0.5% favorable impact of sales mix. The 0.8% decrease in net sales for the six months ended June 30, 2025 was primarily due to a 5.0% decrease in sales volume and a 1.9% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 4.5% favorable impact of price increases and a 1.6% favorable impact of sales mix. EMEA region’s sales volume decreased for the three and six months ended June 30, 2025 as compared to the same periods in 2024, and the decreases were less than the prior year period decreases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

In the majority of our markets across the region net sales increased for both the three and six months ended June 30, 2025 as compared to the same periods in 2024. However, certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the current quarter and first half of 2025 with the greatest decline occurring in Spain. Our Russia entity had no sales during the six months ended June 30, 2025 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products from Kazakhstan, among other neighboring markets, led to increases in local currency sales in Kazakhstan, despite net sales declining in Kazakhstan during the recent quarter and first half of 2025 as compared to the same periods during 2024, primarily due to unfavorable impact of fluctuations in foreign currency exchange rates.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the six months ended June 30, 2025 and 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $408.6 million and $831.1 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $8.1 million, or 1.9%, and $16.8 million, or 2.0%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 1.2% and increased 0.2% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 1.9% decrease in net sales for the three months ended June 30, 2025 was primarily due to a 3.1% decrease in sales volume, a 0.7% unfavorable impact of sales mix, and a 0.7% unfavorable impact of fluctuations in foreign currency exchange rates, partially offset by a 2.6% favorable impact of price increases. The 2.0% decrease in net sales for the six months ended June 30, 2025 was primarily due to a 2.2% unfavorable impact of fluctuations in foreign currency exchange rates, a 1.6% decrease in sales volume, and a 0.9% unfavorable impact of sales mix, partially offset by a 2.7% favorable impact of price increases. The Asia Pacific region saw a sales volume decrease for the second quarter of 2025 compared to the same period in 2024, and the decrease was more than the prior year period decrease, and saw a sales volume decrease for the first half of 2025, after having an increase for the same period in 2024.

Net sales in India were $203.6 million and $412.9 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $1.0 million, or 0.5%, and increased $4.8 million, or 1.2%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 2.1% and 4.6% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $5.2 million and $14.2 million on net sales for the three and six months ended June 30, 2025, respectively. The sales volume in India decreased 0.7% and increased 1.8% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. Our growth rate in the India market for the six months ended June 30, 2025 was less than the growth rate experienced during the same period in 2024. We continue to promote our brand, such as through sports sponsorships and in-person events. The India market had no price increase during the six months ended June 30, 2025. During November 2024, the India market implemented a 3.0% price increase.

Net sales in Vietnam were $60.2 million and $135.6 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $2.7 million, or 4.3%, and $2.9 million, or 2.1%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 2.0% and increased 0.9% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.4 million and $4.1 million on net sales for the three and six months ended June 30, 2025, respectively. The sales volumes decreased in Vietnam for both the three and six months ended June 30, 2025, as compared to the 2024 periods. Focus areas for the Vietnam market include sports sponsorship, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor. The market implemented a 2.5% price increase in March 2025. During March 2024, the market implemented a 3.5% price increase. Further, changes to direct-selling regulations in the market were approved by the Vietnam government in April 2023; we continue to work closely with the Vietnam government to monitor their interpretations of these regulations, and address them accordingly. In January 2025, the Vietnam government renewed our direct selling license, which will remain valid until January 2030, at which time we will seek its renewal.

Across several other markets, net sales were down for the three months ended June 30, 2025 as compared to the same period in 2024, with the greatest declines in Thailand and Indonesia, and net sales were also down for the six months ended June 30, 2025 as compared to the same period in 2024, with the greatest declines in South Korea and Taiwan. We continued to see a decline of new Members for some markets. In addition, Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the six months ended June 30, 2025 and 2024.

China

The China region reported net sales of $80.0 million and $144.8 million for the three and six months ended June 30, 2025, respectively. Net sales decreased $1.7 million, or 2.1%, and $12.1 million, or 7.7%, for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 2.2% and 7.3% for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024. The 2.1% decrease in net sales for the three months ended June 30, 2025 was primarily due to a 5.8% decrease in sales volume, partially offset by a 3.6% favorable impact of sales mix. The 7.7% decrease in net sales for the six months ended June 30, 2025 was primarily due to a 9.9% decrease in sales volume, partially offset by a 2.6% favorable impact of sales mix. China saw a sales volume decrease for the second quarter of 2025 compared to the same period in 2024, and the decrease was more than the prior year period decrease, and saw a sales volume decrease for the first half of 2025, after having an increase for the same period in 2024. The China region had no price increase during the six months ended June 30, 2025 and during the twelve months ended December 31, 2024.

In China we continue to enhance our digital capabilities and offerings, such as improving the integration of our technological and enhanced tools to make it easier for our Members to do business, encouraging a customer-based approach through customer loyalty programs which we continue to enhance to engage customers, and supporting Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2025	June 30, 2024	% Change	June 30, 2025	June 30, 2024	% Change
	(Dollars in millions)
Weight Management	$690.9	$710.7	(2.8)%	$1,362.1	$1,415.4	(3.8)%
Targeted Nutrition	374.2	378.5	(1.1)%	740.5	756.3	(2.1)%
Energy, Sports, and Fitness	154.6	148.1	4.4%	299.0	287.9	3.9%
Outer Nutrition	19.0	20.5	(7.3)%	38.6	40.9	(5.6)%
Literature, Promotional, and Other	20.4	23.3	(12.4)%	40.6	44.9	(9.6)%
Total	$1,259.1	$1,281.1	(1.7)%	$2,480.8	$2,545.4	(2.5)%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $982.2 million and $998.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1,938.7 million and $1,977.3 million for the six months ended June 30, 2025 and 2024, respectively. Gross profit as a percentage of net sales was 78.0% and 77.9% for the three months ended June 30, 2025 and 2024, respectively, or a favorable net increase of 11 basis points, and 78.1% and 77.7% for the six months ended June 30, 2025 and 2024, respectively, or a favorable net increase of 47 basis points.

The increase in gross profit as a percentage of net sales for the three months ended June 30, 2025 as compared to the same period in 2024 included the favorable impact of price increases of 68 basis points; the favorable impact of lower inventory write-downs of 18 basis points; partially offset by the unfavorable impact of foreign currency fluctuations of 62 basis points; unfavorable cost changes related to self-manufacturing and sourcing of 11 basis points; and unfavorable other cost changes of 2 basis points.

The increase in gross profit as a percentage of net sales for the six months ended June 30, 2025 as compared to the same period in 2024 included the favorable impact of price increases of 75 basis points; favorable cost changes related to self-manufacturing and sourcing of 20 basis points; partially offset by the unfavorable impact of foreign currency fluctuations of 34 basis points; and the unfavorable impact of higher inventory write-downs of 14 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $406.5 million and $415.3 million for the three months ended June 30, 2025 and 2024, respectively, and $808.3 million and $830.5 million for the six months ended June 30, 2025 and 2024, respectively. Royalty overrides as a percentage of net sales were 32.3% and 32.4% for the three months ended June 30, 2025 and 2024, respectively, and 32.5% and 32.6% for the six months ended June 30, 2025 and 2024, respectively.

The slight decrease in royalty overrides as a percentage of net sales for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to favorable changes in mix of products and countries. The slight decrease in royalty overrides as a percentage of net sales for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to favorable changes in mix of products and countries, partially offset by lower net sales in China as a proportion of our total worldwide net sales. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $447.9 million and $502.3 million for the three months ended June 30, 2025 and 2024, respectively, and $879.8 million and $994.5 million for the six months ended June 30, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of net sales were 35.6% and 39.2% for the three months ended June 30, 2025 and 2024, respectively, and 35.5% and 39.1% for the six months ended June 30, 2025 and 2024, respectively.

The $54.4 million decrease in selling, general, and administrative expenses for the three months ended June 30, 2025 as compared to the same period in 2024 was driven by $52.0 million in lower labor and benefits costs, and $5.6 million in lower professional fees, primarily from lower expenses related to the Digital Transformation Program; partially offset by $9.1 million in higher Member events and promotions. The decrease in labor and benefit costs includes lower employee retention and separation costs related to the Restructuring Program and lower employee bonus accruals.

The $114.7 million decrease in selling, general, and administrative expenses for the six months ended June 30, 2025 as compared to the same period in 2024 was driven by $103.6 million in lower labor and benefits costs, $10.8 million in lower professional fees primarily from lower expenses related to the Digital Transformation Program, and $6.9 million in lower service fees for China independent service providers due to lower sales in China. The decrease in labor and benefit costs includes lower employee bonus accruals, lower employee retention and separation costs related to the Restructuring Program and the Transformation Program, and savings on labor cost resulting from the restructuring initiatives.

See Note 13, Restructuring Activities, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Operating Income

The $4.8 million of other operating income for both the three and six months ended June 30, 2025 consisted of $4.8 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three and six months ended June 30, 2024.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in millions)
Interest expense	$55.4	$60.4	$110.0	$102.0
Interest income	(1.8)	(2.7)	(4.4)	(6.4)
Interest expense, net	$53.6	$57.7	$105.6	$95.6

The decrease in interest expense, net for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily due to a decrease in our overall weighted-average borrowings. The increase in interest expense, net for the six months ended June 30, 2025 as compared to the same period in 2024 was primarily due to an increase in our weighted-average interest rate as a result of the April 2024 debt refinancing transactions, partially offset by a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

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

Income Taxes

Income taxes were $29.8 million and $7.5 million for the three months ended June 30, 2025 and 2024, respectively, and $50.2 million and $17.2 million for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 37.7% and 61.5% for the three months ended June 30, 2025 and 2024, respectively, and 33.5% and 37.2% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of the Company’s income and a decrease in tax expense from discrete events. The decrease in the effective tax rate for the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of the Company’s income, partially offset by a decrease in tax benefits from discrete events.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the six months ended June 30, 2025, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $320.9 million cash and cash equivalents as of June 30, 2025 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the six months ended June 30, 2025, we generated $96.2 million of operating cash flow as compared to $116.3 million of operating cash flow generated for the same period in 2024. The decrease in our operating cash flow was the result of $82.6 million of unfavorable changes in operating assets and liabilities, partially offset by $62.5 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $82.6 million of unfavorable changes in operating assets and liabilities was primarily the result of unfavorable changes in receivables, inventories, and other current liabilities driven by higher employee bonus payments, partially offset by a favorable change in prepaid expenses and other current assets, and accounts payable. The $62.5 million of higher net income excluding non-cash and reconciling items was primarily driven by lower selling, general and administrative expense and royalty overrides, partially offset by lower gross profit driven by lower net sales, higher interest expense and higher income taxes (See Summary Financial Results above for further discussion).

Capital expenditures, including accrued capital expenditures, were $39.8 million and $58.7 million for the six months ended June 30, 2025 and 2024, respectively. The majority of these expenditures during the six months ended June 30, 2025 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $75 million to $95 million for the full year 2025, which includes Herbalife One. We have incurred approximately $348.2 million of implementation costs relating to Herbalife One as of June 30, 2025. In addition, based on the Herbalife One implementation costs incurred, we began to recognize non-cash amortization expenses during the first quarter of 2024 and recognized approximately $35 million of these non-cash amortization expenses within our full-year 2024 consolidated statement of income, and we expect to recognize $40 million to $45 million of non-cash amortization expenses for the full-year 2025 and recognize similar amounts of non-cash amortization expenses thereafter, which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

During 2025, separate from the capital expenditures described above, we entered into certain asset acquisitions for certain assets of Pruvit, Pro2col LLC, and of Link BioSciences Inc. for an aggregate consideration of approximately $25.5 million, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further information relating to our 2025 acquisitions.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program is expected to deliver annual savings of approximately $110 million with approximately $70 million of savings realized in 2023 and approximately $110 million of annual savings realized in 2024 and thereafter. We have incurred total pre-tax expenses of approximately $92.5 million through June 30, 2025, of which zero and $3.5 million were incurred in the three months ended June 30, 2025 and 2024, respectively, and zero and $9.4 million were incurred in the six months ended June 30, 2025 and 2024, respectively, and recognized in selling, general, and administrative expenses within our condensed consolidated statements of income. In addition, we have incurred approximately $20 million of related capital expenditures from inception to date, primarily relating to technology, to support the Transformation Program. The Transformation Program was completed as of December 31, 2024.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. The Restructuring Program is expected to deliver annual savings of at least $80 million beginning in 2025 with at least $50 million of savings already realized in 2024. We also expect to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program, and we have incurred total pre-tax expenses of approximately $73.1 million through June 30, 2025, of which $0.7 million and $48.8 million were incurred in the three months ended June 30, 2025 and 2024, respectively, and $4.0 million and $65.5 million were incurred in the six months ended June 30, 2025 and 2024, respectively, and recognized in selling, general, and administrative expenses within the condensed consolidated statement of income. The Restructuring Program was substantially completed as of December 31, 2024.

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The first phase of the Technology Realignment Program is expected to deliver annual savings of approximately $9 million beginning in 2026 with approximately $6 million of savings expected to be realized in 2025. We also expect to incur total pre-tax expenses of approximately $5 million relating to the first phase of the Technology Realignment Program in 2025, and we have incurred total pre-tax expenses of approximately $3.6 million for the three months ended June 30, 2025, which were recognized in selling, general, and administrative expenses within the condensed consolidated statement of income. We expect to complete the first phase of the Technology Realignment Program in 2025. Since we are still assessing the scope, timing, and execution plan of any potential additional phases, these estimated amounts are preliminary and accordingly we cannot estimate the amounts to be incurred for the program in totality.

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

Borrowings utilizing SOFR under the 2024 Credit Facility use Adjusted Term SOFR. The applicable interest rates on our borrowings under the 2024 Term Loan B, as amended, bear interest at either, the Adjusted Term SOFR, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively, plus a margin of 6.75%, or the base rate, which represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, plus a margin of 5.75%. The Adjusted Term SOFR is subject to a floor of 0.00% and the base rate is subject to a floor of 1.00%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date, or (iii) June 2, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date. The outstanding principal balance of the 2025 Notes was $147.3 million as of June 30, 2025.

Depending on our total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date, or (iii) March 3, 2025 if the outstanding principal on the 2025 Notes, as defined below, exceeds $200.0 million on such date. The outstanding principal balance of the 2025 Notes was $147.3 million as of June 30, 2025. We pay a commitment fee on the 2024 Revolving Credit Facility of, depending on our total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of June 30, 2025 and December 31, 2024, we were in compliance with its financial covenants under the 2024 Credit Facility.

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

During the six months ended June 30, 2025, we borrowed an aggregate amount of $270.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $280.8 million on amounts outstanding under the 2024 Credit Facility, which included $270.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the six months ended June 30, 2024, we borrowed an aggregate amount of $988.5 million, including $788.5 million under the 2024 Credit Facility, which included $388.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,395.2 million, including $308.5 million on amounts outstanding under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B. As of June 30, 2025 and December 31, 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $380.0 million and $390.0 million, respectively. Of the $380.0 million outstanding under the 2024 Credit Facility as of June 30, 2025, $380.0 million was outstanding under the 2024 Term Loan B. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of June 30, 2025 and December 31, 2024. In addition, as of both June 30, 2025 and December 31, 2024, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both June 30, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.49% and 10.35%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2024 Credit Facility, 2018 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of June 30, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Secured Notes.

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

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of June 30, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes pay interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2025 Notes was for general corporate purposes, including share repurchases and other capital investment projects. In April 2024, we redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. Separately, in April 2024, we also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest. In February 2025, we redeemed $65.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $67.3 million, which included $2.3 million of accrued and unpaid interest to the redemption date. Additionally, in June 2025, we redeemed $50.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $51.3 million, which included $1.3 million of accrued and unpaid interest to the redemption date. As of June 30, 2025, the remaining outstanding principal on the 2025 Notes was $147.3 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes and the partial redemption and repurchase of a portion thereof.

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of June 30, 2025, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2025, the total amount of our foreign subsidiary cash and cash equivalents was $290.2 million, of which $21.7 million was held in U.S. dollars. As of June 30, 2025, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $30.7 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

During the three and six months ended June 30, 2025 and 2024, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of June 30, 2025 and December 31, 2024, we had working capital of $8.6 million and negative working capital of $86.7 million, respectively. The $95.3 million increase in working capital was primarily due to decreases in current portion of long-term debt, and other current liabilities, and increases in receivables and inventories, partially offset by decreases in cash and cash equivalents and prepaid expenses and other current assets, and an increase in accounts payable. The decrease in current portion of long-term debt is primarily from an aggregate of $115.0 million in partial redemptions of our 2025 Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2025.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2025, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and six months ended June 30, 2025 and 2024.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $22.0 million and $14.4 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025 and December 31, 2024, we had goodwill of approximately $101.0 million and $87.7 million, respectively, or an increase of $13.3 million. Of the $13.3 million increase, $7.2 million was due to the business acquisition of Link BioSciences Inc., as further described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and $6.1 million was due to foreign currency translation adjustments. As of both June 30, 2025 and December 31, 2024, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and six months ended June 30, 2025 and 2024.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts outstanding were approximately $79.2 million and $69.9 million, respectively. As of June 30, 2025, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2025, we recorded assets at fair value of $0.2 million and liabilities at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, we recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2025 and December 31, 2024.

As of both June 30, 2025 and December 31, 2024, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2025:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2025
Buy British pound sell Euro	0.86	$20.5	$—
Buy British pound sell U.S. dollar	1.37	2.7	—
Buy Canadian dollar sell U.S. dollar	1.35	3.0	—
Buy Chinese yuan sell U.S. dollar	7.17	48.7	0.1
Buy Czech koruna sell U.S. dollar	21.38	5.0	0.1
Buy Danish krone sell U.S. dollar	6.43	2.6	—
Buy Euro sell Australian dollar	1.78	1.3	—
Buy Euro sell British pound	0.85	10.3	0.1
Buy Euro sell Canadian dollar	1.60	1.1	—
Buy Euro sell Chilean peso	1,083.62	0.9	—
Buy Euro sell Chinese yuan	8.38	1.5	—
Buy Euro sell Hong Kong dollar	9.07	10.0	0.2
Buy Euro sell Indian rupee	100.45	5.8	—
Buy Euro sell Indonesian rupiah	18,931.63	6.2	—
Buy Euro sell Kazakhstani tenge	607.07	9.7	0.1
Buy Euro sell Korean won	1,579.92	1.6	—
Buy Euro sell Mexican peso	22.62	134.6	(1.1)
Buy Euro sell Peruvian nuevo sol	4.19	2.5	—
Buy Euro sell Swiss franc	0.94	39.7	—
Buy Euro sell Taiwan dollar	33.78	2.6	—
Buy Euro sell U.S. dollar	1.16	97.1	1.3
Buy Euro sell Vietnamese dong	30,188.05	15.5	0.3
Buy Hong Kong dollar sell U.S. dollar	7.82	1.0	—
Buy Indonesian rupiah sell Euro	18,808.10	1.9	—
Buy Indonesian rupiah sell U.S. dollar	16,318.66	8.2	0.1
Buy Korean won sell U.S. dollar	1,367.12	3.8	—
Buy Mexican peso sell Euro	22.10	17.2	—
Buy Mexican peso sell U.S. dollar	19.03	16.4	0.2
Buy Norwegian krone sell U.S. dollar	9.94	5.1	(0.1)
Buy Polish zloty sell U.S. dollar	3.71	8.1	0.2
Buy Romanian leu sell U.S. dollar	4.34	1.0	—
Buy Swedish krona sell U.S. dollar	9.50	2.8	—
Buy Swiss franc sell U.S. dollar	0.81	38.2	0.9
Buy Taiwan dollar sell U.S. dollar	29.27	4.1	—
Buy Thai baht sell U.S. dollar	32.55	2.5	—
Buy U.S. dollar sell Brazilian real	5.59	2.9	(0.1)
Buy U.S. dollar sell British pound	1.36	18.1	(0.2)
Buy U.S. dollar sell Canadian dollar	1.36	4.4	—
Buy U.S. dollar sell Chilean peso	935.47	1.9	—
Buy U.S. dollar sell Colombian peso	4,170.28	2.5	—
Buy U.S. dollar sell Czech koruna	21.38	2.0	—
Buy U.S. dollar sell Euro	1.16	235.3	(4.7)
Buy U.S. dollar sell Hong Kong dollar	7.82	1.0	—
Buy U.S. dollar sell Indian rupee	86.22	11.6	—
Buy U.S. dollar sell Korean won	1,357.45	2.4	—
Buy U.S. dollar sell Mexican peso	19.05	18.3	(0.3)
Buy U.S. dollar sell Philippine peso	56.42	1.8	—
Buy U.S. dollar sell Polish zloty	3.68	1.9	—
Buy U.S. dollar sell Taiwan dollar	29.71	1.6	—
Buy Vietnamese dong sell Euro	30,155.00	7.8	(0.2)
Total forward contracts		$846.7	$(3.1)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2025, the aggregate annual maturities of the 2024 Credit Facility were expected to be $10.0 million for the remainder of 2025, $20.0 million for 2026, $20.0 million for 2027, $20.0 million for 2028, and $310.0 million for 2029. As of June 30, 2025, the fair value of the 2024 Term Loan B was approximately $385.0 million, and the carrying value was $353.0 million. As of December 31, 2024, the fair value of the 2024 Term Loan B was approximately $387.3 million, and the carrying value was $359.9 million. There were no outstanding borrowings on the 2024 Revolving Credit Facility as of June 30, 2025 and December 31, 2024. The 2024 Credit Facility bears variable interest rates, and as of June 30, 2025 and December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.49% and 10.35%, respectively.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $3.8 million, respectively.

As of June 30, 2025, the fair value of the 2029 Secured Notes was approximately $877.2 million and the carrying value was $771.0 million. As of December 31, 2024, the fair value of the 2029 Secured Notes was approximately $851.3 million and the carrying value was $768.2 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $6.4 million or increase by approximately $6.5 million, respectively.

As of June 30, 2025, the fair value of the 2028 Convertible Notes was approximately $253.6 million and the carrying value was $272.7 million. As of December 31, 2024, the fair value of the 2028 Convertible Notes was approximately $215.3 million, and the carrying value was $271.9 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of June 30, 2025, the fair value of the 2025 Notes was approximately $147.8 million and the carrying value was $147.3 million. As of December 31, 2024, the fair value of the 2025 Notes was approximately $263.0 million and the carrying value was $261.8 million. The 2025 Notes pay interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes mature on September 1, 2025, unless redeemed or repurchased in accordance with their terms prior to such date. The 2025 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $0.2 million or increase by approximately $0.2 million, respectively.

As of June 30, 2025, the fair value of the 2029 Notes was approximately $511.3 million and the carrying value was $595.8 million. As of December 31, 2024, the fair value of the 2029 Notes was approximately $421.5 million and the carrying value was $595.4 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.6 million or increase by approximately $17.3 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our ability to execute our growth and other strategic initiatives (such as restructuring efforts and increased market penetration in existing markets);
•
the effectiveness and acceptance of new technology-driven initiatives;
•
any material disruption to our business caused by natural disasters, other catastrophic events, acts of war or terrorism, including the wars in Ukraine and the Middle East, cybersecurity incidents, pandemics, and/or other acts by third parties;
•
our ability to adequately source ingredients, packaging materials, and other raw materials and manufacture and distribute our products;
•
our reliance on our information technology infrastructure, and our ability to successfully develop, deploy, and integrate artificial intelligence into our business;
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
•
our ability to integrate and capitalize on acquisition transactions;
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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2024 10-K. When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. Except as set forth below, there have been no material changes to our risk factors disclosed in the 2024 10-K.

Acquisitions can expose us to significant risks and additional costs.

We recently completed several acquisitions and may acquire other targets in the future. Acquisitions involve a number of risks, including:

•
we may not accurately assess the value, strengths, weaknesses or potential profitability of a target;
•
we may not receive the anticipated benefits from the transaction because an acquired business or assets may not perform as expected, or we may not manage the new business effectively;
•
we may become liable for unknown or unforeseen pre-acquisition liabilities of an acquired business, including, tax and environmental liabilities and liabilities for employment practices;
•
an acquisition can impair other acquired assets such as goodwill or Member or other third-party relationships;
•
an acquisition can place significant demands on management’s time, which may divert their attention from our day-to-day business operations; and
•
an acquisition can involve post-transaction disputes regarding a number of matters, including a purchase price or working capital adjustment, earn-out or other contingent payments.

Acquisitions also require that we integrate into our existing operations separate companies and stand-alone assets that historically operated independently or as part of another, larger organization. Acquisitions may require integration of differing control, finance, and administrative systems, processes and cultures, among other things.

We may not be able to manage these risks or successfully integrate a target, or may not be able to do so in a timely, efficient, or cost-effective manner. Any inability to manage these risks, including the integration process, and to realize the anticipated benefits of an acquisition could have a material adverse effect on our business, financial condition, or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2024 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. We did not repurchase any of our common shares during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL (included as Exhibit 101)	*

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

Dated: August 6, 2025