Form 10-Q
period 2025-09-30
HERBALIFE LTD.
filed 2025-11-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of registrant’s common shares outstanding as of October 29, 2025 was 103,310,720.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$305.5	$415.3
Receivables, net of allowance for doubtful accounts	97.8	68.9
Inventories	512.5	475.4
Prepaid expenses and other current assets	190.4	184.1
Total current assets	1,106.2	1,143.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	456.7	460.2
Operating lease right-of-use assets	171.7	185.7
Marketing-related intangibles and other intangible assets, net	315.7	312.3
Goodwill	101.0	87.7
Deferred income tax assets	401.7	398.6
Other assets	144.2	139.9
Total assets	$2,697.2	$2,728.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88.1	$70.0
Royalty overrides	345.8	334.1
Current portion of long-term debt	20.7	283.5
Other current liabilities	545.3	542.8
Total current liabilities	999.9	1,230.4
Long-term debt, net of current portion	1,997.2	1,976.6
Non-current operating lease liabilities	157.0	169.5
Other non-current liabilities	149.1	152.7
Total liabilities	3,303.2	3,529.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 103.2 million (2025) and 101.2 million (2024) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	304.6	278.2
Accumulated other comprehensive loss	(251.6)	(271.4)
Accumulated deficit	(665.1)	(808.0)
Total Herbalife shareholders’ deficit	(612.0)	(801.1)
Noncontrolling interest	6.0	—
Total shareholders’ deficit	(606.0)	(801.1)
Total liabilities and shareholders’ deficit	$2,697.2	$2,728.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions, except per share amounts)
Net sales	$1,273.7	$1,240.3	$3,754.5	$3,785.7
Cost of sales	284.2	268.7	826.3	836.8
Gross profit	989.5	971.6	2,928.2	2,948.9
Royalty overrides	416.1	405.5	1,224.4	1,236.0
Selling, general, and administrative expenses	447.6	444.0	1,327.4	1,438.5
Other operating income	—	(5.0)	(4.8)	(5.0)
Operating income	125.8	127.1	381.2	279.4
Interest expense, net	51.0	56.5	156.6	152.1
Other expense, net	—	—	—	10.5
Income before income taxes	74.8	70.6	224.6	116.8
Income taxes	31.7	23.2	81.9	40.4
Net income	43.1	47.4	142.7	76.4
Net loss attributable to noncontrolling interest	(0.1)	—	(0.2)	—
Net income attributable to Herbalife	$43.2	$47.4	$142.9	$76.4
Earnings per share attributable to Herbalife:
Basic	$0.42	$0.47	$1.39	$0.76
Diluted	$0.42	$0.46	$1.38	$0.75
Weighted-average shares outstanding:
Basic	103.3	100.9	102.6	100.4
Diluted	104.0	101.9	103.2	101.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Net income	$43.1	$47.4	$142.7	$76.4
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(0.1) for both the three months ended September 30, 2025 and 2024, and $0.5 and $(0.1) for the nine months ended September 30, 2025 and 2024, respectively	(0.7)	13.0	32.2	(18.5)
Unrealized (loss) gain on derivatives, net of income taxes of $— for both the three months ended September 30, 2025 and 2024, and $— for both the nine months ended September 30, 2025 and 2024	(4.3)	9.0	(12.4)	15.1
Total other comprehensive (loss) income	(5.0)	22.0	19.8	(3.4)
Total comprehensive income	38.1	69.4	162.5	73.0
Comprehensive loss attributable to the noncontrolling interest	(0.1)	—	(0.2)	—
Total comprehensive income attributable to Herbalife	$38.2	$69.4	$162.7	$73.0

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in millions)
Cash flows from operating activities:
Net income	$142.7	$76.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.9	92.4
Share-based compensation expenses	33.2	36.7
Non-cash interest expense	12.3	9.4
Deferred income taxes	5.3	(52.7)
Inventory write-downs	21.4	17.0
Foreign exchange transaction loss	1.6	11.9
Loss on extinguishment of debt	—	10.5
Other	(1.2)	3.8
Changes in operating assets and liabilities:
Receivables	(25.6)	(3.6)
Inventories	(29.8)	(41.7)
Prepaid expenses and other current assets	8.9	(3.7)
Accounts payable	12.4	0.9
Royalty overrides	(4.3)	(2.3)
Other current liabilities	(13.8)	62.1
Other	(20.0)	(1.3)
Net cash provided by operating activities	235.0	215.8
Cash flows from investing activities:
Purchases of property, plant, and equipment	(61.9)	(96.3)
Acquisitions of business and assets	(25.5)	—
Proceeds from sale and leaseback transaction, net of related expenses	—	37.9
Other	(2.6)	(0.6)
Net cash used in investing activities	(90.0)	(59.0)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	552.3	1,117.7
Principal payments on senior secured credit facility and other debt	(543.9)	(1,655.0)
Repayment of convertible senior notes	—	(197.0)
Proceeds from senior secured notes, net of discount	—	778.4
Repayment of senior notes	(262.3)	(344.3)
Debt issuance costs	(0.1)	(22.4)
Share repurchases	(8.1)	(5.7)
Other	(0.7)	2.0
Net cash used in financing activities	(262.8)	(326.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7.7	(8.1)
Net change in cash, cash equivalents, and restricted cash	(110.1)	(177.6)
Cash, cash equivalents, and restricted cash, beginning of period	438.1	595.5
Cash, cash equivalents, and restricted cash, end of period	$328.0	$417.9

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K. Operating results for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company believes, based on its preliminary analysis, that the adoption of this guidance is not expected to have a material impact on its condensed consolidated financial statements and will only have an impact on its income tax disclosures, as described above.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options - (Topic 470) - Induced Conversions of Convertible Debt Instruments. This ASU amends certain guidance related to induced conversion of convertible debt instruments and clarifies the applicability of induced conversion accounting as it relates to convertible debt that is cash-settled. Additionally, the amendments clarify that the incorporation, elimination, or modification of a volume-weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment and an entity should assess the form and amount of the conversion consideration to make that determination. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted for those entities that have adopted the amendments in ASU 2020-06. The Company believes the adoption of this guidance is not expected to have a material impact on its condensed consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Measurement of Credit Losses (Topic 326) for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset, thereby simplifying the development of reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company believes the adoption of this guidance is not expected to have a material impact on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40). This ASU increases the operability of the cost recognition guidance considering different methods of software development by clarifying the threshold an entity should use to start capitalizing the costs. The threshold is when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed, and the software will be used to perform the function intended. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU refines the scope of derivative accounting by excluding from derivative treatment certain non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The update also clarifies that share-based noncash consideration from a customer in a revenue contract is accounted for under Topic 606 unless and until the right to receive or retain such consideration is unconditional. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $70.5 million and $53.1 million as of September 30, 2025 and December 31, 2024, respectively. Substantially all credit card receivables were current as of September 30, 2025 and December 31, 2024. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately zero during the three months ended September 30, 2025 and 2024, and approximately $0.1 million and $0.3 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company’s allowance for doubtful accounts was $1.8 million and $2.5 million, respectively. As of September 30, 2025 and December 31, 2024, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2025, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2024 and any remaining such balance was not material as of September 30, 2025. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively.

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

Distributor Compensation – U.S.

In the U.S., distributor compensation, including Royalty overrides, is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2025, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of zero and $5.0 million during the three months ended September 30, 2025 and 2024, respectively, in other operating income within its condensed consolidated statements of income. The Company recognized government grant income related to its regional headquarters and distribution centers within China of $4.8 million and $5.0 million during the nine months ended September 30, 2025 and 2024, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
	(in millions)
Cash and cash equivalents	$305.5	$415.3
Restricted cash included in Prepaid expenses and other current assets	3.7	4.3
Restricted cash included in Other assets	18.8	18.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$328.0	$438.1

As of September 30, 2025 and December 31, 2024, the majority of the Company’s consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 4, Long-Term Debt, and Note 5, Contingencies, for further information.

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

These combined asset acquisitions of Pruvit and Pro2col LLC were accounted for as an acquisition of assets rather than a business, pursuant to ASC 805, Business Combinations. These acquired assets were recorded at their relative fair value determined as of the acquisition date. Based on the total $19 million purchase price for the assets acquired on April 17, 2025, the identifiable assets were allocated between the acquired assets from Pro2col, related to developed technology, or software, for approximately $14.4 million, recorded to property, plant, and equipment, and an assembled workforce for approximately $0.3 million recorded to other intangible assets, and acquired assets from Pruvit related to customer contacts and related relationships for approximately $4.3 million recorded to other intangible assets; all of these assets were recognized within the Company’s consolidated balance sheet in the second quarter of 2025 and will be amortized and expensed on a straight line basis and recognized in selling, general, and administrative expenses within the Company’s condensed consolidated statements of income.

The acquisition of Pruvit’s assets includes a contingent milestone payment ranging from $5 million to $25 million in total, that is due to the seller and payable in cash during the second quarter of 2027 based upon the achievement of certain Pruvit sales performance targets achieved during the last six months of the two-year period after the April 2025 acquisition date. If the minimum targets for the milestone are not reached, no additional payment will be required by the Company.

The acquisition of Pro2col LLC’s assets includes multiple contingent payments that are due to the sellers if certain milestones are achieved by the Company. First, there was a contingent payment of $2.0 million in total, that was paid in cash by the Company during the third quarter of 2025, upon the Company’s successful beta launch of Herbalife’s Pro2col technology platform that occurred in the North America region during July 2025. Second, there is a contingent payment amount of $3.0 million in total, upon the successful commercial launch of Herbalife’s Pro2col technology platform and meeting certain conditions. Third, there are multiple milestone contingent payments ranging from $5 million to $15 million each, with the aggregate amount of these contingent payments not to exceed $46 million in total, that are contingent upon Herbalife achieving specific monthly active subscriber milestones; these contingent payments will be made if and when Pro2col monthly active subscriber milestones are achieved during the 10-year period which expires in 2035, and if the minimum targets for the monthly active subscriber milestones are not reached, then no additional payments will be required under these respective contingencies. Pursuant to U.S. GAAP, if and as these contingent payments become probable, the Company is then required to increase its software asset with a corresponding increase to its liability within its condensed consolidated balance sheets.

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

The total fair value of Link BioSciences was $12.7 million and this amount was allocated to the identifiable asset acquired based on the assets estimated fair value at the acquisition date, which included manufacturing equipment for approximately $2.5 million, software assets for approximately $2.5 million, both recorded to property, plant, and equipment, and an intangible asset related to customer relationships for approximately $0.5 million recorded to other intangible assets, and all of these assets were recorded within the Company’s consolidated balance sheet in the second quarter of 2025; the remaining amount of approximately $7.2 million was recorded to goodwill within the Company’s consolidated balance sheet in the second quarter of 2025. In addition, the Company recorded a $6.5 million reduction in cash within its consolidated balance sheet for its 51% ownership interest in HBL Link Bioscience, LLC, and recorded a $6.2 million increase in noncontrolling interest within its total shareholders’ deficit in its consolidated balance sheet in the second quarter of 2025, which represented the minority ownership interest in its majority-owned subsidiary.

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

The following are the major classes of inventory:

	September 30, 2025	December 31, 2024
	(in millions)
Raw materials	$72.6	$74.0
Work in process	11.2	8.1
Finished goods	428.7	393.3
Total	$512.5	$475.4

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Borrowings under senior secured credit facility, carrying value	$374.6	$359.9
12.250% senior secured notes due 2029, carrying value	772.5	768.2
4.250% convertible senior notes due 2028, carrying value	273.0	271.9
7.875% senior notes due 2025, carrying value	—	261.8
4.875% senior notes due 2029, carrying value	596.1	595.4
Other	1.7	2.9
Total	2,017.9	2,260.1
Less: current portion	20.7	283.5
Long-term portion	$1,997.2	$1,976.6

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and the Company incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. The Company may prepay the 2024 Term Loan B at a 101% premium on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, the Company may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility.

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

Borrowings utilizing SOFR under the 2024 Credit Facility use Adjusted Term SOFR. The applicable interest rates on the Company’s borrowings under the 2024 Term Loan B, as amended, bear interest at either, the Adjusted Term SOFR plus a margin of 6.75%, or the base rate plus a margin of 5.75%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date.

Depending on the Company’s total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The Company pays a commitment fee on the 2024 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and the Company exceeds certain leverage ratios as of that date.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of September 30, 2025 and December 31, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility.

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

As of September 30, 2025 and December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.66% and 10.35%, respectively.

During the nine months ended September 30, 2025, the Company borrowed an aggregate amount of $552.3 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $542.3 million on amounts outstanding under the 2024 Credit Facility, which included $527.3 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the nine months ended September 30, 2024, the Company borrowed an aggregate amount of $1,144.5 million, including $944.5 million under the 2024 Credit Facility, which included $544.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,636.2 million, including $549.5 million on amounts outstanding under the 2024 Credit Facility, which included $544.5 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. As of September 30, 2025 and December 31, 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $400.0 million and $390.0 million, respectively. Of the $400.0 million outstanding under the 2024 Credit Facility as of September 30, 2025, $375.0 million was outstanding under the 2024 Term Loan B and $25.0 million was outstanding under the 2024 Revolving Credit Facility. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2024. In addition, as of both September 30, 2025 and December 31, 2024, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit and outstanding borrowings, as applicable, as of September 30, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $330 million and $355 million, respectively. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and 2024, the Company recognized $14.0 million and $16.5 million, respectively, of interest expense relating to the 2024 Credit Facility, which included $1.3 million and $1.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $40.9 million and $53.9 million, respectively, of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, as applicable, which included $3.8 million and $2.4 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.7 million and $1.9 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of September 30, 2025 and December 31, 2024, the carrying amount of the 2024 Term Loan B was $349.6 million and $359.9 million, respectively, and the fair value was approximately $382.3 million and $387.3 million, respectively. The fair value of the outstanding borrowings on the 2024 Revolving Credit Facility approximated its carrying value of $25.0 million as of September 30, 2025 due to its variable interest rate which reprices frequently and represents floating market rates.

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

The 2029 Secured Notes were sold at a 2.702% discount to par, or $21.6 million, and the Company incurred approximately $13.9 million of issuance cost in connection with the issuance of the 2029 Secured Notes. The total of $35.5 million which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, is being amortized over the contractual term of the 2029 Secured Notes using the effective-interest method.

As of September 30, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $27.5 million, and the carrying amount was $772.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $31.8 million, and the carrying amount was $768.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $873.2 million and $851.3 million as of September 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2025 and 2024, the Company recognized $26.0 million and $25.8 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $0.9 million and $0.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $77.8 million and $48.4 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $2.6 million and $1.5 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.7 million and $0.9 million, respectively, relating to amortization of debt issuance costs.

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

During the nine months ended September 30, 2024, the Company recognized $1.2 million of interest expense relating to the 2024 Convertible Notes, which included $0.2 million relating to amortization of debt issuance costs.

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

As of September 30, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.5 million, and the carrying amount was $273.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $5.6 million, and the carrying amount was $271.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $262.1 million and $215.3 million as of September 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2025 and 2024, the Company recognized $3.4 million and $3.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.3 million and $0.4 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $10.0 million and $10.6 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.1 million and $1.1 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

Senior Notes due 2025

In May 2020, the Company issued $600.0 million aggregate principal amount of senior notes, or the 2025 Notes, in a private offering in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2025 Notes were senior unsecured obligations which ranked effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes paid interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes matured on September 1, 2025.

The 2025 Notes contained customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2025 Notes contained customary events of default.

The Company incurred approximately $7.9 million of issuance costs during the second quarter of 2020 relating to the issuance of the 2025 Notes. The $7.9 million of debt issuance costs, which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, was amortized over the contractual term of the 2025 Notes using the effective-interest method.

In April 2024, the Company redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as an extinguishment of the portion of the 2025 Notes redeemed. As a result, the Company recognized $298.8 million as a reduction to long-term debt representing the carrying value of the redeemed 2025 Notes. The $7.1 million difference between the cash paid and carrying value of the redeemed 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. Separately, in April 2024, the Company also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest and, for accounting purposes, pursuant to ASC 470, Debt, this repurchase transaction was accounted for as an extinguishment of the portion of the 2025 Notes repurchased. As a result, the Company recognized $37.5 million as a reduction to long-term debt representing the carrying value of the repurchased 2025 Notes. The $0.9 million difference between the cash paid and carrying value of the repurchased 2025 Notes was recognized as a loss on the extinguishment of debt and was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2024. In February 2025, the Company redeemed $65.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $67.3 million, which included $2.3 million of accrued and unpaid interest to the redemption date. Additionally, in June 2025, the Company redeemed $50.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $51.3 million, which included $1.3 million of accrued and unpaid interest to the redemption date. In September 2025, the 2025 Notes matured and the Company repaid the remaining $147.3 million outstanding principal in cash, as well as $5.8 million of accrued and unpaid interest.

As of December 31, 2024, the outstanding principal on the 2025 Notes was $262.3 million, the unamortized debt issuance costs were $0.5 million, and the carrying amount was $261.8 million, which was recorded to current portion of long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2025 Notes was approximately $263.0 million as of December 31, 2024, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2025 and 2024, the Company recognized $2.0 million and $5.3 million, respectively, of interest expense relating to the 2025 Notes, which included zero and $0.2 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $10.8 million and $24.3 million, respectively, of interest expense relating to the 2025 Notes, which included $0.5 million and $0.8 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.9 million, and the carrying amount was $596.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.6 million, and the carrying amount was $595.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $529.2 million and $421.5 million as of September 30, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2025 and 2024, the Company recognized $7.6 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $22.7 million and $22.6 million, respectively, of interest expense relating to the 2029 Notes, which included $0.7 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $53.0 million and $59.4 million for the three months ended September 30, 2025 and 2024, respectively, and $163.0 million and $161.4 million for the nine months ended September 30, 2025 and 2024, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2025, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2025	$5.2
2026	20.7
2027	20.5
2028	322.7
2029	1,710.0
Total	$2,079.1

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2025, the Company had approximately $148.0 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 5, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2024 Revolving Credit Facility.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2025, the Company had $16.2 million of Mexico VAT-related assets, of which $9.6 million was recognized in prepaid expenses and other current assets and $6.6 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $23.8 million, translated at the September 30, 2025 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $16.4 million, translated at the September 30, 2025 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $30.2 million and approximately $11.2 million, respectively, translated at the September 30, 2025 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $43.4 million, approximately $27.4 million, approximately $16.5 million, and approximately $12.0 million, respectively, translated at the September 30, 2025 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. In June 2025, the Company received a favorable ruling from the Second Level Administrative Court regarding its 2018 tax year case. The Tax Authority did not file an appeal and the 2018 tax year case was subsequently closed as of August 2025. The 2019 through 2021 tax year cases have received favorable verdicts at the First Level Administrative Court and are currently pending a decision at the Second Level Administrative Court. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.6 million, translated at the September 30, 2025 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.4 million, translated at the September 30, 2025 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $2.7 million, translated at the September 30, 2025 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $11.6 million, translated at the September 30, 2025 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $16.4 million, $15.9 million, $20.9 million, $18.4 million, and $26.0 million for those respective years, translated at the September 30, 2025 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

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

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant’s motion for summary judgment and partially granted the Company’s motion for summary judgment on March 18, 2024. Trial went forward on April 8, 2025 and resulted in a verdict in favor of the Company, including a total judgment of $1.5 million on the Company’s fraudulent concealment claim and defeat of the defendant’s promissory estoppel claim. On August 29, 2025, the Court denied defendant’s motion for a new trial, except as to punitive damages, which is set for trial on June 16, 2026.

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

As of September 30, 2025, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Net sales:
Primary Reporting Segment	$1,202.4	$1,165.5	$3,538.4	$3,554.0
China	71.3	74.8	216.1	231.7
Total net sales	$1,273.7	$1,240.3	$3,754.5	$3,785.7
Significant segment expenses
Cost of Sales (3)(4):
Primary Reporting Segment	$276.1	$258.6	$797.5	$802.9
China	8.1	10.1	28.8	33.9
Total cost of sales	$284.2	$268.7	$826.3	$836.8
Royalty Overrides and service fees to China independent service providers(1)(3)(4):
Primary Reporting Segment	$415.7	$404.7	$1,222.8	$1,234.0
China	35.0	39.1	107.2	118.2
Total royalty overrides and service fees to China independent service providers	$450.7	$443.8	$1,330.0	$1,352.2
Contribution margin(1):
Primary Reporting Segment	$510.6	$502.2	$1,518.1	$1,517.1
China	28.2	25.6	80.1	79.6
Total contribution margin	$538.8	$527.8	$1,598.2	$1,596.7
Selling, general, and administrative expenses excluding service fees to China independent service providers(1)(2)	413.0	405.7	1,221.8	1,322.3
Other operating income	—	(5.0)	(4.8)	(5.0)
Interest expense, net	51.0	56.5	156.6	152.1
Other expense, net	—	—	—	10.5
Income before income taxes	74.8	70.6	224.6	116.8
Income taxes	31.7	23.2	81.9	40.4
Net income	$43.1	$47.4	$142.7	$76.4

(1)
Contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China. For the China segment, contribution margin includes the portion of service fees to China independent service providers that are currently recorded in selling, general, and administrative expenses within the Company’s accompanying condensed consolidated statements of income, which totaled $34.6 million and $38.3 million for the three months ended September 30, 2025 and 2024, respectively, and $105.6 million and $116.2 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Net sales:
United States	$256.4	$253.5	$769.4	$787.5
India	226.4	218.3	639.3	626.4
Mexico	146.8	131.5	410.5	415.1
China	71.3	74.8	216.1	231.7
Vietnam	71.5	69.7	207.1	208.2
Others	501.3	492.5	1,512.1	1,516.8
Total net sales	$1,273.7	$1,240.3	$3,754.5	$3,785.7

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2024 10-K. During the nine months ended September 30, 2025, the Company granted its executives stock appreciation rights, or SARs, subject to service conditions and restricted stock units subject to service and performance conditions, or performance stock units.

Share-based compensation expense amounted to $11.2 million and $13.0 million for the three months ended September 30, 2025 and 2024, respectively, and $33.2 million and $36.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the total unrecognized compensation cost related to all non-vested stock awards was $44.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

During the nine months ended September 30, 2025, the Company granted SARs with service conditions to its executives which generally vest over a two to three-year period. During the nine months ended September 30, 2025, the Company granted SARs with service conditions to consultants which generally vest over a three-year period. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the nine months ended September 30, 2025:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2024(2)	11,002	$12.12	7.1 years	$—
Granted(3)	2,646	$7.72
Exercised	—	$—
Forfeited/expired(4)	(472)	$16.42
Outstanding as of September 30, 2025(2)	13,176	$11.09	7.2 years	$3.6
Exercisable as of September 30, 2025(5)	5,047	$15.12	6.8 years	$0.4
Vested and expected to vest as of September 30, 2025(5)	9,508	$12.16	7.9 years	$2.3

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.9 million and 4.0 million performance condition SARs as of September 30, 2025 and December 31, 2024, respectively.
(3)
Includes less than 0.1 million performance condition SARs.
(4)
Includes 0.1 million performance condition SARs.
(5)
Includes 0.5 million performance condition SARs.

There were no SARs granted during the three months ended September 30, 2025. The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2024 was $5.36. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2025 and 2024 was $4.14 and $4.52, respectively. There were no SARs exercised during the three and nine months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, the Company granted performance stock units to its executives which generally vest over a two to three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the nine months ended September 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024(1)	6,289	$12.56
Granted(2)	1,779	$8.10
Vested	(2,999)	$14.55
Forfeited	(428)	$10.70
Outstanding and nonvested as of September 30, 2025(1)	4,641	$9.74
Expected to vest as of September 30, 2025(3)	4,227	$9.84

(1)
Includes 1.6 million performance-based restricted stock units as of September 30, 2025, which represents the maximum amount that can vest. There were no performance-based restricted stock units outstanding as of December 31, 2024.
(2)
Includes 1.6 million performance-based restricted stock units.
(3)
Includes 1.2 million performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended September 30, 2025 and 2024 was $2.6 million and $0.1 million, respectively. The total vesting date fair value of restricted stock units which vested during the nine months ended September 30, 2025 and 2024 was $22.4 million and $17.2 million, respectively.

8. Income Taxes

Income taxes were $31.7 million and $23.2 million for the three months ended September 30, 2025 and 2024, respectively, and $81.9 million and $40.4 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 42.4% and 32.9% for the three months ended September 30, 2025 and 2024, respectively, and 36.5% and 34.6% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of the Company’s income partially offset by an increase in tax benefits from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in tax benefits from discrete events partially offset by changes in the geographic mix of the Company’s income.

As of September 30, 2025, the total amount of unrecognized tax benefits, including related interest and penalties, was $45.5 million. If the total amount of unrecognized tax benefits was recognized, $32.7 million of unrecognized tax benefits, $8.2 million of interest, and $1.3 million of penalties would impact the effective tax rate.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which in part, increases the tax deductibility of interest and research and development expenses beginning in 2025. The international provisions of the tax bill, including the minimum tax on foreign earnings, export income, and foreign tax credits, become effective in 2026. The Company recognized the effects of the enacted provisions during the third quarter of 2025, which did not have a material impact on the Company’s condensed consolidated financial statements. Based on the Company’s preliminary analysis, the financial impact of the provisions with future effective dates is not expected to be material to its condensed consolidated financial statements. However, the Company continues to evaluate the OBBBA and monitor additional guidance issued by regulatory authorities to assess any potential impacts on its condensed consolidated financial statements.

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

As of September 30, 2025 and December 31, 2024, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $68.6 million and $69.9 million, respectively. As of September 30, 2025, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2025, the Company recorded assets at fair value of zero and liabilities at fair value of $4.1 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, the Company recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2025 and December 31, 2024.

As of both September 30, 2025 and December 31, 2024, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of September 30, 2025, the Company had aggregate notional amounts of approximately $708.5 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2025 and 2024 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(2.2)	$8.2	$(4.2)	$13.0

As of September 30, 2025, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $2.0 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	September 30, 2025			September 30, 2024
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$284.2	$447.6	$51.0	$268.7	$444.0	$56.5

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	2.3	—	—	(0.7)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.4)	—	—	(2.0)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	—	(0.1)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—	0.2	—

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended
	September 30, 2025			September 30, 2024
	Cost of sales	Selling, general, and administrative expenses	Interest expense, net	Cost of sales	Selling, general, and administrative expenses	Interest expense, net
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$826.3	$1,327.4	$156.6	$836.8	$1,438.5	$152.1

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain (loss) reclassified from accumulated other comprehensive loss to income	9.2	—	—	(1.9)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(3.8)	—	—	(4.0)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.3)	—	—	(0.2)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2	—	—	0.3	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Location of Gain (Loss) Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$0.3	$(0.6)	$(11.1)	$2.5	Selling, general, and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2025 and December 31, 2024.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)
Issuance of 0.4 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.4			0.4		0.4
Additional capital from share-based compensation		11.2			11.2		11.2
Repurchases of 0.3 common shares	—	(1.3)		—	(1.3)		(1.3)
Net income (loss)				43.2	43.2	(0.1)	43.1
Foreign currency translation adjustment, net of income taxes of $(0.1)			(0.7)		(0.7)		(0.7)
Unrealized loss on derivatives, net of income taxes of $—			(4.3)		(4.3)		(4.3)
Acquisition					—	—	—
Balance as of September 30, 2025	$0.1	$304.6	$(251.6)	$(665.1)	$(612.0)	$6.0	$(606.0)

	Three Months Ended September 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2024	$0.1	$253.4	$(257.4)	$(1,033.3)	$(1,037.2)
Issuance of less than 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.6			0.6
Additional capital from share-based compensation		13.0			13.0
Repurchases of — common shares	—	—		—	—
Net income				47.4	47.4
Foreign currency translation adjustment, net of income taxes of $(0.1)			13.0		13.0
Unrealized gain on derivatives, net of income taxes of $—			9.0		9.0
Balance as of September 30, 2024	$0.1	$267.0	$(235.4)	$(985.9)	$(954.2)

Changes in shareholders’ deficit for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2024	$0.1	$278.2	$(271.4)	$(808.0)	$(801.1)	$—	$(801.1)
Issuance of 3.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.3			1.3		1.3
Additional capital from share-based compensation		33.2			33.2		33.2
Repurchases of 1.2 common shares	—	(8.1)		—	(8.1)		(8.1)
Net income (loss)				142.9	142.9	(0.2)	142.7
Foreign currency translation adjustment, net of income taxes of $0.5			32.2		32.2		32.2
Unrealized loss on derivatives, net of income taxes of $—			(12.4)		(12.4)		(12.4)
Acquisition					—	6.2	6.2
Balance as of September 30, 2025	$0.1	$304.6	$(251.6)	$(665.1)	$(612.0)	$6.0	$(606.0)

	Nine Months Ended September 30, 2024
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2023	$0.1	$233.9	$(232.0)	$(1,062.3)	$(1,060.3)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	2.1			2.1
Additional capital from share-based compensation		36.7			36.7
Repurchases of 0.6 common shares	—	(5.7)		—	(5.7)
Net income				76.4	76.4
Foreign currency translation adjustment, net of income taxes of $(0.1)			(18.5)		(18.5)
Unrealized gain on derivatives, net of income taxes of $—			15.1		15.1
Balance as of September 30, 2024	$0.1	$267.0	$(235.4)	$(985.9)	$(954.2)

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

During the nine months ended September 30, 2025 and 2024, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. Historically, these shares have not counted against the authorized capacity under the Company’s previous share repurchase program, as described above. During the three and nine months ended September 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the nine months ended September 30, 2025 and 2024, the Company’s share repurchases, inclusive of transaction costs, were zero, under the Company’s share repurchase programs, and $8.1 million and $5.7 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2025 and 2024:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2025			September 30, 2024
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(249.4)	$2.8	$(246.6)	$(262.1)	$4.7	$(257.4)
Other comprehensive (loss) income before reclassifications, net of tax	(0.7)	(2.2)	(2.9)	13.0	8.2	21.2
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(2.1)	(2.1)	—	0.8	0.8
Total other comprehensive (loss) income, net of reclassifications	(0.7)	(4.3)	(5.0)	13.0	9.0	22.0
Ending balance	$(250.1)	$(1.5)	$(251.6)	$(249.1)	$13.7	$(235.4)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended September 30, 2025 and 2024.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2025.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2024.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2025 and 2024:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2025			September 30, 2024
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Beginning balance	$(282.3)	$10.9	$(271.4)	$(230.6)	$(1.4)	$(232.0)
Other comprehensive income (loss) before reclassifications, net of tax	32.2	(3.5)	28.7	(18.5)	13.0	(5.5)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(8.9)	(8.9)	—	2.1	2.1
Total other comprehensive income (loss), net of reclassifications	32.2	(12.4)	19.8	(18.5)	15.1	(3.4)
Ending balance	$(250.1)	$(1.5)	$(251.6)	$(249.1)	$13.7	$(235.4)
(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the nine months ended September 30, 2025 and 2024.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.5 million for foreign currency translation adjustments for the nine months ended September 30, 2025.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Weighted-average shares used in basic computations	103.3	100.9	102.6	100.4
Dilutive effect of exercise of equity grants outstanding	0.7	1.0	0.6	1.0
Weighted-average shares used in diluted computations	104.0	101.9	103.2	101.4

There were an aggregate of 14.4 million and 13.9 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended September 30, 2025 and 2024, respectively, and an aggregate of 16.2 million and 14.3 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the nine months ended September 30, 2025 and 2024, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three and nine months ended September 30, 2025 and 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2025 and 2024. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2025 and December 31, 2024:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2025	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2024	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$4.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.3	4.0	Prepaid expenses and other current assets
	$1.3	$8.1
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.1	$—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.6	4.2	Other current liabilities
	$5.7	$4.2

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2025
Foreign exchange currency contracts	$1.3	$(1.3)	$—
Total	$1.3	$(1.3)	$—
December 31, 2024
Foreign exchange currency contracts	$8.1	$(3.1)	$5.0
Total	$8.1	$(3.1)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2025
Foreign exchange currency contracts	$5.7	$(1.3)	$4.4
Total	$5.7	$(1.3)	$4.4
December 31, 2024
Foreign exchange currency contracts	$4.2	$(3.1)	$1.1
Total	$4.2	$(3.1)	$1.1

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2025 and December 31, 2024, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involved the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company had incurred total pre-tax expenses of approximately $92.5 million from the inception through the end of the Transformation Program, which was completed as of December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company incurred zero and $9.4 million, respectively, of pre-tax expenses which were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. No expenses were incurred in the three months ended September 30, 2025 and 2024.

Costs related to the Transformation Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Cumulative costs incurred to date as of September 30, 2025
	(in millions)
Professional fees	$—	$—	$—	$1.5	$26.5
Retention and separation	—	—	—	7.8	64.4
Other	—	—	—	0.1	1.6
Total	$—	$—	$—	$9.4	$92.5

Changes in the liabilities related to the Transformation Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2024	$—	$4.7	$—	$4.7
Expenses	—	—	—	—
Cash payments	—	(2.6)	—	(2.6)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2025	$—	$2.1	$—	$2.1

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company has incurred total pre-tax expenses of approximately $73.9 million through September 30, 2025, of which $0.8 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $68.2 million for the nine months ended September 30, 2025 and 2024, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program based on actual expenses incurred to date and expected future expenses. The Restructuring Program was substantially completed as of December 31, 2024.

Costs related to the Restructuring Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	Cumulative costs incurred to date as of September 30, 2025
	(in millions)
Professional fees	$—	$0.3	$(0.5)	$4.5	$4.1
Retention and separation	0.8	2.4	5.3	63.7	69.8
Other	—	—	—	—	—
Total	$0.8	$2.7	$4.8	$68.2	$73.9

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2024	$0.5	$3.2	$—	$3.7
Expenses	(0.5)	5.3	—	4.8
Cash payments	—	(7.6)	—	(7.6)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2025	$—	$0.9	$—	$0.9

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $4.2 million through September 30, 2025, of which $0.6 million and $4.2 million for the three and nine months ended September 30, 2025, respectively, were recognized in selling, general, and administrative expenses within its condensed consolidated statements of income. For the first phase of the Technology Realignment Program, the Company expects to incur total pre-tax expenses of approximately $5 million based on actual expenses incurred to date and expected future expenses. The Company expects to complete the first phase of the Technology Realignment Program in 2025. Since the Company is still assessing the scope, timing, and execution plan of any potential additional phases, these estimated amounts are preliminary and accordingly the Company cannot estimate the amounts to be incurred for the program in totality.

Costs related to the Technology Realignment Program were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025	Cumulative costs incurred to date as of September 30, 2025
	(in millions)
Professional fees	$—	$—	$—
Retention and separation	0.6	4.2	4.2
Other	—	—	—
Total	$0.6	$4.2	$4.2

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$—	$4.2	$—	$4.2
Cash payments	—	(3.1)	—	(3.1)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2025	$—	$1.1	$—	$1.1

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $51.8 million and $47.5 million as of September 30, 2025 and December 31, 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Accrued compensation	$132.6	$148.1
Accrued service fees to China independent service providers	25.8	25.8
Accrued advertising, events, and promotion expenses	48.0	52.0
Accrued interest	59.6	31.8
Current operating lease liabilities	37.6	39.7
Advance sales deposits	87.5	75.0
Income taxes payable	13.5	12.6
Other accrued liabilities	140.7	157.8
Total	$545.3	$542.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $70.7 million and $67.3 million and deferred income tax liabilities of $17.8 million and $17.7 million as of September 30, 2025 and December 31, 2024, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2024 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including Part II, Item 1A, Risk Factors and our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and Part I, Item 1A, Risk Factors, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the nine months ended September 30, 2025, we instituted pricing actions in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2024. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was less than 1% of our consolidated total assets as of September 30, 2025.

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

Volume Points by Geographic Region

As previously disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 10-K, considering the recent changes to Volume Point values in certain regions and Management’s recent assessment of its value and continued usefulness, Management has decided to no longer disclose the Volume Points by Geographic Region going forward.

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

Summary Financial Results

Net sales were $1,273.7 million and $3,754.5 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $33.4 million, or 2.7%, and decreased $31.2 million, or 0.8%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 3.2% and 1.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 2.7% increase in net sales for the three months ended September 30, 2025 was primarily driven by a 3.5% favorable impact of price increases and a 0.3% increase in sales volume, partially offset by a 0.5% unfavorable impact of fluctuations in foreign currency exchange rates. The 0.8% decrease in net sales for the nine months ended September 30, 2025 was primarily driven by a 2.3% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.7% decrease in sales volume, partially offset by a 3.3% favorable impact of price increases.

Net income attributable to Herbalife was $43.2 million, or $0.42 per diluted share, and $142.9 million, or $1.38 per diluted share, for the three and nine months ended September 30, 2025, respectively. Net income attributable to Herbalife decreased $4.2 million, or 8.9%, and increased $66.5 million, or 87.0%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The decrease in net income attributable to Herbalife for the three months ended September 30, 2025 was mainly due to $10.6 million higher royalty overrides driven by higher net sales and $8.5 million higher income taxes; partially offset by $17.9 million higher gross profit driven by higher net sales. The increase in net income attributable to Herbalife for the nine months ended September 30, 2025 was mainly due to $111.1 million lower selling, general, and administrative expenses driven by lower labor and benefits costs (see Selling, General, and Administrative Expenses below for further discussion), $11.6 million lower royalty overrides driven by lower net sales, and $10.5 million loss on extinguishment of debt in 2024 related to the April 2024 debt refinancing transactions (see Liquidity and Capital Resources below for further discussion); partially offset by $41.5 million higher income taxes and $20.7 million lower gross profit driven by lower net sales.

Net income attributable to Herbalife for the three months ended September 30, 2025 included $6.3 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $0.8 million pre-tax unfavorable impact ($1.0 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $0.6 million pre-tax unfavorable impact ($0.8 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, and a $0.2 million post-tax unfavorable impact of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

Net income attributable to Herbalife for the nine months ended September 30, 2025 included $19.2 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $4.8 million pre-tax unfavorable impact ($3.9 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $4.2 million pre-tax unfavorable impact ($3.4 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, and a $2.8 million pre-tax unfavorable impact ($2.5 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2025 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income attributable to Herbalife for the three months ended September 30, 2024 included a $5.1 million pre-tax unfavorable impact ($4.6 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California, a $2.7 million pre-tax unfavorable impact ($8.0 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $0.6 million post-tax unfavorable impact of Transformation Program expenses, primarily relating to employee retention and separation costs, and a $0.5 million post-tax unfavorable impact of loss on extinguishment of debt related to the April 2024 debt refinancing transactions.

Net income attributable to Herbalife for the nine months ended September 30, 2024 included a $68.2 million pre-tax unfavorable impact ($53.3 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs; $22.1 million pre-tax unfavorable impact ($19.6 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools; $10.5 million pre-tax unfavorable impact ($8.4 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions, a $9.4 million pre-tax unfavorable impact ($7.5 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs, and $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.3	21.7	22.0	22.1
Gross profit	77.7	78.3	78.0	77.9
Royalty overrides(1)	32.7	32.7	32.6	32.6
Selling, general, and administrative expenses(1)	35.1	35.8	35.4	38.0
Other operating income	—	(0.4)	(0.1)	(0.1)
Operating income	9.9	10.2	10.1	7.4
Interest expense, net	4.0	4.5	4.1	4.0
Other expense, net	—	—	—	0.3
Income before income taxes	5.9	5.7	6.0	3.1
Income taxes	2.5	1.9	2.2	1.1
Net income	3.4%	3.8%	3.8%	2.0%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,202.4 million and $3,538.4 million for the three and nine months ended September 30, 2025, respectively, representing an increase of $36.9 million, or 3.2%, and a decrease of $15.6 million, or 0.4%, respectively, as compared to the same periods in 2024. In local currency, net sales increased 3.7% and 2.0% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 3.2% increase in net sales for the three months ended September 30, 2025 was primarily due to a 3.7% favorable impact of price increases and a 0.8% increase in sales volume, partially offset by a 0.5% unfavorable impact of fluctuations in foreign currency exchange rates and a 0.8% unfavorable impact of sales mix. The 0.4% decrease in net sales for the nine months ended September 30, 2025 was primarily due to a 2.5% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.3% decrease in sales volume, partially offset by a 3.5% favorable impact of price increases.

For a discussion of China’s net sales for the three and nine months ended September 30, 2025, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales, Royalty overrides, and service fees to our independent service providers in China.

The Primary Reporting Segment reported contribution margin of $510.6 million, or 42.5% of net sales, and $1,518.1 million, or 42.9% of net sales for the three and nine months ended September 30, 2025, respectively, representing an increase of $8.4 million, or 1.7%, and $1.0 million, or 0.1%, respectively, as compared to the same periods in 2024. The 1.7% increase in contribution margin for the three months ended September 30, 2025 was primarily the result of a 6.0% favorable impact of price increases and a 0.8% favorable impact of sales volume increases, partially offset by a 2.9% unfavorable impact of foreign currency fluctuations, a 1.5% unfavorable impact of sales mix, and a 0.7% unfavorable impact of cost changes related to self-manufacturing and sourcing. The 0.1% increase in contribution margin for the nine months ended September 30, 2025 was primarily the result of a 5.7% favorable impact of price increases, partially offset by a 3.9% unfavorable impact of foreign currency fluctuations and a 1.3% unfavorable impact of sales volume decreases.

China reported contribution margin of $28.2 million and $80.1 million for the three and nine months ended September 30, 2025, respectively, representing an increase of $2.6 million, or 10.2%, and $0.5 million, or 0.6%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 10.2% increase in contribution margin for the three months ended September 30, 2025 was primarily the result of a 20.6% favorable impact of sales mix and a 2.2% favorable impact of cost changes related to self-manufacturing and sourcing, partially offset by an 11.4% unfavorable impact of sales volume decreases and a 2.6% unfavorable impact of higher inventory write-downs. The 0.6% increase in contribution margin for the nine months ended September 30, 2025 was primarily the result of a 10.0% favorable impact of sales mix and a 2.4% favorable impact of cost changes related to self-manufacturing and sourcing, partially offset by a 10.4% unfavorable impact of sales volume decreases and a 1.3% unfavorable impact of higher inventory write-downs.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
	(Dollars in millions)
North America	$263.1	$260.4	1.0%	$789.9	$809.4	(2.4)%
Latin America	229.6	207.1	10.9%	646.5	633.0	2.1%
EMEA	272.3	261.9	4.0%	833.5	827.6	0.7%
Asia Pacific	437.4	436.1	0.3%	1,268.5	1,284.0	(1.2)%
China	71.3	74.8	(4.7)%	216.1	231.7	(6.7)%
Worldwide	$1,273.7	$1,240.3	2.7%	$3,754.5	$3,785.7	(0.8)%

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

North America

The North America region reported net sales of $263.1 million and $789.9 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $2.7 million, or 1.0%, and decreased $19.5 million, or 2.4%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 1.1% and decreased 2.3% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. While sales volume was flat, the 1.0% increase in net sales for the three months ended September 30, 2025 was primarily due to a 2.3% favorable impact of price increases, partially offset by a 1.2% unfavorable impact of sales mix. The 2.4% decrease in net sales for the nine months ended September 30, 2025 was primarily due to a 4.6% decrease in sales volume, partially offset by a 2.8% favorable impact of price increases. North America’s sales volume was flat for the three months ended September 30, 2025, as compared to the same period in 2024, after having a decrease for the same period in 2024, and saw a sales volume decrease for the nine months ended September 30, 2025 as compared to the same period in 2024, and the decrease was less than the prior year period decrease.

Net sales in the U.S. were $256.4 million and $769.4 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $2.9 million, or 1.1%, and decreased $18.1 million, or 2.3%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024.

We are supporting Members with new product launches, such as our healthy lifespan supplement and our MultiBurn product, an innovative nonpharmaceutical weight loss supplement, a training and recognition program, targeted communications and sales incentives, as well as modernizing our technological tools including the launch of digital start-up kits and E-commerce tools, in order to enhance our Members’ ability to market and sell our products and promote business opportunities. The majority of the region implemented 2.3% price increases during January 2025. During March 2024, the region implemented 3.0% price increases.

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

Latin America

The Latin America region reported net sales of $229.6 million and $646.5 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $22.5 million, or 10.9%, and $13.5 million, or 2.1%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 10.7% and 10.3% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 10.9% increase in net sales for the three months ended September 30, 2025 was due to a 5.7% favorable impact of net price increases, a 2.6% favorable impact of sales mix, and a 2.4% increase in sales volume. The 2.1% increase in net sales for the nine months ended September 30, 2025 was due to a 4.6% favorable impact of net price increases, a 3.3% increase in sales volume, and a 2.3% favorable impact of sales mix, partially offset by an 8.2% unfavorable impact of fluctuations in foreign currency exchange rates. Latin America’s sales volume increased for the three months ended September 30, 2025, as compared to the same period in 2024, and the increase was less than the prior year period increase, and saw a sales volume increase for the nine months ended September 30, 2025 as compared to the same period in 2024, after having a decrease for the same period in 2024.

Net sales in Mexico were $146.8 million and $410.5 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $15.3 million, or 11.6%, and decreased $4.6 million, or 1.1%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 10.1% and 9.0% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had a favorable impact of $1.9 million and an unfavorable impact of $41.9 million on net sales for the three and nine months ended September 30, 2025, respectively. Mexico’s sales volume increased 3.0% and 2.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. We believe, recent localized initiatives, new product launches, and other promotional efforts have provided additional support for members while macroeconomic conditions, such as a slowdown in the economy and prolonged high interest rates, have created challenges for Members’ and Members’ Nutrition Club operations, which continue to be an important DMO in the market. The market saw a 4.2% price increase during February 2025. During March 2024, the Mexico market implemented a 5.25% price increase.

Across other markets, net sales increased and were greatest for Peru, Bolivia, and Ecuador for the three months ended September 30, 2025, compared to the same period in 2024, and Peru, Bolivia, and Guatemala markets for the nine months ended September 30, 2025, compared to the same period in 2024. The majority of markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2025 and 2024. During the second quarter of 2024, most markets within the Latin America region, excluding Mexico, implemented a 5% price reduction and Marketing Plan changes to enhance the competitiveness of our product pricing and aiming to stimulate incremental growth in volume. We believe these changes, coupled with other promotional efforts and new product launches, may have been a contributing factor for the increases in sales volume for certain markets in the region during the nine months ended September 30, 2025.

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

EMEA

The EMEA region reported net sales of $272.3 million and $833.5 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $10.4 million, or 4.0%, and $5.9 million, or 0.7%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 2.3% and 1.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 4.0% increase in net sales for the three months ended September 30, 2025 was primarily due to a 5.3% favorable impact of price increases and a 1.7% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 1.9% decrease in sales volume and a 1.2% unfavorable impact of sales mix. The 0.7% increase in net sales for the nine months ended September 30, 2025 was primarily due to a 4.6% favorable impact of price increases and a 1.0% favorable impact of sales mix, partially offset by a 4.1% decrease in sales volume and a 0.8% unfavorable impact of fluctuations in foreign currency exchange rates. EMEA region’s sales volume decreased for the three and nine months ended September 30, 2025 as compared to the same periods in 2024, and the decreases were less than the prior year period decreases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

In the majority of our markets across the region net sales increased for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024. However, certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the current quarter and first nine months of 2025, as compared the same periods in 2024, with the greatest declines occurring in Spain. Our Russia entity had no sales during the nine months ended September 30, 2025 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products from Kazakhstan, among other neighboring markets, led to increases in net sales for Kazakhstan during the three and nine months ended September 30, 2025, as compared to the same periods during 2024.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2025 and 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $437.4 million and $1,268.5 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $1.3 million, or 0.3%, and decreased $15.5 million, or 1.2%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 2.8% and 1.1% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 0.3% increase in net sales for the three months ended September 30, 2025 was primarily due to a 2.7% favorable impact of price increases and a 1.8% increase in sales volume, partially offset by a 2.5% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.6% unfavorable impact of sales mix. The 1.2% decrease in net sales for the nine months ended September 30, 2025 was primarily due to a 2.3% unfavorable impact of fluctuations in foreign currency exchange rates, a 1.1% unfavorable impact of sales mix, and a 0.5% decrease in sales volume, partially offset by a 2.7% favorable impact of price increases. The Asia Pacific region saw a sales volume increase for the third quarter of 2025, compared to the same period in 2024, after having a decrease for the same period in 2024, and saw a sales volume decrease for the nine months ended September 30, 2025, compared to the same period in 2024, after having an increase for the same period in 2024.

Net sales in India were $226.4 million and $639.3 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $8.1 million, or 3.7%, and $12.9 million, or 2.1%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 8.1% and 5.8% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $9.6 million and $23.7 million on net sales for the three and nine months ended September 30, 2025, respectively. The sales volume in India increased 4.8% and 2.9% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Our growth rate in the India market for the nine months ended September 30, 2025 was less than the growth rate experienced during the same period in 2024. To stimulate consumer spending, the India government announced a reduction in Goods and Services Tax (“GST”) rates across multiple sectors, effective on September 22, 2025, which resulted in a tax rate reduction from 18% to 5% for the majority of our products being sold to our Members. This reduction on the GST rate may have had a favorable impact on our net sales for the third quarter of 2025. We continue to promote our brand, such as through sports sponsorships and in-person events. The India market had no price increase during the nine months ended September 30, 2025. During November 2024, the India market implemented a 3.0% price increase.

Net sales in Vietnam were $71.5 million and $207.1 million for the three and nine months ended September 30, 2025, respectively. Net sales increased $1.8 million, or 2.6%, and decreased $1.1 million, or 0.5%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales increased 7.7% and 3.2% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $3.6 million and $7.7 million on net sales for the three and nine months ended September 30, 2025, respectively. The sales volume in Vietnam increased 4.8% and was flat for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. Focus areas for the Vietnam market include sports sponsorships, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor. The market implemented a 2.5% price increase in March 2025. During March 2024, the market implemented a 3.5% price increase. Further, changes to direct-selling regulations in the market were approved by the Vietnam government in April 2023; we continue to work closely with the Vietnam government to monitor their interpretations of these regulations, and address them accordingly. In January 2025, the Vietnam government renewed our direct selling license, which will remain valid until January 2030, at which time we will seek its renewal.

Across several other markets, net sales were down for both the three and nine months ended September 30, 2025 as compared to the same periods in 2024, with the greatest declines in South Korea, Taiwan, and Indonesia. We continued to see a decline of new Members for some markets. In addition, Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2025 and 2024.

China

The China region reported net sales of $71.3 million and $216.1 million for the three and nine months ended September 30, 2025, respectively. Net sales decreased $3.5 million, or 4.7%, and $15.6 million, or 6.7%, for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. In local currency, net sales decreased 4.8% and 6.5% for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024. The 4.7% decrease in net sales for the three months ended September 30, 2025 was primarily due to a 11.5% decrease in sales volume, partially offset by a 6.7% favorable impact of sales mix. The 6.7% decrease in net sales for the nine months ended September 30, 2025 was primarily due to a 10.4% decrease in sales volume, partially offset by a 3.9% favorable impact of sales mix. China saw a sales volume decrease for the third quarter of 2025, compared to the same period in 2024, and the decrease was less than the prior year period decrease, and saw a sales volume decrease for the nine months ended September 30, 2025, compared to the same period in 2024, after having flat sales volume for the same period in 2024. The China region had no price increase during the nine months ended September 30, 2025 and during the twelve months ended December 31, 2024.

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

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2025	September 30, 2024	% Change	September 30, 2025	September 30, 2024	% Change
	(Dollars in millions)
Weight Management	$699.3	$689.7	1.4%	$2,061.4	$2,105.1	(2.1)%
Targeted Nutrition	376.3	366.6	2.6%	1,116.8	1,122.9	(0.5)%
Energy, Sports, and Fitness	158.7	142.2	11.6%	457.7	430.1	6.4%
Outer Nutrition	19.5	21.0	(7.1)%	58.1	61.9	(6.1)%
Literature, Promotional, and Other	19.9	20.8	(4.3)%	60.5	65.7	(7.9)%
Total	$1,273.7	$1,240.3	2.7%	$3,754.5	$3,785.7	(0.8)%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $989.5 million and $971.6 million for the three months ended September 30, 2025 and 2024, respectively, and $2,928.2 million and $2,948.9 million for the nine months ended September 30, 2025 and 2024, respectively. Gross profit as a percentage of net sales was 77.7% and 78.3% for the three months ended September 30, 2025 and 2024, respectively, or an unfavorable net decrease of 65 basis points, and 78.0% and 77.9% for the nine months ended September 30, 2025 and 2024, respectively, or a favorable net increase of 10 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2025 as compared to the same period in 2024 included the unfavorable impact of foreign currency fluctuations of 94 basis points; unfavorable cost changes related to self-manufacturing and sourcing of 25 basis points; unfavorable other cost changes of 13 basis points; the unfavorable impact of higher inventory write-downs of 8 basis points; and unfavorable changes in sales mix of 6 basis points; partially offset by the favorable impact of price increases of 81 basis points.

The increase in gross profit as a percentage of net sales for the nine months ended September 30, 2025 as compared to the same period in 2024 included the favorable impact of price increases of 77 basis points; and favorable cost changes related to self-manufacturing and sourcing of 5 basis points; partially offset by the unfavorable impact of foreign currency fluctuations of 55 basis points; the unfavorable impact of higher inventory write-downs of 12 basis points; and unfavorable changes in sales mix of 5 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $416.1 million and $405.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1,224.4 million and $1,236.0 million for the nine months ended September 30, 2025 and 2024, respectively. Royalty overrides as a percentage of net sales were 32.7% for both the three months ended September 30, 2025 and 2024, and 32.6% for both the nine months ended September 30, 2025 and 2024.

Royalty overrides as a percentage of net sales remained flat for the three and nine months ended September 30, 2025, as compared to the same periods in 2024. This was primarily due to favorable changes in mix of products and countries, offset by lower net sales in China as a proportion of our total worldwide net sales. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. The majority of service fees to our independent service providers in China are included in selling, general, and administrative expenses while Member compensation for all other countries is included in Royalty overrides.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $447.6 million and $444.0 million for the three months ended September 30, 2025 and 2024, respectively, and $1,327.4 million and $1,438.5 million for the nine months ended September 30, 2025 and 2024, respectively. Selling, general, and administrative expenses as a percentage of net sales were 35.1% and 35.8% for the three months ended September 30, 2025 and 2024, respectively, and 35.4% and 38.0% for the nine months ended September 30, 2025 and 2024, respectively.

The $3.6 million slight increase in selling, general, and administrative expenses for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by $6.1 million in higher Member events and promotions.

The $111.1 million decrease in selling, general, and administrative expenses for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily driven by $106.4 million in lower labor and benefits costs and $15.3 million in lower professional fees primarily from lower expenses related to the Digital Transformation Program. The decrease in labor and benefit costs includes lower employee bonus accruals, lower employee retention and separation costs related to the Restructuring Program and the Transformation Program, and savings on labor cost resulting from the restructuring initiatives.

See Note 13, Restructuring Activities, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Operating Income

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended September 30, 2025. The $5.0 million of other operating income for the three months ended September 30, 2024 consisted of $5.0 million of government grant income for China.

The $4.8 million of other operating income for the nine months ended September 30, 2025 consisted of $4.8 million of government grant income for China. The $5.0 million of other operating income for the nine months ended September 30, 2024 consisted of $5.0 million of government grant income for China.

See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in millions)
Interest expense	$53.0	$59.4	$163.0	$161.4
Interest income	(2.0)	(2.9)	(6.4)	(9.3)
Interest expense, net	$51.0	$56.5	$156.6	$152.1

The decrease in interest expense, net for the three months ended September 30, 2025 as compared to the same period in 2024 was primarily due to a decrease in our overall weighted-average borrowings. The increase in interest expense, net for the nine months ended September 30, 2025 as compared to the same period in 2024 was primarily due to an increase in our weighted-average interest rate as a result of the April 2024 debt refinancing transactions and lower interest income earned as a result of a lower average balance on interest-bearing cash and cash equivalents, partially offset by a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Expense, Net

The $10.5 million of other expense, net for the nine months ended September 30, 2024 consisted of a loss on the extinguishment of the 2018 Credit Facility and the partial redemption of the 2025 Notes (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

Income Taxes

Income taxes were $31.7 million and $23.2 million for the three months ended September 30, 2025 and 2024, respectively, and $81.9 million and $40.4 million for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 42.4% and 32.9% for the three months ended September 30, 2025 and 2024, respectively, and 36.5% and 34.6% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to changes in the geographic mix of our income partially offset by an increase in tax benefits from discrete events. The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to a decrease in tax benefits from discrete events partially offset by changes in the geographic mix of our income.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the nine months ended September 30, 2025, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $305.5 million cash and cash equivalents as of September 30, 2025 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the nine months ended September 30, 2025, we generated $235.0 million of operating cash flow as compared to $215.8 million of operating cash flow generated for the same period in 2024. The increase in our operating cash flow was the result of $101.8 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $82.6 million of unfavorable changes in operating assets and liabilities. The $101.8 million of higher net income excluding non-cash and reconciling items was primarily driven by lower selling, general and administrative expense and royalty overrides, partially offset by lower gross profit driven by lower net sales, and higher income taxes (See Summary Financial Results above for further discussion). The $82.6 million of unfavorable changes in operating assets and liabilities was primarily the result of unfavorable changes in other current liabilities driven by higher employee bonus payments as well as lower employee bonus accruals, and unfavorable changes in receivables.

Capital expenditures, including accrued capital expenditures, were $61.0 million and $83.6 million for the nine months ended September 30, 2025 and 2024, respectively. The majority of these expenditures during the nine months ended September 30, 2025 represented investments in management information systems, including initiatives to develop enhanced Member tools which includes our $400 million multi-year Digital Technology Program that is focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide enhanced digital capabilities and experiences to our Members, which we also refer to as Herbalife One. We expect to continue our investments in these areas and expect to incur total capital expenditures of approximately $80 million to $90 million for the full year 2025, which includes Herbalife One. We have incurred approximately $352.7 million of implementation costs relating to Herbalife One as of September 30, 2025. In addition, based on the Herbalife One implementation costs incurred, we began to recognize non-cash amortization expenses during the first quarter of 2024 and recognized approximately $35 million of these non-cash amortization expenses within our full-year 2024 consolidated statement of income, and we expect to recognize $40 million to $45 million of non-cash amortization expenses for the full-year 2025 and recognize similar amounts of non-cash amortization expenses thereafter, which could vary depending on the total actual future Herbalife One related expenditures and the associated timing of future technology being available for deployment. The capital expenditures relating to Herbalife One, are separate to the Transformation Program described further below.

During 2025, separate from the capital expenditures described above, we acquired certain assets of Pruvit, Pro2col LLC, and of Link BioSciences Inc. for an aggregate consideration of approximately $25.5 million, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. These acquisitions are subject to post-closing performance targets that may lead to additional cash payments to the sellers. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further information relating to our 2025 acquisitions.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involved the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program delivered annual savings of approximately $110 million with approximately $70 million of savings realized in 2023 and approximately $110 million of annual savings realized in 2024 and thereafter. We have incurred total pre-tax expenses of approximately $92.5 million from the inception through the end of the Transformation Program, which was completed as of December 31, 2024. During the nine months ended September 30, 2025 and 2024, we incurred zero and $9.4 million, respectively, of pre-tax expenses which were recognized in selling, general, and administrative expenses within our condensed consolidated statements of income. We did not incur any related expenses during the three months ended September 30, 2025 and 2024. In addition, we have incurred approximately $20 million in related capital expenditures from inception through the end of the Transformation Program, primarily relating to technology, to support the initiative.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. The Restructuring Program is expected to deliver annual savings of at least $80 million beginning in 2025 with at least $50 million of savings already realized in 2024. We also expect to incur total pre-tax expenses of approximately $74 million relating to the Restructuring Program, and we have incurred total pre-tax expenses of approximately $73.9 million through September 30, 2025, of which $0.8 million and $2.7 million were incurred in the three months ended September 30, 2025 and 2024, respectively, and $4.8 million and $68.2 million were incurred in the nine months ended September 30, 2025 and 2024, respectively, and recognized in selling, general, and administrative expenses within the condensed consolidated statement of income. The Restructuring Program was substantially completed as of December 31, 2024.

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The first phase of the Technology Realignment Program is expected to deliver annual savings of approximately $9 million beginning in 2026 with approximately $6 million of savings expected to be realized in 2025. We also expect to incur total pre-tax expenses of approximately $5 million relating to the first phase of the Technology Realignment Program in 2025, and we have incurred total pre-tax expenses of approximately $0.6 million and $4.2 million for the three and nine months ended September 30, 2025, respectively, which were recognized in selling, general, and administrative expenses within the condensed consolidated statement of income. We expect to complete the first phase of the Technology Realignment Program in 2025. Since we are still assessing the scope, timing, and execution plan of any potential additional phases, these estimated amounts are preliminary and accordingly we cannot estimate the amounts to be incurred for the program in totality.

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and we incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. We may prepay the 2024 Term Loan B at a 101% premium on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, we may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility.

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

Borrowings utilizing SOFR under the 2024 Credit Facility use Adjusted Term SOFR. The applicable interest rates on our borrowings under the 2024 Term Loan B, as amended, bear interest at either, the Adjusted Term SOFR, which is the rate per annum equal to Term SOFR plus a rate adjustment based on interest periods of one month, three months, six months and twelve months tenors equaling to approximately 0.11%, 0.26%, 0.43% and 0.72%, respectively, plus a margin of 6.75%, or the base rate, which represents the highest of the Federal Funds Rate plus 0.50%, one-month Adjusted Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, plus a margin of 5.75%. The Adjusted Term SOFR is subject to a floor of 0.00% and the base rate is subject to a floor of 1.00%. The 2024 Term Loan B Facility matures upon the earlier of (i) April 12, 2029, or (ii) March 16, 2028 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date.

Depending on our total leverage ratio, borrowings under the 2024 Revolving Credit Facility bear interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Revolving Credit Facility matures upon the earlier of (i) April 12, 2028, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes, as defined below, exceeds $100.0 million and we exceed certain leverage ratios as of that date. We pay a commitment fee on the 2024 Revolving Credit Facility of, depending on our total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility.

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of September 30, 2025 and December 31, 2024, we were in compliance with its financial covenants under the 2024 Credit Facility.

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

During the nine months ended September 30, 2025, we borrowed an aggregate amount of $552.3 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $542.3 million on amounts outstanding under the 2024 Credit Facility, which included $527.3 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the nine months ended September 30, 2024, we borrowed an aggregate amount of $1,144.5 million, including $944.5 million under the 2024 Credit Facility, which included $544.5 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,636.2 million, including $549.5 million on amounts outstanding under the 2024 Credit Facility, which included $544.5 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. As of September 30, 2025 and December 31, 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $400.0 million and $390.0 million, respectively. Of the $400.0 million outstanding under the 2024 Credit Facility as of September 30, 2025, $375.0 million was outstanding under the 2024 Term Loan B and $25.0 million was outstanding under the 2024 Revolving Credit Facility. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2024. In addition, as of both September 30, 2025 and December 31, 2024, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit and outstanding borrowings, as applicable, as of September 30, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $330 million and $355 million, respectively. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.66% and 10.35%, respectively.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2024 Credit Facility, 2018 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of September 30, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Secured Notes.

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

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of September 30, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

Senior Notes due 2025

In May 2020, we issued $600.0 million aggregate principal amount of senior notes due 2025, or the 2025 Notes. The 2025 Notes were senior unsecured obligations which ranked effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2025 Notes paid interest at a rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021. The 2025 Notes matured on September 1, 2025. In April 2024, we redeemed $300.0 million of the 2025 Notes for an aggregate purchase price of $309.1 million, which included $3.2 million of accrued interest. Separately, in April 2024, we also repurchased $37.7 million of the 2025 Notes in a private transaction for an aggregate purchase price of $38.9 million, which included $0.5 million of accrued interest. In February 2025, we redeemed $65.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $67.3 million, which included $2.3 million of accrued and unpaid interest to the redemption date. Additionally, in June 2025, we redeemed $50.0 million aggregate principal amount of the 2025 Notes for an aggregate purchase price of $51.3 million, which included $1.3 million of accrued and unpaid interest to the redemption date. In September 2025, we repaid the $147.3 million remaining aggregate principal amount of the 2025 Notes upon maturity, as well as $5.8 million of accrued and unpaid interest. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2025 Notes and the partial redemption and repurchases thereof.

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of September 30, 2025, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2025, the total amount of our foreign subsidiary cash and cash equivalents was $286.7 million, of which $18.3 million was held in U.S. dollars. As of September 30, 2025, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $18.8 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of September 30, 2025 and December 31, 2024, we had working capital of $106.3 million and negative working capital of $86.7 million, respectively. The $193.0 million increase in working capital was primarily due to a decrease in current portion of long-term debt along with increases in receivables and inventories, partially offset by a decrease in cash and cash equivalents and an increase in accounts payable. The decrease in current portion of long-term debt was primarily from the repayment of the $262.3 million balance of our 2025 Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2025.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2025, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and nine months ended September 30, 2025 and 2024.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $23.6 million and $14.4 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025 and December 31, 2024, we had goodwill of approximately $101.0 million and $87.7 million, respectively, or an increase of $13.3 million. Of the $13.3 million increase, $7.2 million was due to the business acquisition of Link BioSciences Inc., as further described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and $6.1 million was due to foreign currency translation adjustments. As of both September 30, 2025 and December 31, 2024, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and nine months ended September 30, 2025 and 2024.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2025 and December 31, 2024, the aggregate notional amounts of these contracts outstanding were approximately $68.6 million and $69.9 million, respectively. As of September 30, 2025, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general, and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2025, we recorded assets at fair value of zero and liabilities at fair value of $4.1 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, we recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2025 and December 31, 2024.

As of both September 30, 2025 and December 31, 2024, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2025:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2025
Buy British pound sell Euro	0.87	$18.8	$—
Buy British pound sell U.S. dollar	1.37	10.9	(0.2)
Buy Chinese yuan sell U.S. dollar	7.10	31.4	(0.1)
Buy Czech koruna sell U.S. dollar	20.66	4.2	—
Buy Danish krone sell U.S. dollar	6.33	2.5	—
Buy Euro sell Brazilian real	6.25	1.4	—
Buy Euro sell Chilean peso	1,120.95	1.6	—
Buy Euro sell Chinese yuan	8.35	2.2	—
Buy Euro sell Czech koruna	24.40	0.7	—
Buy Euro sell Hong Kong dollar	9.14	7.1	—
Buy Euro sell Indian rupee	104.43	5.6	—
Buy Euro sell Indonesian rupiah	19,616.70	1.2	—
Buy Euro sell Kazakhstani tenge	642.24	13.7	0.1
Buy Euro sell Korean won	1,645.37	0.7	—
Buy Euro sell Mexican peso	22.97	77.9	(3.9)
Buy Euro sell Peruvian nuevo sol	4.11	4.0	—
Buy Euro sell Swiss franc	0.93	46.0	—
Buy Euro sell Taiwan dollar	35.76	0.7	—
Buy Euro sell U.S. dollar	1.18	100.1	(0.2)
Buy Euro sell Vietnamese dong	31,106.83	24.5	(0.1)
Buy Indonesian rupiah sell U.S. dollar	16,394.99	2.0	—
Buy Korean won sell U.S. dollar	1,386.48	1.5	—
Buy Mexican peso sell Euro	21.68	10.8	0.1
Buy Mexican peso sell U.S. dollar	18.47	17.5	0.1
Buy Norwegian krone sell U.S. dollar	9.84	4.2	(0.1)
Buy Polish zloty sell U.S. dollar	3.62	8.4	—
Buy Romanian leu sell U.S. dollar	4.30	2.4	—
Buy Swedish krona sell U.S. dollar	9.27	3.1	—
Buy Swiss franc sell U.S. dollar	0.79	46.6	(0.2)
Buy Taiwan dollar sell U.S. dollar	30.26	7.9	(0.1)
Buy Thai baht sell U.S. dollar	31.71	2.5	(0.1)
Buy U.S. dollar sell Brazilian real	5.36	2.4	—
Buy U.S. dollar sell British pound	1.36	29.2	0.3
Buy U.S. dollar sell Canadian dollar	1.38	1.8	—
Buy U.S. dollar sell Chilean peso	951.63	2.2	—
Buy U.S. dollar sell Euro	1.17	185.9	(0.1)
Buy U.S. dollar sell Hungarian forint	333.58	1.0	—
Buy U.S. dollar sell Indian rupee	88.39	13.1	0.1
Buy U.S. dollar sell Mexican peso	18.43	7.4	—
Buy U.S. dollar sell Philippine peso	57.30	1.7	—
Buy U.S. dollar sell Taiwan dollar	30.29	1.7	—
Total forward contracts		$708.5	$(4.4)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2025, the aggregate annual maturities of the 2024 Credit Facility were expected to be $5.0 million for the remainder of 2025, $20.0 million for 2026, $20.0 million for 2027, $45.0 million for 2028, and $310.0 million for 2029. As of September 30, 2025, the fair value of the 2024 Term Loan B and 2024 Revolving Credit Facility were approximately $382.3 million and $25.0 million, respectively, and the carrying value was $349.6 million and $25.0 million, respectively. As of December 31, 2024, the fair value of the 2024 Term Loan B was approximately $387.3 million, and the carrying value was $359.9 million. The outstanding borrowings on the 2024 Revolving Credit Facility as of September 30, 2025 and December 31, 2024, were $25.0 million and zero, respectively. The 2024 Credit Facility bears variable interest rates, and as of September 30, 2025 and December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.66% and 10.35%, respectively.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $4.0 million, respectively.

As of September 30, 2025, the fair value of the 2029 Secured Notes was approximately $873.2 million and the carrying value was $772.5 million. As of December 31, 2024, the fair value of the 2029 Secured Notes was approximately $851.3 million and the carrying value was $768.2 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $4.4 million or increase by approximately $4.5 million, respectively.

As of September 30, 2025, the fair value of the 2028 Convertible Notes was approximately $262.1 million and the carrying value was $273.0 million. As of December 31, 2024, the fair value of the 2028 Convertible Notes was approximately $215.3 million, and the carrying value was $271.9 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

In September 2025, the 2025 Notes matured and were repaid in full. As of December 31, 2024, the fair value of the 2025 Notes was approximately $263.0 million and the carrying value was $261.8 million. The 2025 Notes paid interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021.

As of September 30, 2025, the fair value of the 2029 Notes was approximately $529.2 million and the carrying value was $596.1 million. As of December 31, 2024, the fair value of the 2029 Notes was approximately $421.5 million and the carrying value was $595.4 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.3 million or increase by approximately $17.0 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
noncompliance by us or our Members with any privacy, artificial intelligence and data protection laws, rules, or regulations or any security breach involving the misappropriation, loss, or other unauthorized use or disclosure of confidential information;
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

Additional factors and uncertainties that could cause actual results or outcomes to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 1A, Risk Factors and in our Condensed Consolidated Financial Statements and the related Notes, and in Part I, Item 1A, Risk Factors, of the 2024 10-K. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2024 10-K and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Q2 10-Q”). When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. Except as set forth below, there have been no material changes to our risk factors disclosed in the 2024 10-K, as supplemented by the Q2 10-Q.

Our actual or perceived failure to comply with privacy, artificial intelligence (AI) and data protection laws, rules, and regulations could materially harm our business, financial condition, and operating results.

Our business requires the collection, transmission, and retention of large volumes of confidential and proprietary information, including personal information of our Members, customers, leads, vendors, and employees in various information technology systems that we maintain and in those maintained by third parties with which we interact. For example, we introduced the beta version of our Pro2col platform, which will increase the amount of information collected, transmitted and retained. Anyone who is able to circumvent our security measures or those of our third-party service providers could misappropriate such confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our information technology infrastructure, damage our reputation, or otherwise damage our business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches, and the potential risk of security breaches may increase as we introduce new technology systems and services. Any actual security breaches could result in legal and financial exposure, including litigation and other potential liability, reduced Member usage of our systems or digital platforms and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, and operating results and our reputation as a brand, business partner, and employer. In addition, employee error or malfeasance or other errors in the storage, use, or transmission of any such information could result in disclosure to third parties. If this should occur, we could incur significant expenses addressing such problems. Since we collect and store Member, customer, and vendor information, including credit card, banking, and consumer health information, and data that may be considered biometric data under certain laws, these risks are heightened. In addition, our role as a credit card merchant may also put us at a greater risk of being targeted by hackers and requires us to comply with certain regulatory requirements. See also the risk factor titled “We depend on the integrity and reliability of our information technology infrastructure, and any related interruptions or inadequacies may have a material adverse effect on our business, financial condition, and operating results.”

In addition, the use and handling of certain types of information, including personal, health and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the Vietnam Personal Data Protection Decree, the India Digital Personal Data Protection Act, the European Union General Data Protection Regulation, the Brazil Law on General Data Protection, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, the European Union Payment Services Directive 2, which requires stronger customer authentication for online transactions in that region, the China Personal Information Protection Law, and state consumer health privacy laws, such as Washington’s My Health My Data Act. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personal, health and financial information of our Members and their customers and could present technological challenges and negatively impact our sales. Compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance burden and risk and increased costs for us. Furthermore, as we expand our use of AI, we face additional regulatory risks due to the evolving legal landscape relating to AI, with various jurisdictions, including Europe and certain U.S. states, proposing or enacting AI-related laws. For example, certain of our software applications have the ability to utilize AI and we expect our usage of AI to increase with the rollout of our Pro2col platform and the adoption of certain cloud-based software applications, which could increase this risk. As such, it remains uncertain how AI laws and regulations will impact our business, or the associated cost or risks related to compliance therewith or with respect to embedding compliance mechanisms appropriately and effectively into our operations. If we fail to comply with these privacy, data security, and AI laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 9, 2021, our board of directors authorized a three-year $1.5 billion share repurchase program which had approximately $985.5 million of remaining authorized capacity prior to the share repurchase program expiring on February 9, 2024. This share repurchase program allowed us, which included an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warranted, and to the extent Herbalife Ltd.’s distributable reserves were available under Cayman Islands law. The 2024 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. We did not repurchase any of our common shares during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

10.49#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Agreement (Retirement Vesting)	*
10.50#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement (Retirement Vesting)	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL (included as Exhibit 101)	*

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

Dated: November 5, 2025