Form 10-K
period 2025-12-31
HERBALIFE LTD.
filed 2026-02-18
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

There were 103,365,565 common shares outstanding as of February 11, 2026. The aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates (as defined by regulations of the Securities and Exchange Commission) of the registrant was approximately $762 million as of June 30, 2025, based upon the last reported sales price on the New York Stock Exchange on the last business day of the second fiscal quarter of $8.62.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
our ability to execute our growth and other strategic initiatives (such as restructuring efforts, increased market penetration in existing markets, and personalized product and related technology initiatives);
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

PART I

Item 1. Business

GENERAL

Herbalife is a global health and wellness company, that, for 46 years, has empowered millions of people to reach their nutrition, health and wellness goals using our science-backed products and the individual coaching provided by our network of independent members. We are the number one active and lifestyle nutrition brand in the world and sell the number one protein shake in the world. We provide weight management, targeted nutrition, energy, sports and fitness, and outer nutrition products in 95 markets around the world.

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

We believe that the primary drivers for our success throughout our 46-year history have been a result of the innovations of our Members, which have helped us quickly adapt to changing market conditions and consumer preferences. These innovations have combined with global trends such as the obesity epidemic, increasing interest in fitness, living healthier, and the rise of entrepreneurship, to power our success for the last 46 years and we believe they will continue to power our growth in the future.

OUR PRODUCTS

Our science-backed products are the foundation of our business. We believe that our products help our Members and their customers improve their overall health and wellness and achieve their fitness goals. As of December 31, 2025, we sold 144 product types, which fall into the following categories:

	Percentage of Net Sales
	2025	2024	2023	Description	Representative Products
Weight Management	54.5%	55.4%	56.3%	Meal replacement, protein shakes, drink mixes, weight loss supplements, healthy snacks, and metabolism boosting teas	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Formula 2 Multivitamin Complex, Prolessa™ Duo, and Protein Bars
Targeted Nutrition	30.0%	29.7%	29.2%	Functional beverages and dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Herbal Aloe Concentrate, Active Fiber Complex, Niteworks®, and Herbalifeline®
Energy, Sports, and Fitness	12.2%	11.5%	11.1%	Products that support a healthy active lifestyle	Herbalife24® product line, N-R-G Tea, and Liftoff® energy drink
Outer Nutrition	1.7%	1.7%	1.7%	Facial skin care, body care, and hair care	Herbalife SKIN line, Herbal Aloe Bath and Body Care line, Vritilife®, skincare line, and HL/SKIN line
Literature, Promotional, and Other	1.6%	1.7%	1.7%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs and BizWorks

Our Formula 1 Nutritional Shake Mix, our best-selling product line, approximated 25% of our net sales for the year ended December 31, 2025.

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

We continue to invest in scientific and technical functions to create new and enhance existing products, including research and development, quality control, scientific affairs, and regulatory affairs. Our product development strategy focuses on innovation with the goal of offering consumers choices to meet their needs. To innovate, we look for new ingredients that deliver benefits and results, convenient product delivery formats, new categories for expansion like healthier food and snack options or other consumer preferences. Our development process emphasizes science-based ingredients and product personalization, incorporating feedback from Members and their customers to understand local preferences and needs. For instance, in 2025, we launched HL/Skin, a new skincare line in Europe and Africa, leveraging advanced Korean skincare science. We also expanded into healthy snacking options with the recent launch of Protein Gelato in Brazil. In North America, as part of our mission to lead innovation in metabolic health and weight-loss supplements, we introduced MultiBurn. In addition, to address the fast-growing consumer demand, we also have launched a healthy lifespan brand in North America, Life I/O™, with the initial product, Baseline, designed to support cellular health.

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

COMPETITION

The nutrition industry is highly competitive. Nutrition products are sold through a number of distribution channels, including direct selling, online retailers, specialty retailers, and the discounted channels of food, drug and mass merchandise. Our competitors include companies such as BellRing Brands, Inc., The Hain Celestial Group, Inc., Nestlé S.A., and The Simply Good Foods Company. Additionally, we compete for the recruitment of Members from other direct selling companies, including those that market nutrition products and other entrepreneurial opportunities. Our direct-selling competitors include companies such as Medifast, Inc., Nu Skin Enterprises, Inc., USANA Health Sciences, Inc., and Amway Corp. Our ability to remain competitive depends on many factors, including having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, innovation in our products and services, competitive pricing, a strong reputation, and a financially viable company.

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

For additional information regarding competition, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K.

OUR NETWORK MARKETING PROGRAM

General

People become Herbalife Members for a number of reasons. Many first start out as consumers of our products who want to lose weight or improve their nutrition, and are customers of our Members. Some later join Herbalife and become a Member themselves, which allows them to purchase products directly from us at a discount. Some Members are interested in the entrepreneurial opportunity to build a sustainable business and choose to become a distributor where they can earn compensation based on their sales and the sales of their team. We aim to drive sustainable growth in the sales of our products by increasing the productivity, retention and recruitment of our Member base through the structure of our network marketing program.

Segmentation

In many of our markets, including our largest markets of United States, India and Mexico, we have segmented our Member base into two categories: “preferred members” – who are consumers who wish to purchase product for their own household use, and “distributors” – who are Members who also wish to resell products or build a sales organization. Segmenting our Members allows us to more effectively communicate and market to each group, and provides us with better information about our Members. As of December 31, 2025, we had approximately 6.4 million total Members, including 3.1 million preferred members and 2.3 million distributors in the markets where we have established these two categories and 0.2 million sales representatives and independent service providers in China.

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

Our Marketing Plan and Member Compensation

In addition to benefiting from discounted prices, Members interested in the entrepreneurial opportunity may earn money in several ways under our Marketing Plan. First, Members may earn a retail profit by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at a higher retail price. Second, Members who build a sales team may earn additional income based on the sales activity of their team, which may include commissions and bonuses that we call royalty overrides, production bonuses, and other bonuses in our Marketing Plan. Members earning such compensation have generally attained the level of sales leader as described below. There are also many Members, which include distributors, who do not sponsor others and are generally considered discount buyers or small retailers as they do not receive additional income based on the sales activity of their team. For a separate discussion related to the Member compensation and service fees in China, refer to the “Business in China” section below.

The basis for calculating Marketing Plan payouts, or compensation to our Members, varies depending on product and market. For 2025, we utilized on a weighted-average basis approximately 90% of suggested retail price, to which we applied discounts of up to 50% for distributor allowances and paid commissions and bonuses that total up to 22% in the aggregate, and allocated approximately 1% for an additional bonus known as the Mark Hughes bonus. We believe that the opportunity for Members to earn this Member compensation contributes significantly to our ability to retain our most active and productive Members. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for a further description of Member compensation.

Our Marketing Plan uses point values, known as Volume Points, to each of our products to determine a Member’s level. Outside of the United States and China, a Member accumulates Volume Points when they buy the product from us. In the United States, however, pursuant to a consent order we entered into with the Federal Trade Commission (FTC) in 2016 (“the Consent Order”), a Member does not receive Volume Points for a transaction until the product is sold to a customer at a profit and certain information is collected regarding the sale. To qualify for a higher level within our Marketing Plan, Members must achieve specified sales thresholds based on their own and/or their team’s performance during specified time periods and generally must re-qualify each year. Qualification criteria vary somewhat by market. We have initial qualification methods of up to 12 months to encourage a more gradual qualification, which we believe has helped create more sustainable growth. We believe a gradual qualification approach is important to the success and retention of new sales leaders and benefits the business in the long term as it allows new Members to obtain product and customer experience as well as additional training and education on Herbalife products, and sales strategies prior to qualifying to become a sales leader.

As of December 31, 2025, prior to our February re-qualification process, as described in more detail below, approximately 750,000 of our Members have attained the level of sales leader, of which approximately 723,000 have attained this level in the 94 markets where we use our Marketing Plan and 27,000 have attained this level as independent service providers operating in our China business. See Business in China below for a description of our business in China. The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification process) and by region:

	Number of Sales Leaders
	2025	2024	2023
North America	52,939	58,782	69,586
Latin America	115,471	107,247	118,605
EMEA	154,482	162,424	170,202
Asia Pacific	257,725	242,792	223,714
Total sales leaders	580,617	571,245	582,107
China	22,091	22,794	38,317
Worldwide total sales leaders	602,708	594,039	620,424

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

For the twelve-month re-qualification periods ending January 2026 and January 2025, approximately 70.3% of our sales leaders, excluding China, re-qualified. The table below reflects sales leader re-qualification rates by year and by region, which we refer to as sales leader retention:

	Sales Leader Retention Rate
	2026	2025	2024
North America	77.8%	75.4%	70.3%
Latin America	72.8%	76.3%	70.4%
EMEA	66.5%	65.6%	66.9%
Asia Pacific	69.4%	68.8%	67.4%
Total sales leaders	70.3%	70.3%	68.3%

The Company has adjusted the re-qualification criteria from time to time in response to evolving business objectives and market conditions. For example, in recent years certain markets have allowed Members to utilize a lower re-qualification volume threshold and the Company has continued to expand this lower re-qualification method to additional markets. Separately, with revised business requirements in place following the Consent Order, as described in Regulation—Network Marketing Program below, we utilize a re-qualification equalization factor in the U.S. to better align re-qualification thresholds with other markets. Also, for each of the years presented, the retention results exclude certain markets for which, due to local operating conditions, sales leaders were not required to re-qualify.

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

Product Returns and Buyback Policies

We offer a customer satisfaction guarantee in substantially all markets where our products are sold. If for any reason a customer or preferred member is not satisfied with an Herbalife product, they may return the product within 30 days from the time of receipt for a full refund or credit toward the exchange of another Herbalife product.

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

Together, product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2025, 2024, and 2023.

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

In China, our independent service providers are compensated for marketing, sales support, and other services, instead of the Member allowances and marketing plan payments utilized in our global Marketing Plan. The service hours and related fees eligible to be earned by the independent service providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which can generally be comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each independent service provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services.

RESOURCES

We seek to provide the highest quality products to our Members and their customers through our “seed to feed” strategy, which includes significant investments in obtaining and approving quality ingredients from traceable sources, conducted by scientific personnel through product testing, documentation review and managing the manufacturing process of our products.

Ingredients and Raw Materials

Our seed to feed strategy is rooted in using quality ingredients from traceable sources. We source a significant amount of our ingredients and raw materials from U.S., China, Europe, and India from well-established, reputable suppliers in their respective field. These suppliers typically utilize quality processes, equipment, expertise, and having traceability similar to what we do with our own modern quality processes. As part of our program to ensure the procurement of high-quality ingredients, we test our incoming ingredients and raw materials for compliance to potency, identity, and adherence to strict specifications. Some of our procurement processes for our botanical ingredients stretch back to the farms and includes self-processing of teas and herbal ingredients into finished raw materials at our own facility. As it relates primarily to our tea ingredients, our Changsha, China facility provides high quality tea and herbal raw materials to our manufacturing facilities as well as our third-party contract manufacturers around the world.

Manufacturing

The next key component of our seed to feed strategy involves the high-quality manufacturing of these ingredients and raw materials into finished products, which are produced at both third-party manufacturers and our own manufacturing facilities. As part of our long-term strategy, we seek to expand and increase our self-manufacturing capabilities. Our manufacturing facilities, known as Herbalife Innovation and Manufacturing Facilities, or HIMs, include HIM Lake Forest and HIM Winston-Salem, located in the U.S., and HIM Suzhou, located in China. Our U.S. HIM facilities produce products for the majority of our markets globally which include our larger markets such as the U.S., Mexico and Vietnam but exclude markets such as China and India. Our China HIM facilities produce products primarily for our China market. HIM Winston-Salem is currently our largest manufacturing facility at approximately 800,000 square feet. Together, our HIM facilities produce approximately 46% of our inner nutrition products sold worldwide.

In addition to streamlining certain aspects of our manufacturing processes, we are also exploring methods to reduce costs related to our packaging and handling materials. For example, we are currently modernizing certain of our product packaging which includes implementing solutions to reduce usage of virgin and single-use plastics while incorporating the use of recycled materials. Herbalife is committed to making great products with integrity, quality and utilizing efficient and effective processes.

Our finished products are analyzed for label claims and tested for microbiological purity, thereby verifying that our products comply with food safety standards, meet label claims and have met many other quality standards. In our HIM facilities we have fully-equipped, modern quality control laboratories in the U.S. and China. We have a total of seven laboratories, including four quality control laboratories located in Southern California; Changsha, China; Winston-Salem, North Carolina; and Suzhou, China, as well as three Centers of Excellence laboratories located in Southern California; Changsha, China; and Bangalore, India. All HIM quality control labs contain modern analytical equipment, similar to each other and are backed by the expertise in testing and methods development of our trained scientists. In our U.S. HIM facilities, which manufacture products for the U.S. and most of our international markets, we operate and adhere to the regulations established by the U.S. Food and Drug Administration, or FDA, and strict Current Good Manufacturing Practice regulations, or CGMPs, for foods, acidified foods, and dietary supplements.

We also work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process at approved qualified contract manufacturer labs or third-party labs. For these products manufactured at other facilities, we combine four elements to ensure quality products: (1) the same selectivity and assurance in ingredients as noted above; (2) use of reputable, CGMP-compliant, quality- and sustainability-minded manufacturing partners; (3) supplier qualification through annual audit programs; and (4) significant product quality testing. Globally, we have contract manufacturers strategically located in countries such as India, Italy, U.S., Brazil, South Korea, Taiwan, Germany, and the Netherlands. During 2025, based on our total products produced and then sold worldwide, we purchased approximately 22% of our products from our top three third-party manufacturers.

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

An important part of our seed to feed strategy is having an efficient infrastructure to deliver products to our Members and their customers. We are continuing to improve our distribution channels relating to home delivery as we expect to see continued increasing demands for our products being shipped to our Members in certain of our larger markets. Additionally, as the shift in consumption patterns continue, one focus of this strategy is to optimize product access points in order to reflect an increasing daily consumption focus for our Members and their customers. We have both Company-operated and outsourced distribution points ranging from our “hub” distribution centers in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these distribution points, we partner with certain retail locations to provide Member pickup points in areas which are not well serviced by our distribution points. We have also identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets and consider local Member needs and available resources. In aggregate, we have approximately 900 distribution points and partner retail locations around the world. During 2024, the Company strategically consolidated many of its distribution points in its Mexico market in order to increase the distribution efficiency. In addition to our distribution points, we contract third party-run drop-off locations where we can ship to and Members can pick up ordered products.

We leverage our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences. We also continue to invest in our manufacturing and operational infrastructure to accelerate new products to market and accommodate planned business growth. We invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms to take advantage of the rapid development of technology around the globe to support a more robust Member and customer experience. In addition, we leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives, and we are currently implementing Software-as-a-Service (SaaS) solutions, such as Oracle Fusion Cloud applications. Our investment in technology infrastructure helps support our capacity to grow. In 2021, we also initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involves the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program was completed in 2024 as described further in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K and Note 14, Restructuring Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

REGULATION

General

In markets where we operate, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and other similar constraints that pertain to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale, and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Members, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Members (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); (6) our international operations, such as import/export, currency exchange, repatriation and anti-bribery regulations; (7) antitrust issues; (8) privacy and data protection; and (9) the independent contractor status of our Members. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional information.

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

In Europe, for example, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims documents. EFSA’s opinions, which have been accepted by the European Commission, have limited the use of certain nutrition-specific claims made for foods and food supplements. Accordingly, we revised affected product labels to ensure regulatory compliance.

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

Other Regulations of our Network Marketing Program

On January 4, 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing, or MLM Guidance, which was updated in April 2024. The MLM Guidance explains, among other things, lawful and unlawful compensation structures, the treatment of personal consumption by participants in determining if an MLM’s compensation structure is unfair or deceptive, and how an MLM should approach representations to current and prospective participants. We believe our current business practices, which include new and enhanced procedures implemented in connection with the Consent Order, are in compliance with the MLM Guidance.

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

HUMAN CAPITAL

At Herbalife, our focus on improving lives and our communities is at the core of everything we do. This focus also informs how we value and treat our employees. We seek to provide a work environment where employees can grow and thrive while supporting our Members and their customers. We believe attracting, developing, engaging, and retaining a qualified, talented, and diverse workforce are critical factors that contribute to the success and growth of our business.

We have operations globally, requiring investment to assess local labor market conditions and recruit and retain the appropriate workforce. Having a business presence in multiple domestic and international markets also requires us to monitor local labor and employment laws for which we often engage third-party advisors. We monitor the talent needs of our departments and functions with particular focus on the areas where human capital resources are important to daily operations to allow us to timely manufacture, distribute, and sell products to our Members. As of December 31, 2025, we had approximately 8,500 employees, of which approximately 2,200 were located in the United States.

Talent Acquisition and Development

We seek to attract and retain top talent by utilizing a global recruitment strategy, tools and processes. Globally, we foster inclusive hiring practices to promote a diverse workforce.

Investment in our employees’ professional growth and development is important and helps establish a strong foundation for long-term success. At our Company, we strive to create a learning culture, one in which development is an ongoing focus for all employees and managers. We invest in our employees’ development through a variety of programs. These programs are designed to help our employees grow professionally and strengthen their skills throughout their careers. Examples of these programs include the following:

•
Training Programs – We provide our employees access to external self-directed learning programs as well as an internal learning management system, Herbalife University, which provides professional development courses, technical training, and compliance training to all employees globally.
•
Educational Assistance – Another way we support employees’ professional development is by offsetting a portion of the cost of higher education. Program offerings and eligibility vary by region and may include partial reimbursement of tuition fees incurred for undergraduate and graduate degrees, certificate programs, or skills-based courses.

Compensation and Benefits

Our Board of Directors and its Compensation Committee establish our general compensation philosophy and oversee and approve the development, adoption, and implementation of compensation policies and programs, which are set at a global level, but also adapted to meet local country requirements as needed. We provide competitive base pay aligned to employee positions, skill levels, experience, contributions, and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards based on a pay-for-performance philosophy, recognition programs, and equity awards for employees at certain job grades. Our benefit programs are designed to enhance employee well-being and assist employees in various life events including illness, injury, or disability. We offer benefits that vary worldwide, but may include health insurance, retirement savings programs, employee assistance programs, and a global wellness program designed to promote holistic health and well-being.

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

Our employee wellness program is a critical part of our employer brand and aligns with our identity as a leader in the health and wellness industry. In 2025, we extended our wellness program globally, offering employees a suite of activities to achieve wellness through fitness challenges and movement conditioning routines, nutrition education, intellectual well-being and financial literacy. We have continued to offer the “Industrial Athlete” program, which was launched in 2023 in the U.S. at our US Manufacturing and Distribution facilities, and have expanded this globally in 2025. This program is targeted to help prevent musculoskeletal injuries and improve how our manufacturing employees approach the way they move at work. This initiative includes pre-shift exercise routines led by trained line leaders, enabling employees to engage in light exercises before beginning their shifts and use proper techniques while performing their work duties.

Our Members

We are dependent on our Members to sell and promote our products to their customers. We frequently interact and work directly with our sales leaders to explore ways to support our and our Members’ businesses, and their customers’ personal goals of living a healthier and more active lifestyle. See the Our Network Marketing Program – Our Marketing Plan and Member Compensation section above for sales leader and re-qualification metrics and further discussion on our sales leaders.

Available Information

Our Internet website address is www.herbalife.com and our investor relations website is ir.herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports, as soon as reasonably practical after we file or furnish them to the Securities and Exchange Commission, or SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. In addition to the above-mentioned filings, we make available free of charge on our investor relations website at ir.herbalife.com our Principles of Corporate Governance, our Code of Conduct, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, and Sustainability Committee of our board of directors. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this Annual Report on Form 10-K or any other filing we make with the SEC.

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

Some of the factors, events, and consequences discussed below may have occurred in the past, and the disclosures below are not representations or warranties as to whether or not any factors, events or consequences have occurred in the past, but reflect our beliefs and opinions as to factors, events, or consequences that could have a material adverse effect on our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price in the future.

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
•
We are investing resources in personalized nutrition product offerings, and related technology and support, and our inability to develop, scale, or commercialize these offerings successfully could adversely affect our business, financial condition, and operating results.
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
•
Acquisitions can expose us to significant risks and additional costs
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
•
Our actual or perceived failure to comply with privacy, artificial intelligence (AI), and data protection laws, rules, and regulations could materially harm our business, financial condition, and operating results.
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

In addition, this agreement with our Members provides that we will not make any material changes adverse to our Members to certain aspects of our Marketing Plan that may negatively impact our Members without their approval as described in further detail below. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable Member compensation percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for certain Member compensation payments and discounts unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification in our Marketing Plan for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

We reserved the right to make changes to our Marketing Plan without the consent of our Members in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations. In addition, we may initiate other changes that are adverse to our Members based on an assessment of what will be best for the Company and its Members. Under the agreement with our Members, these other adverse changes would then be submitted to our Member leadership for a vote. The vote would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. While we believe this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members, and generally increased the long-term stability of our business, there can be no assurance that our agreement with our Members will not restrict our ability to adapt our Marketing Plan or our business to the evolving requirements of the markets in which we operate. As a result, our growth may be limited. In addition, from time to time, we may take certain actions or may have certain interpretations of this agreement, such as its scope relating to new offerings, acquisitions, or markets that some or all Members may not agree with, which may cause a disruption in performance.

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

We are investing resources in personalized nutrition product offerings, and related technology and support, and our inability to develop, scale, or commercialize these offerings successfully could adversely affect our business, financial condition, and operating results.

We have invested, and may continue to invest, resources in developing and commercializing personalized product offerings, along with complementary health and wellness technology tools and systems, as part of our broader growth strategy, including Pro2col, our new personalized health operating system. However, there can be no assurance that these efforts will be successful. For example, we may encounter challenges related to design, functionality, user experience, data accuracy, interoperability with third-party systems (including mobile phone and other device operating systems) and updates thereto, and the ability to scale reliably and securely. In addition, there is uncertainty regarding whether Members will adopt these offerings, whether they will integrate effectively with or complement our existing product portfolio, and whether they will drive increased engagement or sales. If Pro2col or other personalized offerings do not perform as intended or achieved expected Member adoption, we may not realize the anticipated benefits of these investments.

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

Our Formula 1 Healthy Meal, which is our best-selling product line, approximated 25% of our net sales for the year ended December 31, 2025. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, or if the replacement product fails to gain market acceptance, our business, financial condition, and operating results could be materially harmed.

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

Our business, including our ability to provide products and services to and manage our Members, depends on the performance and availability of our information technology infrastructure, including our core transactional systems. The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, Volume Points, Member compensation, and other incentives. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. While we continue to invest in our information technology infrastructure, including leveraging artificial intelligence (AI) to enhance operational efficiency and improve services for our Members, and implementing Software-as-a-Service (SaaS) solutions, such as Oracle Fusion Cloud applications, there can be no assurance that there will not be any significant interruptions to such systems, that the systems will be adequate to meet all of our business needs, or that the systems will keep pace with continuing changes in technology, legal and regulatory standards. If our systems experience significant interruptions, fail to perform as intended, prove inadequate for our business needs, or do not keep pace with evolving technology or regulatory requirements, our business, financial condition, and operating results could be materially adversely affected.

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

Any disruptions to, or failures or inadequacies of, our information technology infrastructure that we may encounter in the future may result in substantial interruptions to our operations, expose us to significant liability, and may damage our reputation and our relationships with, or cause us to lose, our Members, especially if the disruptions, failures, or inadequacies impair our ability to track sales and pay compensation and other incentives to our Members, any of which would harm our business, financial condition, and operating results. Any such disruptions, failures, or inadequacies could also create compliance risks under the Consent Order and result in penalties, fines, or sanctions under any applicable laws, regulations or impact our internal control over financial reporting. Furthermore, it may be expensive or difficult to correct or replace any aspect of our information technology infrastructure in a timely manner, if at all, and we may have little or no control over whether any malfunctioning information technology services supplied to us by third parties are appropriately corrected, if at all. We have encountered, and may encounter in the future, errors in our software and our enterprise network, and inadequacies in the software and services supplied by certain of our vendors, although to date none of these errors or inadequacies have had a meaningful adverse impact on our business, financial condition or operating results.

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

Companies across all industries are facing increasing scrutiny relating to their environmental, social, and governance practices from a number of different, and at times contrasting, perspectives. Consumers and investors may impose additional standards and expectations on companies in these areas. Changing consumer preferences and investor focus may result in increased demands regarding the source of origin of our ingredients, the recyclability of, and amount of recycled content contained in, our packaging containers, and other components of our products and supply chain and their respective environmental impact, including on sustainability. These consumer demands, along with regulatory requirements, remain inconsistent and exposes us to unpredictable reporting obligations or business requirements, could require additional transparency, due diligence, and reporting and could cause us to incur additional costs or to make changes to our operations to comply with such demands. We may also determine that certain changes are required in anticipation of further evolution of consumer preferences and demands. We operate in 95 markets worldwide, and concern over climate change and other environmental sustainability matters, has and may in the future result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment, including greenhouse gas emissions regulations, alternative energy policies, and sustainability initiatives, such as single use plastics, which may cause disruptions in the supply and manufacture of our products or an increase in operating and compliance costs. At the same time, stakeholders and regulators in many markets where we operate have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “Anti-ESG” legislation or policies, which may lead to risks that are counter to the above sustainability expectations, requirements, and initiatives, including the repeal of regulations that we may have committed substantial resources to comply that could have been otherwise deployed. If we fail or succeed, or are perceived to fail or succeed, to achieve or maintain any goals, targets, or objectives we may set with respect to ESG matters, if we do not meet or comply with new regulations or evolving consumer, investor, industry, or stakeholder expectations and standards, including those related to reporting, if consumers or investors disagree with our actions or failure to act with respect to ESG matters, including whether we set goals, targets or objectives, or if we are perceived to have not responded appropriately to the concern for ESG matters or are unable to satisfy all stakeholders, we may face legal or regulatory actions, the imposition of fines, penalties, or other sanctions, adverse publicity, and decreased demand from consumers who may stop purchasing our products, or the price of our common shares could decline, any of which could materially harm our reputation or have a material adverse effect on our business, financial condition, or operating results.

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

The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these regulations or the enforcement or interpretation of these regulations by regulators or courts can change. Regulatory authorities also periodically review legislative and regulatory policies and initiatives and may promulgate new or revised regulations. For example, in Vietnam, the government is finalizing amendments to its laws regarding all multi-level businesses. Once effective, these amendments could adversely affect our ability to maintain or renew our direct selling license in Vietnam. Similarly, in 2018, the FTC released its nonbinding Business Guidance Concerning Multi-Level Marketing which it further updated in 2024. The adoption of new regulations, or changes in the interpretations or enforcement of existing regulations, may result in significant compliance costs or require us to change or cease aspects of our network marketing program. In addition, the ambiguity surrounding these regulations can also affect the public perception of the Company and our business model. For example, in the past, allegations regarding the legality of our network marketing program have been raised, which led to intense public scrutiny and significant share price volatility.

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

Our actual or perceived failure to comply with privacy, artificial intelligence (AI), and data protection laws, rules, and regulations could materially harm our business, financial condition, and operating results.

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

In addition, the use and handling of certain types of information, including personal, health, and financial information, is regulated by evolving and increasingly demanding laws, rules, and regulations, such as the Vietnam Personal Data Protection Decree, the India Digital Personal Data Protection Act, the European Union General Data Protection Regulation, the Brazil Law on General Data Protection, the California Consumer Privacy Act, or the CCPA, as amended by the California Privacy Rights Act, the European Union Payment Services Directive 2, which requires stronger customer authentication for online transactions in that region, the China Personal Information Protection Law, and state consumer health privacy laws, such as Washington’s My Health My Data Act. These laws impose continuing, and at times new, responsibilities on our operations, including, among other things, the collection, deletion, disclosure, and maintenance of personal, health, and financial information of our Members and their customers and could present technological challenges and negatively impact our sales. Compliance with these laws, rules, and regulations and potential and actual conflicts amongst them in the various jurisdictions in which we operate have resulted in greater compliance burden and risk and increased costs for us. Furthermore, as we expand our use of AI, we face additional regulatory risks due to the evolving legal landscape relating to AI, with various jurisdictions, including Europe and certain U.S. states, proposing or enacting AI-related laws. For example, certain of our software applications have the ability to utilize AI and we expect our usage of AI to increase with the rollout of our Pro2col platform and the adoption of certain cloud-based software applications, which could increase this risk. As such, it remains uncertain how AI laws and regulations will impact our business, or the associated cost or risks related to compliance therewith or with respect to embedding compliance mechanisms appropriately and effectively into our operations. If we fail to comply with these privacy, data security, and AI laws, rules, and regulations, we could be subject to significant litigation, monetary damages, and regulatory enforcement actions or fines in one or more jurisdictions, which could have a material adverse effect on our operating results.

We are subject to material product liability risks, which could increase our costs and materially harm our business, financial condition, and operating results.

Our ingestible products include vitamins, minerals, botanicals, and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption or use. Although we rely upon published and unpublished safety information, including clinical studies on ingredients used in our products, and conduct limited clinical studies on some key products, unknown adverse reactions resulting from human consumption or use of these ingredients could occur. We have been, and may again be, subjected to various product liability claims regarding our ingestible and other products, including claims that the products contain contaminants, include inadequate instructions as to their uses, and/or include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs and materially adversely affect our business, financial condition, and operating results. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees. Moreover, product liability claims may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may not cover all product liability claims, which may require us to pay substantial monetary damages. Finally, even if our insurance covers a claim, given the level of self-insured retentions that we have accepted under our current product liability insurance policies, which is $10 million, in certain cases we may be subject to the full amount of liability associated with any claims, which could be substantial.

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

Approximately 80% of our net sales for the year ended December 31, 2025 were generated outside the United States, exposing our business to risks associated with international operations. We have invested significant resources in our international operations and expect to continue to do so in the future. However, there are certain risks inherent in doing business in international markets, particularly in the direct-selling industry, which is regulated in many jurisdictions. For example, a foreign government may impose trade restrictions or increased tariffs, require compliance with trade and economic sanctions laws, rules, or regulations, such as those administered by U.S. Customs and Border Protection and the U.S. Treasury Department’s Office of Foreign Assets Control, implement new or change existing trade policies, impose sanctions or counter sanctions or otherwise limit or restrict our ability to import or export products in a cost-effective manner, or at all, any of which could negatively impact our operations. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third-party importers, as well as conflicts between such importers and local governments or regulators.

Our operations in some jurisdictions also may be adversely affected by political, economic, legal, regulatory, and social conditions, or instability, including unfavorable foreign currency impacts, as well as by economic and political tensions between governments, such as tariffs. Changes in United States administrative policy have led to and may in the future lead to new or increased in tariffs for imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States, which could adversely affect our sales to those countries. For example, tariffs and counter tariffs enacted by foreign governments, such as China, Canada or Mexico, that apply to our products or our ingredients have had and may continue to have an adverse impact on the cost and availability of certain ingredients, any of which could adversely affect future sales of our products, particularly if we deem it necessary to increase product prices. These measures may also cause us to discontinue a previously profitable item in one or more markets, including because it is no longer practicable or feasible to produce or sell the product. These actions could also have a disproportionately adverse effect on particular markets in which we operate, such as our Mexico market, which receives a significant amount of its products from our U.S. manufacturing operations. New or continued geopolitical conflicts may also adversely affect our business, including the Russia/Ukraine conflict as discussed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Certain Factors Impacting Results, of this Annual Report on Form 10-K, and the recent conflict in the Middle East. In addition, our compliance with our code of conduct and anti-bribery laws, rules, and regulations may conflict with local customs and practices in certain of the jurisdictions in which we operate. See the risk factor titled “We are subject to the anti-bribery, laws, rules, and regulations of the United States and the other foreign jurisdictions in which we operate.”

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

In addition, any change in applicable tax laws, rules, treaties, or regulations, or their interpretation, could result in a higher effective tax rate on our worldwide earnings. For example, the Organisation for Economic Co-operation and Development, or OECD, has released guidance covering various international tax standards as part of its “base erosion and profit shifting,” or BEPS, initiative. The anticipated implementation of BEPS by non-U.S. jurisdictions in which we operate could result in changes to tax laws, rules, and regulations, including with respect to transfer pricing, that could materially increase our effective tax rate. On October 8, 2021, the OECD issued a statement announcing that 137 of its 140 members had agreed upon two groups of proposals for global tax reform, labeled “Pillar One” and “Pillar Two.” Pillar One is focused on providing a mechanism for taxing rights more closely aligned with market engagement (generally where people or consumers are located). Pillar Two is focused on establishing a global minimum tax rate and would apply when a country’s income tax rate is below a minimum tax rate of at least 15%. On December 20, 2021, the OECD published model rules consistent with the two Pillars announced in its October 2021 statement, and the model rules included the 15% global minimum tax rate previewed as part of Pillar Two in the OECD’s October 2021 statement. In December 2022, the EU member states agreed to implement the OECD framework in their domestic tax laws with a target effective date for the 15% global minimum tax rate in 2024. The OECD issued additional guidance during 2023 through 2025 and may issue additional guidance or interpretive rules in the future. We continue to evaluate and assess the potential impact of the OECD framework on the Company. No assurances can be given that future legislative, regulatory, or judicial developments will not result in an increase in the amount of taxes payable by us. If any such developments occur, our business, financial condition, and operating results could be materially and adversely affected.

Our business in China is subject to general, as well as industry-specific, economic, political, and legal developments and risks and requires that we utilize a modified version of the business model we use elsewhere in the world.

Our business and operations in China, which generated approximately 6% of our net sales for the year ended December 31, 2025, are subject to unique risks and uncertainties related to general economic, political, and legal developments. The Chinese government exercises significant control over the Chinese economy, including by controlling capital investments, allocating resources, setting monetary policy, controlling and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies, and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system, or Chinese governmental, economic, or other policies could have a material adverse effect on our business and operations in China and our prospects generally.

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

In China, we sell our products to and through independent service providers and sales representatives, to preferred customers and other customers, as well as through Company-operated retail platforms when necessary. We also have a social e-commerce business in China, which enables our sales representatives who are also individual e-commerce promoters and independent service providers to promote our products and provide services to customers in China through virtual online stores. Our independent service providers must meet requirements to operate their own business under Chinese law, which prohibits fraudulent or misleading claims and engaging in any pyramid sales schemes, as well as our policies. In China, our independent service providers receive compensation for marketing, sales support, and other services instead of the Member allowances and marketing plan payments utilized in our network marketing program outside China. The service hours and related fees eligible to be earned by the independent service providers are based on a number of factors, including the sales generated through them and through others to whom they may provide marketing, sales support and other services, the quality of their service, and other factors. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally. The Company does this by performing an analysis in our worldwide system to estimate the potential compensation available to the service providers, which can generally be comparable to that of sales leaders in other countries. After adjusting such amounts for other factors and dividing by each service provider’s hourly rate, we then notify each independent service provider the maximum hours of work for which they are eligible to be compensated in the given month. In order for a service provider to be paid, the Company requires each service provider to invoice the Company for their services and submit a timesheet of such services and, upon the Company’s request, service providers may be required to submit additional supporting documents for the Company’s further verification. These and other business model features in China are not common to the business model we employ elsewhere in the world, and we expect our business model in China will continue to incorporate some or all of these features, and any failure of this model or our business or our service providers to comply with Chinese law could materially and negatively impact our business, financial condition, and operating results.

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

Our senior secured credit facility, or the 2024 Credit Facility, and the indentures governing the senior secured notes due April 15, 2029, or the 2029 Secured Notes, and the senior notes due June 1, 2029, or the 2029 Notes, have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

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

If a U.S. shareholder owns 10% or more of our common shares, it may be subject to increased U.S. federal income taxation under the “controlled foreign corporation,” or CFC, rules. A non-U.S. corporation will be classified as a CFC for any particular taxable year, if U.S. persons (including individuals and entities) who own (directly, indirectly, or constructively) 10% or more of the voting power or value of shares, or 10% U.S. Shareholders, own, in the aggregate, more than 50% of the total combined voting power or value of the shares. In determining whether a shareholder is treated as a 10% U.S. Shareholder, the voting power of the shares and any special voting rights, such as to appoint directors, may also be taken into account. In addition, certain constructive ownership rules apply, which attribute share ownership among certain family members and certain entities and their owners. Such constructive ownership rules may also attribute share ownership to persons that are entitled to acquire shares pursuant to an option, such as the holders of our 2028 Convertible Notes.

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

We have a multi-functional incident response plan which provides guidance in the event of a cybersecurity incident. The plan is managed by our Incident Management Team, which includes representation from our Global Security, Cybersecurity, Legal, and Finance departments, among others. The Incident Management Team is responsible for responding to an incident, including tasks such as identifying and assessing the nature of the incident, containing the incident, and coordinating with relevant departments. Depending on the nature or severity of the event, the Incident Management Team may escalate the matter to our Executive Leadership Team, which includes the Chief Executive Officer, Chief Operating Officer, Chief Information Officer, Chief Financial Officer, Chief Legal Officer, and other executives. If necessary, the matter could be escalated to our Board of Directors or any appropriate Board committees, including the Audit Committee, which has oversight responsibility for cybersecurity risk. This structured governance approach is designed to manage cybersecurity incidents with participation and involvement with the appropriate levels of our organization.

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

Communication channels between our cybersecurity teams and other risk management personnel are established to facilitate the timely sharing of information about potential cyber threats. For example, our Data Protection and Information Security working group, which includes representation by our Chief Information Officer, and our Legal, ERM, Information Governance and Finance departments, among others, meets regularly to discuss key risks, strategies and threats related to information security.

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

Our Cybersecurity department is staffed with professionals holding a variety of IT, cybersecurity and audit best practice certifications, including, among others, Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), Certified Information Systems Auditor (CISA), Certified Cloud Security Professional (CCSP), International Organization for Standardization 27001 Lead Auditor Certification (ISO 27001 LA), Certified Information Privacy Professional (IAPP CIPP/CIPM), Alibaba Cloud’s Cloud Security Certification (Ali-ACP), and Certified in Risk and Information Systems Control (CRISC). Our Cybersecurity department also has a training and development program in place so that appropriate skillsets are maintained and/or acquired, and professional certifications remain current.

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

Our cybersecurity program also engages a variety of consultants, auditors and other third parties to support and assist with implementing and maintaining appropriate security measures. Any number of third parties may be engaged to assist in response actions, including, among others, intelligence, product, software and service providers and advisors. Professional services, or consultants, are engaged as needed to help implement, support or advise on a variety of technical matters. Legal counsel, law enforcement and external auditors are also consulted as needed.

We have identified and, in some cases, engaged, third-party experts to allow for quicker engagement if a cybersecurity incident occurs in the future.

Risks from Cybersecurity Threats

As of December 31, 2025 and as of the date of this filing, we are not aware of any risks from cybersecurity threats, including any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or ﬁnancial condition. This statement does not guarantee that future incidents or threats will not have a material impact or that we have not been or are not currently the subject of an undetected incident or threat that may have such an impact.

Item 2. Properties

As of December 31, 2025, we leased the majority of our physical properties. We currently lease approximately 95,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex with the lease term expiring in 2033. We also lease approximately 145,000 square feet, with the lease term expiring in 2036, of general office space in Torrance, California, primarily for our North America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California, Memphis, Tennessee, and Hagerstown, Maryland of approximately 255,000 square feet, 259,000 square feet, and 178,000 square feet, respectively. The Los Angeles, Memphis, and Hagerstown lease agreements have terms through 2031, 2028, and 2032, respectively. In Lake Forest, California, we lease warehouse, manufacturing plant, and office space of approximately 166,000 square feet expiring in 2029. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in 2030. In Changsha, Hunan, China, we are leasing our botanical extraction facility of approximately 154,000 square feet with the term expiring in 2032. In Suzhou, China, we are leasing our manufacturing and warehouse facilities of approximately 122,000 square feet and 87,000 square feet, respectively, under leases expiring in 2034 and 2029, respectively. In Guadalajara, Mexico, we lease approximately 158,000 square feet and 76,000 square feet of office space under leases expiring in 2031 and 2027, respectively, the majority of which houses a Global Business Service Center that supports worldwide operations. In Bangalore, India, we lease approximately 155,000 square feet of office space for our Global Business Service Center, which expires in 2026. We also lease office space for Global Business Service Centers in Querétaro, Mexico; Krakow, Poland; Kuala Lumpur, Malaysia and Dalian, China. In addition to the properties noted above, we also lease other warehouse and office buildings in a majority of our other geographic areas of operation.

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

The closing price of our common shares on February 11, 2026, was $16.56. The approximate number of holders of record of our common shares as of February 11, 2026 was 461. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market-weighted index of publicly traded peers over the five-year period ended December 31, 2025. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index, and the index of publicly traded peers on December 31, 2020 and that all dividends were reinvested. The publicly traded companies in the peer group are BellRing Brands, Inc., Conagra Brands, Inc., Medifast, Inc., Nu Skin Enterprises, Inc., Post Holdings, Inc., The Hain Celestial Group, Inc., and USANA Health Sciences, Inc.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Herbalife Ltd.
S&P 500 Index
Peer Group

	December 31,
	2020	2021	2022	2023	2024	2025
Herbalife Ltd.	$100.00	$85.18	$30.97	$31.76	$13.92	$26.83
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
Peer Group	$100.00	$103.33	$101.56	$94.31	$102.16	$62.22

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

We did not repurchase any of our common shares during the three months ended December 31, 2025. For further information on our share repurchases during the year ended December 31, 2025, see Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1A, Risk Factors, and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-over-year comparisons between 2025 and 2024. Discussions of 2023 items and year-over-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2024, or the 2024 10-K.

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

While we continue to monitor the current global financial environment including the impacts of inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries and other factors, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors, such as foreign exchange rate fluctuations and geopolitical conflicts, can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the twelve months ended December 31, 2025, we instituted pricing actions in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2024. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of December 31, 2025.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Financial Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K for a further discussion of risks related to these matters.

Volume Points by Geographic Region

As previously disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 10-K, considering the changes to Volume Point values in certain regions and Management’s recent assessment of its value and continued usefulness, Management has decided to no longer disclose the Volume Points by Geographic Region going forward.

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

Our “selling expenses” primarily consists of certain compensation to our Members. Our sales leader Members may also earn sales commissions and bonuses, which are also considered Member compensation. Globally, excluding China, while certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn Member compensation for those activities, which is paid based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. This Member compensation is a significant operating expense. In China, our independent service providers are compensated for marketing, sales support, and other services; the majority of these service fees to China independent service providers are also recognized as operating expenses. Member compensation, excluding China, also includes the Mark Hughes bonus payable to some of our most senior Members and other discretionary incentive payments to qualifying Members. Collectively, all of these Member compensation operating expenses are within selling expenses. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional details regarding prior period selling expense amounts being reclassified to conform to current period presentation.

Because of local country regulatory constraints, we may be required to modify our Member incentive plans as described above. We also pay reduced Member compensation with respect to certain products worldwide. Consequently, the total Member compensation percentage may vary over time.

Our “contribution margins” consist of net sales less cost of sales and selling expenses, as discussed further below and described in Note 10, Segment Information, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

“General and administrative expenses” represent our operating expenses, which include labor and benefits, sales events, professional fees, travel and entertainment, Member promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses, and other miscellaneous operating expenses.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	22.1	22.1	23.5
Gross profit	77.9	77.9	76.5
Selling expenses(1)	35.4	35.7	36.1
General and administrative expenses(1)	33.0	34.6	33.6
Other operating income	(0.1)	(0.1)	(0.2)
Operating income	9.6	7.7	7.0
Interest expense	4.3	4.4	3.2
Interest income	0.2	0.3	0.2
Other expense (income), net	—	0.2	—
Income before income taxes	5.5	3.4	4.0
Income taxes	1.0	(1.7)	1.2
Net income	4.5%	5.1%	2.8%

(1)
Prior period amounts were reclassified to conform to current period presentation. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional details.

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. We continue to provide our Members with enhanced technology tools, which includes updated brand sites, for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational, training, and motivational programs and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such programs include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members network with other Members, learn retailing, retention, and recruiting techniques from our leading Members, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. In a number of markets, we have segmented our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we use Member data to similarly categorize Members for communication and promotion efforts.

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the year ended December 31, 2025 as compared to the same period in 2024, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in sales volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

Financial Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Net sales were $5,037.5 million for the year ended December 31, 2025. Net sales increased $44.4 million, or 0.9%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 2.5% for the year ended December 31, 2025 as compared to the same period in 2024. The 0.9% increase in net sales for the year ended December 31, 2025 was primarily driven by a 3.2% favorable impact of price increases, partially offset by a 1.6% unfavorable impact of fluctuations in foreign currency exchange rates and a 0.5% decrease in sales volume.

Net income attributable to Herbalife was $228.3 million, or $2.20 per diluted share, for the year ended December 31, 2025. Net income attributable to Herbalife decreased $26.0 million, or 10.2%, for the year ended December 31, 2025 as compared to the same period in 2024. The decrease in net income attributable to Herbalife for the year ended December 31, 2025 was mainly due to $132.2 million higher income taxes; partially offset by $61.3 million lower general and administrative expenses driven by lower labor and benefits costs (see General and Administrative Expenses below for further discussion), $34.1 million higher gross profit driven by higher net sales, and $10.5 million loss on extinguishment of debt in 2024 related to the April 2024 debt refinancing transactions (see Liquidity and Capital Resources below for further discussion).

Net income attributable to Herbalife for the year ended December 31, 2025 included $36.3 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, an $11.3 million pre-tax unfavorable impact ($8.5 million post-tax) of Goods and Services Tax (“GST”) transition charge related to the September 2025 GST amendments in India, a $9.1 million pre-tax unfavorable impact ($7.5 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, a $7.0 million pre-tax unfavorable impact ($5.9 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, and a $6.2 million pre-tax unfavorable impact ($5.5 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

Net income attributable to Herbalife for the year ended December 31, 2024 included a $147.3 million favorable deferred income tax impacts from corporate reorganization in 2024, a $69.1 million pre-tax unfavorable impact ($51.6 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, a $26.7 million pre-tax unfavorable impact ($24.9 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools, a $13.4 million pre-tax unfavorable impact ($10.3 million post-tax) of Transformation Program expenses, primarily relating to employee retention and separation costs, a $10.5 million pre-tax unfavorable impact ($8.2 million post-tax) of loss on extinguishment of debt related to the April 2024 debt refinancing transactions, and a $4.0 million pre-tax favorable impact ($3.1 million post-tax) of gain on sale of the Company’s land, building, and related building improvements of its office building in Torrance, California. (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion).

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,758.4 million for the year ended December 31, 2025, representing an increase of $62.9 million, or 1.3%, as compared to the same period in 2024. In local currency, net sales increased 3.0% for the year ended December 31, 2025 as compared to the same period in 2024. The 1.3% increase in net sales for the year ended December 31, 2025 was primarily due to a 3.5% favorable impact of price increases, partially offset by a 1.7% unfavorable impact of fluctuations in foreign currency exchange rates and a 0.1% decrease in sales volume.

For a discussion of China’s net sales for the year ended December 31, 2025 as compared to the same period in 2024, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and selling expenses.

The Primary Reporting Segment reported contribution margin of $2,037.2 million, or 42.8% of net sales, for the year ended December 31, 2025, representing an increase of $32.9 million, or 1.6%, as compared to the same period in 2024. The 1.6% increase in contribution margin for the year ended December 31, 2025 was primarily the result of a 5.6% favorable impact of price increases and a 0.3% favorable impact of other cost changes, partially offset by a 3.4% unfavorable impact of foreign currency fluctuations, a 0.8% unfavorable impact of sales mix, and a 0.3% unfavorable impact of higher inventory write downs.

China reported contribution margin of $103.3 million for the year ended December 31, 2025, representing an increase of $1.6 million, or 1.6%, as compared to the same period in 2024. The 1.6% increase in contribution margin for the year ended December 31, 2025 was primarily the result of an 8.0% favorable impact of sales mix driven by the customer loyalty program in China, a 2.2% favorable impact of cost changes related to self-manufacturing and sourcing, and a 1.4% favorable impact of lower inventory write downs, partially offset by a 10.5% unfavorable impact of sales volume decreases.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Year Ended December 31,
	2025	2024	% Change
	(Dollars in millions)
North America	$1,033.0	$1,054.4	(2.0)%
Latin America	881.2	832.5	5.8%
EMEA	1,114.4	1,084.8	2.7%
Asia Pacific	1,729.8	1,723.8	0.3%
China	279.1	297.6	(6.2)%
Worldwide	$5,037.5	$4,993.1	0.9%

North America

The North America region reported net sales of $1,033.0 million for the year ended December 31, 2025. Net sales decreased $21.4 million, or 2.0%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales decreased 2.0% for the year ended December 31, 2025 as compared to the same period in 2024. The 2.0% decrease in net sales for the year ended December 31, 2025 was primarily due to a 3.9% decrease in sales volume and a 0.7% unfavorable impact of sales mix, partially offset by a 2.7% favorable impact of price increases. North America’s sales volume decreased for the year ended December 31, 2025 as compared to the same period in 2024, and the decrease was less than the prior year period decrease.

Net sales in the U.S. were $1,006.4 million for the year ended December 31, 2025. Net sales decreased $19.6 million, or 1.9%, for the year ended December 31, 2025 as compared to the same period in 2024.

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

In July 2025, at the North America Extravaganza, we unveiled the beta version of the new Pro2col health and wellness digital platform, that will allow customers in the future to have access to more product offerings in addition to being able to access this health and wellness digital application. The successful release of Pro2col Beta 2.0 in the U.S., Canada, and Puerto Rico occurred in December 2025, with additional markets to follow beginning in 2026.

Latin America

The Latin America region reported net sales of $881.2 million for the year ended December 31, 2025. Net sales increased $48.7 million, or 5.8%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 10.5% for the year ended December 31, 2025 as compared to the same period in 2024. The 5.8% increase in net sales for the year ended December 31, 2025 was primarily due to a 5.5% favorable impact of net price increases, a 3.1% increase in sales volume, and a 2.0% favorable impact of sales mix, partially offset by a 4.7% unfavorable impact of fluctuations in foreign currency exchange rates. Latin America’s sales volume increased for the year ended December 31, 2025 as compared to the same period in 2024, and the increase was more than the prior year period increase.

Net sales in Mexico were $557.7 million for the year ended December 31, 2025. Net sales increased $19.1 million, or 3.5% for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 8.9% for the year ended December 31, 2025 as compared to the same period in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $28.9 million for the year ended December 31, 2025. Mexico’s sales volume increased 2.6% for the twelve months ended December 31, 2025, as compared to the same period in 2024. We believe recent localized initiatives, new product launches, and other promotional efforts have provided additional support for members and Members’ Nutrition Club operations, which continue to be an important DMO in the market. While we believe macroeconomic conditions, such as a slowdown in the economy and prolonged high interest rates are stabilizing, these continue to create challenges for certain of our Members’ and Members’ Nutrition Club operations. The market saw a 4.2% price increase during February 2025. During March 2024, the Mexico market implemented a 5.25% price increase.

Across several other markets, net sales increased and were greatest for Peru, Bolivia, and Guatemala for the twelve months ended December 31, 2025, compared to the same period in 2024. The majority of markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2025 and 2024. During the second quarter of 2024, most markets within the Latin America region, excluding Mexico, implemented pricing adjustments and Marketing Plan changes that aim to enhance the competitiveness of our product pricing and stimulate incremental growth in volume. We believe these changes, coupled with other promotional efforts and new product launches, may have been a contributing factor for the increases in sales volume for certain markets in the region during the twelve months ended December 31, 2025 and 2024.

Certain markets in the region continue to see difficult economic conditions, including political and social instability. Inflationary pressures are improving but remained elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand. Promotional efforts within the region include increasing in-person activities, adding programs, supporting on a market-by-market basis the Nutrition Club DMO, utilizing segmented promotions and sales incentives, and launching new products.

EMEA

The EMEA region reported net sales of $1,114.4 million for the year ended December 31, 2025. Net sales increased $29.6 million, or 2.7% for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 2.3% for the year ended December 31, 2025 as compared to the same period in 2024. The 2.7% increase in net sales for the year ended December 31, 2025 was primarily due to a 4.2% favorable impact of price increases, a 1.6% favorable impact of sales mix, and a 0.4% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 3.5% decrease in sales volume. EMEA region’s sales volume decreased for the twelve months ended December 31, 2025 as compared to the same period in 2024, and the decrease was less than the prior year period decrease. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

In the majority of our markets across the region net sales increased for the twelve months ended December 31, 2025 as compared to the same period in 2024. However, certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the twelve months of 2025, as compared to the same period in 2024, with the greatest declines occurring in Spain. Our Russia entity had no sales during the twelve months ended December 31, 2025 and 2024 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members purchasing products from Kazakhstan, among other neighboring markets, led to increases in net sales for Kazakhstan during the twelve months ended December 31, 2025, as compared to the same period in 2024.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2025 and 2024.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,729.8 million for the year ended December 31, 2025. Net sales increased $6.0 million, or 0.3%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 3.0% for the year ended December 31, 2025 as compared to the same period in 2024. The 0.3% increase in net sales for the year ended December 31, 2025 was primarily due to a 2.5% favorable impact of price increases and a 1.9% increase in sales volume, partially offset by a 2.7% unfavorable impact of fluctuations in foreign currency exchange rates and a 1.4% unfavorable impact of sales mix. The Asia Pacific region saw a sales volume increase for the twelve months ended December 31, 2025, compared to the same period in 2024, and the increase was more than the prior year period increase.

Net sales in India were $889.6 million for the year ended December 31, 2025. Net sales increased $44.8 million, or 5.3%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 9.7% for the year ended December 31, 2025 as compared to the same period in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $37.5 million on net sales for the year ended December 31, 2025. The sales volume in India increased 6.8% for the twelve months ended December 31, 2025, as compared to the same period in 2024. Our growth rate for the twelve months ended December 31, 2025 was more than the growth rate experienced during the same period in 2024. To stimulate consumer spending, the India government announced a reduction in GST rates across multiple sectors, effective on September 22, 2025, which resulted in a tax rate reduction from 18% to 5% for the majority of our products being sold to our Members. This reduction on the GST rate may have had a favorable impact on our net sales for the year ended December 31, 2025. We continue to promote our brand, such as through sports sponsorships and in-person events. There were no price increases in the India market during the twelve months ended December 31, 2025. In November 2024, the India market implemented a 3.0% price increase.

Net sales in Vietnam were $278.2 million for the year ended December 31, 2025. Net sales decreased $5.5 million, or 1.9%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales increased 1.8% for the year ended December 31, 2025 as compared to the same period in 2024. The fluctuation of foreign currency exchange rates had an unfavorable impact of $10.7 million on net sales for the year ended December 31, 2025. The sales volume in Vietnam decreased 1.2% for the twelve months ended December 31, 2025, as compared to the same period in 2024. Focus areas for the Vietnam market include sports sponsorships, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor. The market implemented a 2.5% price increase in March 2025. During March 2024, the market implemented a 3.5% price increase. Further, changes to direct-selling regulations in the market were approved by the Vietnam government in April 2023; we continue to work closely with the Vietnam government to monitor their interpretations of these regulations and address them accordingly.

Across several other markets, net sales were down for the twelve months ended December 31, 2025 as compared to the same period in 2024, with the greatest declines in South Korea, Indonesia, and Taiwan. We continued to see a decline of new Members for some markets. In addition, Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the twelve months ended December 31, 2025 and 2024.

China

The China region reported net sales of $279.1 million for the year ended December 31, 2025. Net sales decreased $18.5 million, or 6.2%, for the year ended December 31, 2025 as compared to the same period in 2024. In local currency, net sales decreased 6.3% for the year ended December 31, 2025 as compared to the same period in 2024. The 6.2% decrease in net sales for the year ended December 31, 2025 was primarily due to a 10.6% decrease in sales volume, partially offset by a 4.3% favorable impact of sales mix primarily relating to the customer loyalty program in China. China’s sales volume decreased for the year ended December 31, 2025 as compared to the same period in 2024, and the decrease was more than the prior year period decrease. The China region had no price increase during the twelve months ended December 31, 2025 and 2024.

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

Sales by Product Category

Net sales by product category were as follows:

	Year Ended December 31,
	2025	2024	% Change
	(Dollars in millions)
Weight Management	$2,746.7	$2,768.1	(0.8)%
Targeted Nutrition	1,509.6	1,484.3	1.7%
Energy, Sports, and Fitness	617.1	572.2	7.8%
Outer Nutrition	85.0	83.6	1.7%
Literature, Promotional, and Other	79.1	84.9	(6.8)%
Total	$5,037.5	$4,993.1	0.9%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,922.9 million and $3,888.8 million for the years ended December 31, 2025 and 2024, respectively. Gross profit as a percentage of net sales was 77.9% for both the years ended December 31, 2025 and 2024, or zero basis points change.

Gross profit as a percentage of net sales was flat for the year ended December 31, 2025 as compared to the same period in 2024 and included a favorable impact of price increases of 78 basis points; and favorable other cost changes of 9 basis points; offset by the unfavorable impact of foreign currency fluctuations of 65 basis points; unfavorable changes in sales mix of 12 basis points; and the unfavorable impact of higher inventory write-downs of 10 basis points.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Selling Expenses

Selling expenses were $1,782.4 million and $1,782.8 million for the years ended December 31, 2025 and 2024, respectively. Selling expenses as a percentage of net sales were 35.4% and 35.7% for the years ended December 31, 2025 and 2024, respectively.

The decrease in selling expenses as a percentage of net sales for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to favorable changes in mix of products and countries. Generally, selling expenses as a percentage of net sales may vary from period to period due to changes in the mix of products and countries.

General and Administrative Expenses

General and administrative expenses were $1,664.3 million and $1,725.6 million for the years ended December 31, 2025 and 2024, respectively. General and administrative expenses as a percentage of net sales were 33.0% and 34.6% for the years ended December 31, 2025 and 2024, respectively.

The decrease in general and administrative expenses for the year ended December 31, 2025 as compared to the same period in 2024 was primarily driven by $78.3 million in lower labor and benefits costs and $22.7 million in lower professional fees primarily from lower expenses related to the Digital Transformation Program; partially offset by $20.1 million in higher non-income tax expenses primarily attributable to approximately $22 million of India GST expenses which included the $11.3 million GST transition charge discussed above. The decrease in labor and benefit costs includes lower employee bonus accruals, lower employee retention and separation costs related to the Restructuring Program and the Transformation Program, and savings on labor cost resulting from the restructuring initiatives, partially offset by employee retention and separation costs related to the Technology Realignment Program in 2025.

See Note 14, Restructuring Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion.

Other Operating Income

The $4.8 million of other operating income for the year ended December 31, 2025 consisted of $4.8 million of government grant income for China (See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

The $5.5 million of other operating income for the year ended December 31, 2024 consisted of $5.5 million of government grant income for China.

Interest Expense, Net

Interest expense, net is as follows:

	Year Ended December 31,
	2025	2024
	(in millions)
Interest expense	$214.4	$218.3
Interest income	(8.5)	(12.3)
Interest expense, net	$205.9	$206.0

The decrease in interest expense, net for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to a decrease in our overall weighted-average borrowings, partially offset by an increase in our weighted-average interest rate as a result of the April 2024 debt refinancing transactions and lower interest income earned as a result of a lower average balance on interest-bearing cash and cash equivalents. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further discussion.

Other Expense, Net

The $10.5 million of other expense, net for the year ended December 31, 2024 consisted of a loss on the extinguishment of the 2018 Credit Facility and the partial redemption of the 2025 Notes (See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K).

Income Taxes

Income taxes were $47.3 million and $(84.9) million for the years ended December 31, 2025 and 2024, respectively. The effective income tax rate was 17.2% and (50.1)% for the years ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate for the year ended December 31, 2025 as compared to the same period in 2024 was primarily due to a decrease in net tax benefits from discrete events, partially offset by changes in the geographic mix of our income. The income tax benefit for the year ended December 31, 2024 included the tax impacts of changes we initiated to our corporate entity structure during the fourth quarter of 2024. This reorganization resulted in the recognition of a large benefit from the establishment of a deferred tax asset and the release of valuation allowance primarily related to net operating losses.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the twelve months ended December 31, 2025, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $353.1 million cash and cash equivalents as of December 31, 2025 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends. Currently, we are planning the refinancing of our 2029 Secured Notes and our 2024 Credit Facility, which includes our 2024 Term Loan B.

For the year ended December 31, 2025, we generated $333.3 million of operating cash flow as compared to $285.4 million of operating cash flow generated for the same period in 2024. The increase in our operating cash flow was the result of $115.9 million of higher net income excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows, partially offset by $68.0 million of unfavorable changes in operating assets and liabilities. The $115.9 million of higher net income excluding non-cash and reconciling items was primarily driven by lower general and administrative expenses, higher gross profit driven by higher net sales, and lower income taxes excluding the impact of the net deferred income tax benefits (See Financial Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024 above for further discussion). The $68.0 million of unfavorable changes in operating assets and liabilities was primarily the result of unfavorable changes in other current liabilities, prepaid expense and other current assets, and receivables; partially offset by a favorable change in accounts payable. The unfavorable change in other current liabilities is mainly driven by higher employee bonus payments as well as lower employee bonus accruals.

Capital expenditures, including accrued capital expenditures, were $80.5 million and $112.2 million for the years ended December 31, 2025 and 2024, respectively. The majority of these expenditures during the year ended December 31, 2025 represented investments in management information systems, including initiatives to develop enhanced Member tools. These initiatives included our $400 million multi-year Digital Technology Program commenced in 2022, which focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools to provide improved digital capabilities and experiences, which we also refer to as Herbalife One. As we plan to continue investing broadly in digital technology and infrastructure, these costs will be part of our ongoing capital expenditures and future spending. Accordingly, it is no longer relevant to separately disclose costs associated with Herbalife One. As of December 31, 2025, we have incurred approximately $357 million of implementation costs related to Herbalife One. Beginning in the first quarter of 2024, we started recognizing non-cash amortization expenses related to Herbalife One. For the years ended December 31, 2025 and 2024, we recognized approximately $43 million and $35 million, respectively in non-cash amortization expenses, as the assets are amortized. The capital expenditures relating to Herbalife One were separate from the Transformation Program described further below. We expect to incur total capital expenditures of approximately $50 million to $80 million for the full year 2026, which includes normal ongoing digital technology costs and enhancing member and retail customer facing technology.

During 2025, separate from the capital expenditures described above, we acquired certain assets of Pruvit, Pro2col LLC, and of Link BioSciences Inc. for an aggregate consideration of approximately $25.5 million, which is reflected separately in investing activities within our consolidated statement of cash flows. These acquisitions are subject to post-closing performance targets that may lead to additional cash payments to the sellers. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for further information relating to our 2025 acquisitions.

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

In 2021, we initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involved the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Transformation Program delivered annual savings of approximately $110 million with approximately $70 million of savings realized in 2023 and approximately $110 million of annual savings realized in 2024 and thereafter. We have incurred total pre-tax expenses of approximately $92.5 million from inception through the end of the Transformation Program, which was completed as of December 31, 2024. During the years ended December 31, 2024 and 2023, we incurred $13.3 million and $54.2 million, respectively, of pre-tax expenses which were recognized in general and administrative expenses within our consolidated statements of income. In addition, we have incurred approximately $20 million in related capital expenditures from inception through the end of the Transformation Program, primarily relating to technology, to support the initiative.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. The Restructuring Program delivered annual savings of approximately $80 million with approximately $50 million of savings realized in 2024 and approximately $80 million of savings realized in 2025 and thereafter. We have incurred total pre-tax expenses of approximately $76.1 million from inception through the end of the Restructuring Program, which was completed as of December 31, 2025. During the years ended December 31, 2025 and 2024, we incurred $7.0 million and $69.1 million, respectively, of pre-tax expenses which were recognized in general and administrative expenses within the consolidated statement of income.

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Technology Realignment Program is expected to deliver annual savings of approximately $13 million beginning in 2026 with approximately $6 million of savings realized in 2025. We have incurred total pre-tax expenses of approximately $9.1 million through December 31, 2025, which were recognized in general and administrative expenses within the consolidated statement of income. We expect to incur total pre-tax expenses of at least $11 million to achieve the projected run-rate savings. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and we incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. We may prepay the 2024 Term Loan B at a 101% premium on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, we may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility. Based on the 2025 excess cash flow calculation, pursuant to the terms of the 2024 Credit Facility, we will not be required to make a mandatory prepayment in 2026 toward the 2024 Term Loan B.

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of December 31, 2025 and December 31, 2024, we were in compliance with its financial covenants under the 2024 Credit Facility.

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

During the year ended December 31, 2025, we borrowed an aggregate amount of $724.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $744.8 million on amounts outstanding under the 2024 Credit Facility, which included $724.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the year ended December 31, 2024, we borrowed an aggregate amount of $1,421.2 million, including $1,221.2 million under the 2024 Credit Facility, which included $821.2 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,917.9 million, including $831.2 million on amounts outstanding under the 2024 Credit Facility, which included $821.2 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. As of December 31, 2025 and 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $370.0 million and $390.0 million, respectively. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025 and 2024. In addition, as of both December 31, 2025 and December 31, 2024, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility, of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both December 31, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of December 31, 2025 and 2024. As of December 31, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64% and 10.35%, respectively.

See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on the 2024 Credit Facility, 2018 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of December 31, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2029 Secured Notes.

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

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of December 31, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2028 Convertible Notes.

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

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of December 31, 2025, the outstanding principal on the 2029 Notes was $600.0 million. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our 2029 Notes.

Contractual Obligations

Our inventory purchase commitments are generally short-term in nature and have ordinary commercial terms. We did not have any material long-term inventory purchase commitments as of December 31, 2025. Our leases generally consist of long-term operating leases, which are payable monthly and relate to our office space, warehouses, distribution centers, manufacturing centers, and equipment.

For a further discussion on our debt and operating lease commitments as of December 31, 2025, see the sections above as well as Note 4, Leases and Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of December 31, 2025, the total amount of our foreign subsidiary cash and cash equivalents was $305.3 million, of which $26.0 million was held in U.S. dollars. As of December 31, 2025, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $47.8 million.

For earnings not considered to be indefinitely reinvested, deferred income taxes have been provided. For earnings considered to be indefinitely reinvested, deferred income taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2025, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no material off-balance sheet arrangements except for those described in Note 5, Long-Term Debt, and Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

During the years ended December 31, 2025 and 2024, we did not repurchase any of our common shares through open-market purchases.

See Note 8, Shareholders’ Deficit, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of December 31, 2025 and 2024, we had positive working capital of $131.8 million and negative working capital of $86.7 million, respectively. The $218.5 million increase in working capital was primarily due to a decrease in current portion of long-term debt, and a decrease in other current liabilities, along with increases in receivables and inventories, partially offset by a decrease in cash and cash equivalents and increases in accounts payable and member compensation liabilities. The decrease in current portion of long-term debt was primarily from the partial redemption and repayment at maturity of the remaining aggregate $262.3 million balance of our 2025 Notes. See Note 5, Long-Term Debt, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K.

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

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for information on our contingencies as of December 31, 2025.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2025, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Member compensation, included in selling expenses within our consolidated statements of income, is generally recorded when revenue is recognized. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the years ended December 31, 2025 and 2024.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $19.9 million and $14.4 million to present them at their lower of cost and net realizable value in our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Goodwill and marketing-related intangible assets not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.

As part of the annual goodwill impairment test, which is performed at the reporting unit level, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In a qualitative assessment, we would consider the macroeconomic conditions, including any deterioration of general conditions and industry and market conditions, including any deterioration in the environment where the reporting unit operates, increased competition, changes in the products/services and regulatory and political developments, cost of doing business, overall financial performance, including any declining cash flows and performance in relation to planned revenues and earnings in past periods, other relevant reporting unit specific facts, such as changes in management or key personnel or pending litigation, and events affecting the reporting unit, including changes in the carrying value of net assets. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we would perform the quantitative goodwill impairment test as required. If we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying value, then no further testing is required. During fiscal year 2025, we performed a qualitative assessment and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value.

For our marketing-related intangible assets, we may also utilize a qualitative assessment similar to the one described above, with the exception that the test is performed at the consolidated level rather than at the reporting unit level. During fiscal year 2025, we performed a qualitative assessment of our marketing-related intangible assets and determined that it is not more likely than not that the fair value of the assets is less than their carrying value.

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

As of December 31, 2025 and 2024, we had goodwill of approximately $100.5 million and $87.7 million, respectively, or an increase of $12.8 million. Of the $12.8 million increase, $7.2 million was due to the business acquisition of Link BioSciences Inc., as further described in Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K, and $5.6 million was due to foreign currency translation adjustments. As of both December 31, 2025 and 2024, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the years ended December 31, 2025 and 2024.

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

Our policy is to account for net foreign tested income as a period cost if and when incurred.

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in general and administrative expenses in the accompanying consolidated statements of income.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in general and administrative expenses within our consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2025 and 2024, the aggregate notional amounts of these contracts outstanding were approximately $75.4 million and $69.9 million, respectively. As of December 31, 2025, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within our consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2025, we recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, we recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of December 31, 2025 and December 31, 2024.

As of both December 31, 2025 and 2024, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

See Note 11, Derivative Instruments and Hedging Activities, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report on Form 10-K for a description of foreign currency forward contracts that were outstanding as of December 31, 2025 and 2024, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of December 31, 2025, the aggregate annual maturities of the 2024 Credit Facility were expected to be $20.0 million for 2026, $20.0 million for 2027, $20.0 million for 2028, and $310.0 million for 2029. As of December 31, 2025, the fair value of the 2024 Term Loan B was approximately $376.5 million, and the carrying value was $346.3 million. As of December 31, 2024, the fair value of the 2024 Term Loan B was approximately $387.3 million, and the carrying value was $359.9 million. There were no outstanding borrowings on the 2024 Revolving Credit Facility as of both December 31, 2025 and December 31, 2024. The 2024 Credit Facility bears variable interest rates, and as of December 31, 2025 and December 31, 2024 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64% and 10.35%, respectively.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $3.7 million, respectively.

As of December 31, 2025, the fair value of the 2029 Secured Notes was approximately $888.1 million and the carrying value was $774.1 million. As of December 31, 2024, the fair value of the 2029 Secured Notes was approximately $851.3 million and the carrying value was $768.2 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $2.5 million or increase by approximately $2.5 million, respectively.

As of December 31, 2025, the fair value of the 2028 Convertible Notes was approximately $301.7 million, and the carrying value was $273.4 million. As of December 31, 2024, the fair value of the 2028 Convertible Notes was approximately $215.3 million, and the carrying value was $271.9 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

In September 2025, the 2025 Notes matured and the remaining aggregate principal amount outstanding was paid in full. As of December 31, 2024, the fair value of the 2025 Notes was approximately $263.0 million and the carrying value was $261.8 million. The 2025 Notes paid interest at a fixed rate of 7.875% per annum payable semiannually in arrears on March 1 and September 1 of each year, beginning on March 1, 2021.

As of December 31, 2025, the fair value of the 2029 Notes was approximately $565.6 million and the carrying value was $596.3 million. As of December 31, 2024, the fair value of the 2029 Notes was approximately $421.5 million and the carrying value was $595.4 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $16.7 million or increase by approximately $17.4 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2025 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(w)
4.1	Form of Share Certificate	(c)
4.2

Indenture among HLF Financing SaRL, LLC, Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee, dated as of May 20, 2021, governing the 4.875% Senior Notes due 2029

(q)
4.3	Form of Global Note for 4.875% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.2 hereto)	(q)
4.4	Indenture, dated as of December 9, 2022, between Herbalife Nutrition Ltd. and U.S. Bank Trust Company, National Association, as trustee, governing the 4.25% Convertible Senior Notes due 2028	(u)
4.5	Form of Global Note for 4.25% Convertible Senior Notes due 2028 (included as Exhibit A to Exhibit 4.4 hereto).	(u)
4.6

Indenture, dated as of April 12, 2024, among HLF Financing SaRL, LLC and Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee and notes collateral agent, governing the 12.250% Senior Secured Notes due 2029

(z)
4.7	Form of Global Note for 12.250% Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.6 hereto)	(z)
4.8	Description of Registrant's Securities	(m)
10.1#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Senior Executive Deferred Compensation Plan	(m)
10.2#	Form of Second Amendment and Restatement of the Herbalife International of America, Inc. Management Deferred Compensation Plan	(m)
10.3	Notice to Distributors, dated as of July 18, 2002, regarding Amendment to Agreements of Distributorship, between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.4#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.5#	Herbalife Ltd. Executive Incentive Plan	(e)
10.6	Form of Indemnification Agreement between Herbalife Ltd. and each of its directors and certain of its officers	(b)
10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(d)
10.8#	Form of Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)
10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)
10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)
10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(k)
10.12#	Herbalife Ltd. Employee Stock Purchase Plan	(i)
10.13#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan	(p)
10.14#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement	(s)
10.15#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Unit Award Agreement (Performance-Vesting)	(s)
10.16#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(s)
10.17#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(s)
10.18#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.19#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Performance Based Stock Appreciation Right Award Agreement	(h)
10.20#	Form of Herbalife Ltd. 2014 Stock Incentive Plan Restricted Cash Unit Award Agreement	(h)
10.21	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment	(f)
10.22#	Amended and Restated Herbalife International of America, Inc. Executive Officer Severance Plan	(t)
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
10.27

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

(r)
10.28#	Herbalife Ltd. 2014 Stock Incentive Plan Stock Appreciation Right Award Agreement dated as of December 22, 2022 entered into with Michael O. Johnson	(v)
10.29

Fifth Amendment to Credit Agreement, USD LIBOR Hardwire Transition Amendment (Revolver and Term Loan A), dated as of April 3, 2023, by Coöperatieve Rabobank U.A., New York Branch as Term Loan A Agent and Revolver Administrative Agent

(w)
10.30#	Amended and Restated Herbalife Ltd. 2023 Stock Incentive Plan	(aa)
10.31#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement	(w)
10.32#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Lead Director Stock Unit Award Agreement	(w)
10.33#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Board of Directors Stock Unit Award Agreement	(w)
10.34#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Award Agreement	(w)
10.35#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Appreciation Right Agreement (Retirement Vesting)	(dd)
10.36#	Form of Herbalife Ltd. 2023 Stock Incentive Plan Stock Unit Award Agreement (Retirement Vesting)	(dd)
10.37

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

(w)
10.38	Addendum to the Amendment to the Agreements of Distributorship dated as of April 27, 2023, by Herbalife International, Inc., for the benefit of each Herbalife Distributor	(x)
10.39

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

(x)
10.40#	Employment Agreement, dated as of March 27, 2024, by and among John DeSimone, Herbalife International of America, Inc. and Herbalife Ltd.	(aa)
10.41#	Stock Appreciation Right Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	(aa)
10.42#	Stock Unit Award Agreement, dated as of February 16, 2024, by and between Michael O. Johnson and Herbalife Ltd.	(aa)
10.43#	Stock Appreciation Right Agreement, dated as of March 25, 2024, by and between John DeSimone and Herbalife Ltd.	(aa)

10.44

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

(z)
10.45#	Employment Agreement, dated as of February 6, 2025, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	(bb)

10.46#	Employment Agreement, dated as of May 1, 2025, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	*
10.47#	Agreement, dated as of August 4, 2023, by and among Herbalife Ltd., Global Sales Strategies Inc. and Stephan Paulo Gratziani	(cc)
19.1	Herbalife Insider Trading Compliance Policy	(bb)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
97.1	Herbalife Ltd. Clawback Policy	(y)
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL (included as Exhibit 101)	*

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
(q)
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
(t)
Previously filed on August 2, 2022 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and is incorporated herein by reference.
(u)
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
(x)
Previously filed on August 2, 2023 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and is incorporated herein by reference.
(y)
Previously filed on February 14, 2024 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and is incorporated herein by reference.
(z)
Previously filed on April 18, 2024 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(aa)
Previously filed on May 1, 2024 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and is incorporated herein by reference.
(bb)
Previously filed on February 19, 2025 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and is incorporated herein by reference.
(cc)
Previously filed on April 30, 2025 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and is incorporated herein by reference.
(dd)
Previously filed on November 5, 2025 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

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

Loss Contingencies

As described in Note 7 to the consolidated financial statements, the Company is from time to time engaged in routine litigation. As disclosed by management, an estimated loss from a loss contingency is recorded when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Management also discloses material contingencies when they believe a loss is not probable but reasonably possible. Management regularly reviews all pending litigation matters in which it is involved and establishes reserves for these litigation matters when a probable loss estimate can be made. Accounting for contingencies such as legal and non-income tax matters requires management to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. The Company’s other current liabilities of $489.8 million as of December 31, 2025 include legal reserves for certain loss contingencies.

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

February 18, 2026

We have served as the Company’s auditor since 2013.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$353.1	$415.3
Receivables, net of allowance for doubtful accounts	91.9	68.9
Inventories	511.7	475.4
Prepaid expenses and other current assets	188.0	184.1
Total current assets	1,144.7	1,143.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	447.7	460.2
Operating lease right-of-use assets	168.3	185.7
Marketing-related intangibles and other intangible assets, net	315.1	312.3
Goodwill	100.5	87.7
Deferred income tax assets	464.3	398.6
Other assets	145.3	139.9
Total assets	$2,785.9	$2,728.1
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$99.8	$70.0
Member compensation liabilities	402.4	359.9
Current portion of long-term debt	20.9	283.5
Other current liabilities	489.8	517.0
Total current liabilities	1,012.9	1,230.4
Long-term debt, net of current portion	1,971.7	1,976.6
Non-current operating lease liabilities	155.7	169.5
Other non-current liabilities	155.0	152.7
Total liabilities	3,295.3	3,529.2
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 103.3 million (2025) and 101.2 million (2024) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	316.0	278.2
Accumulated other comprehensive loss	(251.5)	(271.4)
Accumulated deficit	(579.7)	(808.0)
Total Herbalife shareholders’ deficit	(515.1)	(801.1)
Noncontrolling interest	5.7	—
Total shareholders’ deficit	(509.4)	(801.1)
Total liabilities and shareholders’ deficit	$2,785.9	$2,728.1

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Net sales	$5,037.5	$4,993.1	$5,062.4
Cost of sales	1,114.6	1,104.3	1,191.0
Gross profit	3,922.9	3,888.8	3,871.4
Selling expenses	1,782.4	1,782.8	1,824.2
General and administrative expenses	1,664.3	1,725.6	1,701.0
Other operating income	(4.8)	(5.5)	(10.2)
Operating income	481.0	385.9	356.4
Interest expense	214.4	218.3	165.9
Interest income	8.5	12.3	11.5
Other expense (income), net	—	10.5	(1.0)
Income before income taxes	275.1	169.4	203.0
Income taxes	47.3	(84.9)	60.8
Net income	227.8	254.3	142.2
Net loss attributable to noncontrolling interest	(0.5)	—	—
Net income attributable to Herbalife	$228.3	$254.3	$142.2
Earnings per share attributable to Herbalife:
Basic	$2.22	$2.53	$1.44
Diluted	$2.20	$2.50	$1.42
Weighted-average shares outstanding:
Basic	102.8	100.6	99.0
Diluted	103.6	101.6	100.2

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net income	$227.8	$254.3	$142.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $4.0 (2025), $(4.3) (2024), and $1.3 (2023)	34.1	(51.7)	17.6
Unrealized (loss) gain on derivatives, net of income taxes of $— (2025), $— (2024), and $(0.2) (2023)	(14.2)	12.3	0.6
Total other comprehensive income (loss)	19.9	(39.4)	18.2
Total comprehensive income	247.7	214.9	160.4
Comprehensive loss attributable to the noncontrolling interest	(0.5)	—	—
Total comprehensive income attributable to Herbalife	$248.2	$214.9	$160.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2022	$0.1	$188.7	$(250.2)	$(1,204.5)	$(1,265.9)	$—	$(1,265.9)
Issuance of 1.9 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	3.2			3.2		3.2
Additional capital from share-based compensation		48.0			48.0		48.0
Repurchases of 0.6 common shares	—	(11.0)		—	(11.0)		(11.0)
Net income				142.2	142.2		142.2
Foreign currency translation adjustment, net of income taxes of $1.3			17.6		17.6		17.6
Unrealized gain on derivatives, net of income taxes of $(0.2)			0.6		0.6		0.6
Other		5.0			5.0		5.0
Balance as of December 31, 2023	0.1	233.9	(232.0)	(1,062.3)	(1,060.3)	—	(1,060.3)
Issuance of 2.9 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	2.6			2.6		2.6
Additional capital from share-based compensation		50.0			50.0		50.0
Repurchases of 0.9 common shares	—	(8.3)		—	(8.3)		(8.3)
Net income				254.3	254.3		254.3
Foreign currency translation adjustment, net of income taxes of $(4.3)			(51.7)		(51.7)		(51.7)
Unrealized gain on derivatives, net of income taxes of $—			12.3		12.3		12.3
Balance as of December 31, 2024	0.1	278.2	(271.4)	(808.0)	(801.1)	—	(801.1)
Issuance of 3.3 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.9			1.9		1.9
Additional capital from share-based compensation		44.1			44.1		44.1
Repurchases of 1.2 common shares	—	(8.2)		—	(8.2)		(8.2)
Net income				228.3	228.3	(0.5)	227.8
Foreign currency translation adjustment, net of income taxes of $4.0			34.1		34.1		34.1
Unrealized loss on derivatives, net of income taxes of $—			(14.2)		(14.2)		(14.2)
Acquisition					—	6.2	6.2
Balance as of December 31, 2025	$0.1	$316.0	$(251.5)	$(579.7)	$(515.1)	$5.7	$(509.4)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash flows from operating activities:
Net income	$227.8	$254.3	$142.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.2	121.4	113.3
Share-based compensation expenses	44.1	50.0	48.0
Non-cash interest expense	16.4	13.4	7.4
Deferred income taxes	(64.2)	(229.6)	(41.1)
Inventory write-downs	25.9	18.9	28.5
Foreign exchange transaction loss	0.8	7.6	6.0
Loss (Gain) on extinguishment of debt	—	10.5	(1.0)
Other	(3.2)	6.4	6.5
Changes in operating assets and liabilities:
Receivables	(19.7)	5.9	(12.6)
Inventories	(27.9)	(30.4)	57.5
Prepaid expenses and other current assets	13.0	43.1	(13.8)
Accounts payable	24.1	(14.6)	(7.4)
Member compensation liabilities	23.5	6.5	(7.3)
Other current liabilities	(36.2)	45.0	24.6
Other	(12.3)	(23.0)	6.7
Net cash provided by operating activities	333.3	285.4	357.5
Cash flows from investing activities:
Purchases of property, plant, and equipment	(80.4)	(122.0)	(135.0)
Acquisitions of business and assets	(25.5)	—	—
Proceeds from sale and leaseback transaction, net of related expenses	—	37.9	—
Other	(2.8)	(0.5)	0.2
Net cash used in investing activities	(108.7)	(84.6)	(134.8)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt, net of discount	724.8	1,394.4	215.2
Principal payments on senior secured credit facility and other debt	(746.6)	(1,937.0)	(289.6)
Repayment of convertible senior notes	—	(197.0)	(64.3)
Proceeds from senior secured notes, net of discount	—	778.4	—
Repayment of senior notes	(262.3)	(344.3)	—
Debt issuance costs	(0.1)	(24.0)	(1.8)
Share repurchases	(8.2)	(8.3)	(11.0)
Other	(3.1)	2.5	3.2
Net cash used in financing activities	(295.5)	(335.3)	(148.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8.1	(22.9)	4.8
Net change in cash, cash equivalents, and restricted cash	(62.8)	(157.4)	79.2
Cash, cash equivalents, and restricted cash, beginning of period	438.1	595.5	516.3
Cash, cash equivalents, and restricted cash, end of period	$375.3	$438.1	$595.5
Cash paid during the year:
Interest paid	$205.7	$194.4	$159.1

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

Reclassifications

Effective in the fourth quarter of 2025, the Company retrospectively separated selling expenses from selling, general, and administrative expenses in the consolidated statements of income and combined those selling expenses with royalty overrides in the consolidated statements of income to simplify its financial statement presentation. Specifically, the Company’s Member compensation payments recognized as operating expenses, previously reported as royalty overrides, have been combined with the service fees to China’s independent service providers which were previously reported as selling expense within selling, general, and administrative expenses, and the two categories of expense are now collectively being presented in selling expenses within the consolidated statements of income. As a result, $149.8 million and $165.0 million related to service fees to China independent service providers previously presented as selling, general, and administrative expenses and all amounts previously presented as royalty overrides, were collectively reclassified to selling expenses within the consolidated statements of income, for the years ended December 31, 2024 and 2023, respectively.

As a result of the above, the accrued Member compensation liabilities previously reported as royalty overrides within the consolidated balance sheets are now presented as Member compensation liabilities. In addition, $25.8 million of accrued service fees to China independent service providers within other current liabilities was reclassified to Member compensation liabilities as of December 31, 2024, within the consolidated balance sheets.

Also, as a result of the above, the Member compensation previously reported as royalty overrides within the operating activities in the consolidated statements of cash flows is now presented as Member compensation liabilities. In addition, $4.6 million of cash outflows and $0.8 million of cash outflows related to service fees to China independent service providers were reclassified from other current liabilities to Member compensation liabilities within the Company’s cash flows from operating activities in the consolidated statements of cash flows, for the years ended December 31, 2024 and 2023, respectively.

These reclassifications did not impact the amounts of the prior period total assets, total liabilities, operating income, net income attributable to Herbalife, and net cash provided by (used in) operating activities, investing activities and financing activities, and did not impact the Company’s accompanying consolidated statements of comprehensive income and consolidated statements of changes in shareholders’ deficit.

Recently Adopted Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The objectives of the amendments are to (1) provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and (2) reduce diversity in practice. The standard will require that a joint venture apply a new basis of accounting upon formation. By applying a new basis of accounting, a joint venture, upon formation, will recognize and initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). In addition, the update on the standard requires certain disclosures enabling financial statement users to understand the nature and financial effect of the joint venture formation in the period in which the formation date occurs. The amendments in this update do not amend the definition of a joint venture (or a corporate joint venture), the accounting by an equity method investor for its investment in a joint venture, or the accounting by a joint venture for contributions received after its formation. The amendments in this update are effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance), either prospectively or retrospectively. The adoption of this guidance during the first quarter of 2025 did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures, which amended disclosure requirements for income taxes. The primary changes from this update relate to improvements over income tax disclosures related to the rate reconciliation, income taxes paid and other disclosures. These changes help investors better 1) understand on an entity’s’ exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The prospective adoption of this guidance did not have a material impact on its consolidated financial statements and the income tax disclosures have been updated to incorporate the amendments, as described above. See Note 12, Income Taxes, below, which reflects these amendments.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options - (Topic 470) - Induced Conversions of Convertible Debt Instruments. This ASU amends certain guidance related to induced conversion of convertible debt instruments and clarifies the applicability of induced conversion accounting as it relates to convertible debt that is cash-settled. Additionally, the amendments clarify that the incorporation, elimination, or modification of a volume-weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment and an entity should assess the form and amount of the conversion consideration to make that determination. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted for those entities that have adopted the amendments in ASU 2020-06. The Company believes the adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Measurement of Credit Losses (Topic 326) for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset, thereby simplifying the development of reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company believes the adoption of this guidance is not expected to have a material impact on its consolidated financial statements.

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

In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This ASU clarifies certain aspects of the hedge accounting guidance and addresses additional issues arising from the global reference rate reform initiative. The amendments address five issues: (1) similar risk assessment for cash flow hedges, (2) hedging forecasted interest payments on choose-your-rate debt instruments, (3) cash flow hedges of nonfinancial forecasted transactions, (4) net written options as hedging instruments, and (5) foreign-currency-denominated debt instrument as a hedging instrument and hedged item (dual hedge). The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted on any date on or after the issuance of this guidance. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This ASU establishes authoritative guidance on the accounting, including recognition, measurement, and presentation, of government grants received by business entities as previously there was diversity in practice on how to account for such government grants. The guidance classifies government grants into two groups: (1) grants related to an asset, which are conditioned on the purchase, construction, or acquisition of an asset, and (2) grants related to income, for all other grants not related to an asset. Further, for asset-related government grants, companies may elect to recognize under the deferred income approach or cost accumulation approach, while government grants related to income are recognized under the deferred income approach. When the deferred income approach is used, entities present the grants as part of earnings by either (1) disclosing separately under a general heading, such as other income, or (2) deducting from the related expense. The amendments are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures from other topics and clarifying when existing guidance is applicable. The purpose of ASU is not to expand or change previous interim reporting guidance, however, an added principle requires entities to disclose events since the end of the last annual reporting period that have material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments in the ASU reflect changes made to the guidance with the purpose of clarifying, correcting errors, and making minor improvements. The updates were made to a wide range of Topics and varied in nature. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in general and administrative expenses within the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $14.5 million, $9.2 million, and $18.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to facilitate product sales to Members. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $59.4 million and $53.1 million as of December 31, 2025 and 2024, respectively. Substantially all credit card receivables were current as of December 31, 2025 and 2024. For the Company’s receivables from its importers, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. The Company recorded bad-debt expense related to allowances for the Company’s receivables of zero, $0.1 million, and $0.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company’s allowance for doubtful accounts was $1.8 million and $2.5 million, respectively. As of December 31, 2025 and 2024, the majority of the Company’s total outstanding accounts receivable were current.

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
•
The Company’s convertible senior notes due 2028 are recorded at carrying value and their fair value are determined by utilizing over-the-counter market quotes; and
•
The Company’s senior notes due 2029 are recorded at carrying value, and their fair values are determined by utilizing over-the-counter market quotes and yield curves.

For further discussion related to the Company’s outstanding borrowings, refer to Note 5, Long-Term Debt.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are generally amortized over the term of the related debt using the effective-interest method. Debt issuance costs, except for those related to the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $7.6 million, $7.6 million, and $7.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company’s remaining unamortized debt issuance costs were $24.9 million and $32.5 million, respectively.

Long-Lived Assets

As of December 31, 2025 and 2024, the Company’s net property, plant, and equipment consisted of the following:

	December 31,
	2025	2024
	(in millions)
Property, plant, and equipment, at cost:
Land and buildings	$22.4	$22.4
Furniture and fixtures	21.4	25.0
Equipment	1,225.8	1,197.9
Building and leasehold improvements	241.2	236.7
Total property, plant, and equipment, at cost	1,510.8	1,482.0
Less: accumulated depreciation and amortization	(1,063.1)	(1,021.8)
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	$447.7	$460.2

The depreciation of furniture, fixtures, and equipment (including computer hardware) and amortization of software (which is also included in equipment described above), is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, were $267.1 million and $286.0 million as of December 31, 2025 and 2024, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to general and administrative expenses totaled $99.4 million, $96.5 million, and $88.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Long-lived assets are reviewed for impairment based on undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing-related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company performed a qualitative assessment during the fourth quarter of 2025 and determined that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. For the marketing-related intangible assets, the Company performed a qualitative assessment during the fourth quarter of 2025 and determined that it is not more likely than not that the fair value of the assets is less than their carrying value. If it is determined that it is more likely than not that the fair value of the assets is less than their carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative impairment test as required, in which it would use a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value, then an impairment amount is recorded for the difference. During the years ended December 31, 2025, 2024, and 2023, there were no additions to or impairments of marketing-related intangible assets. As of both December 31, 2025 and 2024, the marketing-related intangible asset balance was $310.0 million and consisted of the Company’s trademark, trade name, and marketing franchise. During the years ended December 31, 2025, 2024 and 2023, there were no impairments of goodwill. As of December 31, 2025 and 2024, the goodwill balance was $100.5 million and $87.7 million, respectively. Of the $12.8 million increase, $7.2 million was due to the business acquisition of Link BioSciences Inc. and $5.6 million was due to foreign currency translation adjustments. For further discussion related to the Link BioSciences Inc. business acquisition, refer to the “Business Acquisition of Link BioSciences Inc.” section below.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2025	2024
	(in millions)
Cash and cash equivalents	$353.1	$415.3
Restricted cash included in Prepaid expenses and other current assets	3.2	4.3
Restricted cash included in Other assets	19.0	18.5
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$375.3	$438.1

As of December 31, 2025 and 2024, the majority of the Company’s consolidated restricted cash consisted of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 5, Long-Term Debt, and Note 7, Contingencies, for further information.

Sale and Leaseback Transaction

During July 2024, the Company completed a sale and a sixteen-month leaseback transaction with an independent third-party for the land, building, and related building improvements of its office building in Torrance, California. The aggregate sales price, net of closing costs relating to the sale transaction was approximately $38 million. These transactions met the requirements for sale-leaseback accounting, and as a result, the Company recorded a gain of approximately $4 million for the year ended December 31, 2024 in general and administrative expense within the Company’s consolidated statement of income, and the land, building, and building improvements of approximately $34 million were removed from the Company’s total assets within its consolidated balance sheet related to the sale transaction as of December 31, 2024. The Company also recorded the right-of-use asset and lease liabilities relating to the sixteen-month leaseback transaction of approximately $4 million within the Company’s consolidated balance sheet as a result of these transactions.

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

The Company has made an accounting policy election to account for net foreign tested income as a period cost if and when incurred.

Distributor Compensation – U.S.

In the U.S., distributor compensation is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year-end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. The Company determined that the cap to distributor compensation will not be applicable for the year ended December 31, 2025 as the annual requirement was met.

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $4.8 million, $5.5 million, and $10.2 million during the years ended December 31, 2025, 2024, and 2023, respectively, in other operating income within its consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in general and administrative expenses within the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $42.1 million, $46.0 million, and $54.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. These expenses are included in general and administrative expenses within the Company’s consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Weighted-average shares used in basic computations	102.8	100.6	99.0
Dilutive effect of exercise of equity grants outstanding	0.8	1.0	1.0
Dilutive effect of 2028 Convertible Notes	—	—	0.2
Weighted-average shares used in diluted computations	103.6	101.6	100.2

There were an aggregate of 15.4 million, 15.4 million, and 5.7 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the years ended December 31, 2025, 2024, and 2023, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the years ended December 31, 2025 and 2024, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2025 and 2024. The dilutive impact for the year ended December 31, 2023 is 0.2 million common shares. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 5, Long-Term Debt.

Revenue Recognition

The Company’s net sales consist of product sales. In general, the Company’s performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For the majority of China independent service providers, the Company recognizes revenue based on the Company’s estimate of when the service provider sells the products because the Company is deemed to be the principal party of these product sales due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers. The Company recognizes revenue for certain China independent service providers upon delivery as such Members have pricing discretion and increased fulfillment responsibilities and accordingly were determined to be the Company’s customers for accounting purposes. The Company also utilizes third-party importers in certain of its markets where historically these sales have not been material. These importers primarily get compensated for their logistics, marketing and other support services and the Company is deemed to be the principal party of these product sales to its Members and recognizes revenue when its Members purchase its products.

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

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the year ended December 31, 2025, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2024 and any remaining such balance was not material as of December 31, 2025. Advance sales deposits are included in other current liabilities on the Company’s consolidated balance sheets. See Note 15, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million and $1.8 million as of December 31, 2025 and 2024, respectively.

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

Selling Expenses

The Company’s sales leader Members may earn sales commissions and bonuses, which is also considered as Member compensation. Globally, excluding China, the Company pays this compensation to its sales leader Members which is based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. These Member compensation payments to the sales leader Members are classified as operating expenses as they represent services rendered to the Company relating to the development, retention, and the improved productivity of the sales leaders’ organizations. This Member compensation expense is recorded when the products are delivered, and revenue is recognized. Member compensation expenses also include other bonuses paid to the Company’s Members and other discretionary incentive payments to qualifying Members. The Company also compensates its China independent service providers for providing marketing, selling, and customer support services. For China sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers are also classified as an operating expense reflecting the services provided to the Company. Collectively, the Company recognizes all of these operating expenses within selling expenses within the Company’s consolidated statements of income. In addition, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling expenses. See Note 10, Segment Information, for further information on selling expenses by segment.

Non-Cash Investing and Financing Activities

During the years ended December 31, 2025, 2024, and 2023, the Company recorded $10.1 million, $14.8 million, and $27.5 million, respectively, of non-cash capital expenditures.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded zero, zero, and $2.7 million, respectively, of non-cash borrowings.

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

Asset Acquisitions of Pruvit and Pro2col LLC

On April 17, 2025, the Company entered into a $19 million asset purchase agreement and acquired certain assets of Pruvit Ventures, Inc. (Pruvit), which primarily consisted of intangible assets. Pruvit is a direct-seller of patented ketone supplements. In connection with this acquisition, Herbalife obtained the right to distribute and sell ketone supplements. Concurrently, on April 17, 2025, the Company also entered into an asset purchase agreement and acquired certain assets of Pro2col Health LLC (Pro2col LLC), primarily consisting of software and intangible assets. Pro2col LLC is a health and wellness digital application company. The acquired Pro2col technology platform leverages individual biometrics to provide personalized nutrition recommendations that support a healthy and active lifestyle

These combined asset acquisitions of Pruvit and Pro2col LLC were accounted for as an acquisition of assets rather than a business, pursuant to ASC 805, Business Combinations. These acquired assets were recorded at their relative fair value determined as of the acquisition date. Based on the total $19 million purchase price for the assets acquired on April 17, 2025, the identifiable assets were allocated between the acquired assets from Pro2col LLC, related to developed technology, or software, for approximately $14.4 million, recorded to property, plant, and equipment, and an assembled workforce for approximately $0.3 million recorded to other intangible assets, and acquired assets from Pruvit related to customer contacts and related relationships for approximately $4.3 million recorded to other intangible assets; all of these assets were recognized within the Company’s consolidated balance sheet in the second quarter of 2025 and will be amortized and expensed on a straight line basis and recognized in general and administrative expenses within the Company’s consolidated statements of income.

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

The acquisition of Pro2col LLC’s assets includes multiple contingent payments that are due to the sellers if certain milestones are achieved by the Company. First, there was a contingent payment of $2.0 million that was paid in cash by the Company during the third quarter of 2025, upon the Company’s successful beta launch of the Company’s Pro2col technology platform that occurred in the North America region during July 2025. Second, there was a contingent payment of $3.0 million that was paid in cash by the Company during the fourth quarter of 2025 following the successful release of Pro2col Beta 2.0 in the U.S., Canada, and Puerto Rico in December 2025. Third, there are multiple milestone contingent payments ranging from $5 million to $15 million each, with the aggregate amount of these contingent payments not to exceed $46 million in total, that are contingent upon the Company achieving specific monthly active subscriber milestones; these contingent payments will be made if and when Pro2col monthly active subscriber milestones are achieved during the 10-year period which expires in 2035, and if the minimum targets for the monthly active subscriber milestones are not reached, then no additional payments will be required under these respective contingencies. Pursuant to U.S. GAAP, if and as these contingent payments become probable, the Company is then required to increase its software asset with a corresponding increase to its liability within its consolidated balance sheets.

During February 2026, the Company entered into a sponsorship and stock option agreement under which global sports icon Cristiano Ronaldo (“Ronaldo”), through his designated equity‑holding entity, initially acquired a 5% equity interest in HBL Pro2col Software, LLC (“Pro2col Software”) an indirect wholly-owned subsidiary of Herbalife, which owns the Pro2col technology platform acquired from Pro2col LLC as described above, in exchange for Ronaldo providing services and sponsorship rights to Pro2col Software. Subsequently, during February 2026, Ronaldo’s equity‑holding entity exercised an option and purchased an additional 5% equity interest in Pro2col Software for $7.5 million, increasing its ownership to 10% on a fully diluted basis. Ronaldo’s equity-holding entity retains contractual options to acquire up to an additional 10% of Pro2col Software’s fully diluted equity through remaining option grants, which are exercisable at fixed aggregate purchase prices depending on timing and may require additional non‑cash consideration in the form of additional licensing and sponsorship rights. The remaining options will expire if they are not exercised by January 31, 2028.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current macroeconomic and geopolitical environment, which the Company believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatile equity and foreign currency have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the macroeconomic and geopolitical environment will be reflected in the financial statements in future periods. The Company continues to operate in an uncertain macroeconomic and geopolitical environment caused by high inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries, and other factors. The Company is closely monitoring the evolving macroeconomic and geopolitical conditions to assess potential impacts on its business.

3. Inventories

The following are the major classes of inventory:

	December 31,
	2025	2024
	(in millions)
Raw materials	$76.1	$74.0
Work in process	11.8	8.1
Finished goods	423.8	393.3
Total	$511.7	$475.4

4. Leases

Generally, the Company leases certain office space, warehouses, distribution centers, manufacturing centers, and equipment. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. The Company also rents or subleases certain real estate to third parties. Sublease income was not material for the years ended December 31, 2025, 2024, and 2023.

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

Leases with an initial term of twelve months or less are not recorded on the Company’s consolidated balance sheets, and generally, the Company does not separate nonlease components from lease components. The Company’s lease assets and liabilities recognized within its consolidated balance sheets were as follows:

	December 31,
	2025	2024	Balance Sheet Location
	(in millions)
ASSETS:
Operating lease right-of-use assets	$168.3	$185.7	Operating lease right-of-use assets(1)
Finance lease right-of-use assets	2.4	1.9	Property, plant, and equipment, at cost, net of accumulated depreciation and amortization(2)
Total lease assets	$170.7	$187.6
LIABILITIES:
Current:
Operating lease liabilities	$35.5	$39.7	Other current liabilities
Finance lease liabilities	0.9	0.8	Current portion of long-term debt
Non-current:
Operating lease liabilities	155.7	169.5	Non-current operating lease liabilities
Finance lease liabilities	1.6	1.2	Long-term debt, net of current portion
Total lease liabilities	$193.7	$211.2

(1)
Operating lease right-of-use assets in United States are $99.0 million and $112.9 million, and in foreign jurisdictions are $69.3 million and $72.8 million, as of December 31, 2025 and 2024, respectively.
(2)
Finance lease assets are recorded net of accumulated amortization of $4.5 million and $3.8 million as of December 31, 2025 and 2024, respectively.

Lease cost is recognized on a straight-line basis over the lease term. The components of lease cost are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating lease cost(1)(2)	$66.2	$62.1	$61.3
Finance lease cost
Amortization of right-of-use assets	0.8	0.8	0.6
Interest on lease liabilities	0.1	0.1	0.1
Net lease cost	$67.1	$63.0	$62.0

(1)
Includes short-term leases and variable lease costs, which were $7.1 million and $4.8 million, respectively, for the year ended December 31, 2025, $6.2 million and $3.6 million, respectively, for the year ended December 31, 2024, and $6.2 million and $3.2 million, respectively, for the year ended December 31, 2023. Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.

(2)
Amount includes $62.0 million, $57.3 million, and $56.7 million recorded to general and administrative expenses within the Company’s consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, respectively, and $4.2 million, $4.8 million, and $4.6 million capitalized as part of the cost of another asset, which includes inventories, for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, annual scheduled lease payments were as follows:

	Operating Leases(1)	Finance Leases
	(in millions)
2026	$46.7	$1.1
2027	42.2	0.8
2028	33.7	0.5
2029	29.6	0.3
2030	24.7	0.2
Thereafter	67.0	—
Total lease payments	243.9	2.9
Less: imputed interest	52.7	0.4
Present value of lease liabilities	$191.2	$2.5

(1)
Operating lease payments exclude $2.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

	December 31,
	2025	2024	2023
Weighted-average remaining lease term:
Operating leases	6.4 years	6.3 years	6.7 years
Finance leases	3.3 years	2.8 years	2.5 years
Weighted-average discount rate:
Operating leases	7.1%	5.8%	5.2%
Finance leases	9.1%	7.6%	5.5%

Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$55.7	$54.0	$52.0
Operating cash flows for finance leases	0.1	0.1	0.1
Financing cash flows for finance leases	0.9	0.9	0.6
Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	21.5	46.4	19.5
Finance leases	1.3	1.2	1.1

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2025	2024
	(in millions)
Borrowings under senior secured credit facility, carrying value	$346.3	$359.9
12.250% senior secured notes due 2029, carrying value	774.1	768.2
4.250% convertible senior notes due 2028, carrying value	273.4	271.9
7.875% senior notes due 2025, carrying value	—	261.8
4.875% senior notes due 2029, carrying value	596.3	595.4
Other	2.5	2.9
Total	1,992.6	2,260.1
Less: current portion	20.9	283.5
Long-term portion	$1,971.7	$1,976.6

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

The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and the Company incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility. The Company may prepay the 2024 Term Loan B at a 101% premium on or prior to the second anniversary, and, solely in connection with a repricing event, at a 101% premium after the second anniversary but on or prior to the third anniversary, and generally at no premium thereafter. The 2024 Term Loan B requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. In addition, pursuant to the terms of the 2024 Credit Facility, the Company may be required to make mandatory prepayments towards the 2024 Term Loan B based on an annual excess cash flow calculation and consolidated leverage ratio as defined under the terms of the 2024 Credit Facility. Based on the 2025 excess cash flow calculation, pursuant to the terms of the 2024 Credit Facility, the Company will not be required to make a mandatory prepayment in 2026 toward the 2024 Term Loan B.

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of December 31, 2025 and December 31, 2024, the Company was in compliance with its financial covenants under the 2024 Credit Facility.

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

As of December 31, 2025 and December 31, 2024, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64% and 10.35%, respectively.

During the year ended December 31, 2025, the Company borrowed an aggregate amount of $724.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $744.8 million on amounts outstanding under the 2024 Credit Facility, which included $724.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the year ended December 31, 2024, the Company borrowed an aggregate amount of $1,421.2 million, including $1,221.2 million under the 2024 Credit Facility, which included $821.2 million of borrowings under the 2024 Revolving Credit Facility, and $200.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $1,917.9 million, including $831.2 million on amounts outstanding under the 2024 Credit Facility, which included $821.2 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility, and $1,086.7 million on amounts outstanding under the 2018 Credit Facility, which included $200.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility and a $66.3 million mandatory prepayment on amounts outstanding under the 2018 Term Loan B pursuant to the terms of the 2018 Credit Facility excess cash flow clause. During the year ended December 31, 2023, the Company borrowed an aggregate amount of $199.0 million under the 2018 Credit Facility, all of which was under the 2018 Revolving Credit Facility, and repaid a total amount of $288.0 million on amounts outstanding under the 2018 Credit Facility, which included $259.0 million of repayments on amounts outstanding under the 2018 Revolving Credit Facility. As of December 31, 2025 and December 31, 2024, the U.S. dollar amount outstanding under the 2024 Credit Facility was $370.0 million and $390.0 million, respectively. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. Of the $390.0 million outstanding under the 2024 Credit Facility as of December 31, 2024, $390.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025 and December 31, 2024. In addition, as of both December 31, 2025 and December 31, 2024, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility, of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both December 31, 2025 and December 31, 2024, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of December 31, 2025 and December 31, 2024.

During the year ended December 31, 2025, the Company recognized $54.8 million of interest expense relating to the 2024 Credit Facility, which included $5.2 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs. During the year ended December 31, 2024, the Company recognized $68.4 million of interest expense relating to the 2024 Credit Facility and 2018 Credit Facility, which included $3.6 million relating to non-cash interest expense relating to the debt discount and $2.5 million relating to amortization of debt issuance costs. During the year ended December 31, 2023, the Company recognized $73.6 million of interest expense relating to the 2018 Credit Facility, which included $0.3 million relating to non-cash interest expense relating to the debt discount and $2.3 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 13, Fair Value Measurements. As of December 31, 2025 and 2024, the carrying amount of the 2024 Term Loan B, was $346.3 million and $359.9 million, respectively, and the fair value was approximately $376.5 million and $387.3 million, respectively.

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

The 2029 Secured Notes were sold at a 2.702% discount to par, or $21.6 million, and the Company incurred approximately $13.9 million of issuance cost in connection with the issuance of the 2029 Secured Notes. The total of $35.5 million which was recorded as a debt discount on the Company’s consolidated balance sheet, is being amortized over the contractual term of the 2029 Secured Notes using the effective-interest method.

As of December 31, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $25.9 million, and the carrying amount was $774.1 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $31.8 million, and the carrying amount was $768.2 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $888.1 million and $851.3 million as of December 31, 2025 and December 31, 2024, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2025 and 2024, the Company recognized $103.9 million and $74.2 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $3.6 million and $2.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $2.3 million and $1.5 million, respectively, relating to amortization of debt issuance costs.

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

During the years ended December 31, 2024 and 2023, the Company recognized $1.2 million and $7.2 million, respectively, of interest expense relating to the 2024 Convertible Notes, which included $0.2 million and $1.0 million, respectively, relating to amortization of debt issuance costs.

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

As of December 31, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.1 million, and the carrying amount was $273.4 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $5.6 million, and the carrying amount was $271.9 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $301.7 million and $215.3 million as of December 31, 2025 and 2024, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $13.3 million, $14.0 million, and $13.2 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.5 million, $1.5 million, and $1.4 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

The Company incurred approximately $7.9 million of issuance costs during the second quarter of 2020 relating to the issuance of the 2025 Notes. The $7.9 million of debt issuance costs, which was recorded as a debt discount on the Company’s consolidated balance sheet, was amortized over the contractual term of the 2025 Notes using the effective-interest method.

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

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $10.8 million, $29.7 million, and $48.8 million, respectively, of interest expense relating to the 2025 Notes, which included $0.5 million, $1.0 million, and $1.5 million, respectively, relating to amortization of debt issuance costs.

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

Percentage
2025	101.219%
2026	100.000%

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

As of December 31, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.7 million, and the carrying amount was $596.3 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. As of December 31, 2024, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $4.6 million, and the carrying amount was $595.4 million, which was recorded to long-term debt within the Company’s consolidated balance sheet. The fair value of the 2029 Notes was approximately $565.6 million and $421.5 million as of December 31, 2025 and 2024 respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 13, Fair Value Measurements.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized $30.2 million, $30.2 million, and $30.1 million, respectively, of interest expense relating to the 2029 Notes, which included $1.0 million, $0.9 million, and $0.9 million, respectively relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $214.4 million, $218.3 million, and $165.9 million, for the years ended December 31, 2025, 2024, and 2023, respectively, which was recognized within its consolidated statements of income.

As of December 31, 2025, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2026	$20.9
2027	20.7
2028	297.9
2029	1,710.3
2030	0.2
Total	$2,050.0

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2025, the Company had approximately $146.4 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 7, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2024 Revolving Credit Facility.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401 (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $7.3 million, $9.2 million, and $8.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $10.6 million, $8.2 million, and $9.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The total for the two non-qualified deferred compensation plans, excluding participant contributions, was an expense of $8.0 million, $7.2 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $70.1 million and $67.3 million as of December 31, 2025 and 2024, respectively, and is included in other non-current liabilities within the Company’s consolidated balance sheets.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $52.3 million and $47.5 million as of December 31, 2025 and 2024, respectively, and is included in other assets within the Company’s consolidated balance sheets.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2025, the Company had $16.6 million of Mexico VAT-related assets, of which $11.1 million was recognized in prepaid expenses and other current assets and $5.5 million was recognized in other assets within its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $24.3 million, translated at the December 31, 2025 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $15.8 million, translated at the December 31, 2025 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $29.2 million and approximately $10.8 million, respectively, translated at the December 31, 2025 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $42.1 million, approximately $26.6 million, approximately $16.0 million, and approximately $11.6 million, respectively, translated at the December 31, 2025 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. In June 2025, the Company received a favorable ruling from the Second Level Administrative Court regarding its 2018 tax year case. The Tax Authority did not file an appeal and the 2018 tax year case was subsequently closed as of August 2025. The 2019 through 2021 tax year cases have received favorable verdicts at the First Level Administrative Court and are currently pending a decision at the Second Level Administrative Court. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.4 million, translated at the December 31, 2025 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $11.9 million, translated at the December 31, 2025 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $4.2 million, translated at the December 31, 2025 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $11.4 million, translated at the December 31, 2025 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the judicial levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $16.2 million, $15.7 million, $20.6 million, $18.2 million, and $33.7 million for those respective years, translated at the December 31, 2025 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

As of December 31, 2025, the Company has unutilized excess Goods and Services Tax (“GST”) input credits in India which have begun accumulating following amendments to the India GST Law that became effective during September 2025. Under applicable regulations, these credits may be applied against future GST liabilities in India or may be eligible for refund from the India government. The Company does not expect to generate sufficient future GST liabilities to utilize all of these GST input credits, and the likelihood of receiving a cash refund for certain credits remains uncertain; accordingly, no asset has been recognized in the consolidated financial statements for the excess GST input credits. These amounts are expensed when the Company determines that recoverability or utilization is uncertain. The Company will recognize the benefit of these input credits only if the underlying uncertainty is resolved and realization of the credits becomes expected. The Company intends to pursue certain strategies, which may include litigation, to recover or utilize these excess GST input credits; however, the outcome remains uncertain. As of December 31, 2025, the Company has recognized approximately $5 million in current assets within the Company’s consolidated balance sheets for GST input credits that are refundable from the India government and for which recoverability is reasonably assured based on government regulations.

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

8. Shareholders’ Deficit

The Company had 103.3 million, 101.2 million, and 99.2 million common shares outstanding as of December 31, 2025, 2024, and 2023, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2025. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. Historically, these shares have not counted against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2025, 2024, and 2023, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares, and additional paid-in capital.

For the years ended December 31, 2025, 2024, and 2023, the Company’s share repurchases, inclusive of transaction costs, was zero, under the Company’s share repurchase programs, and $8.2 million, $8.3 million, and $11.0 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2025, 2024, and 2023:

	Changes in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total
	(in millions)
Balance as of December 31, 2022	$(248.2)	$(2.0)	$(250.2)
Other comprehensive income (loss) before reclassifications, net of tax	17.6	(7.7)	9.9
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	8.3	8.3
Total other comprehensive income, net of reclassifications	17.6	0.6	18.2
Balance as of December 31, 2023	(230.6)	(1.4)	(232.0)
Other comprehensive (loss) income before reclassifications, net of tax	(51.7)	13.0	(38.7)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(0.7)	(0.7)
Total other comprehensive (loss) income, net of reclassifications	(51.7)	12.3	(39.4)
Balance as of December 31, 2024	(282.3)	10.9	(271.4)
Other comprehensive income (loss) before reclassifications, net of tax	34.1	(5.0)	29.1
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	(9.2)	(9.2)
Total other comprehensive income (loss), net of reclassifications	34.1	(14.2)	19.9
Balance as of December 31, 2025	$(248.2)	$(3.3)	$(251.5)

(1)
See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location within the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the years ended December 31, 2025, 2024, and 2023.

Other comprehensive income (loss) before reclassifications was net of tax expense of $4.0 million for foreign currency translation adjustments for the year ended December 31, 2025.

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

9. Share-Based Compensation

The Company has the following share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, and the Amended and Restated 2023 Stock incentive Plan, or the 2023 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 24.8 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The 2023 Stock Incentive Plan replaced the 2014 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2014 Stock Incentive Plan. The terms of the 2023 Stock Incentive Plan are substantially similar to the terms of the 2014 Stock Incentive Plan. The 2023 Stock Incentive Plan authorizes the issuance of 24.2 million common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2014 Stock Incentive Plan as of April 26, 2023. As of December 31, 2025, an aggregate of approximately 4.8 million common shares remain available for future issuance under the 2023 Stock Incentive Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, upon vesting, each stock unit award represents the right to receive one common share. For stock unit awards, the Company issues new shares, net of shares withheld for tax purposes, when vested. For SARs, the Company issues new shares based on the intrinsic value when exercised, net of shares withheld for tax purposes. The Company’s stock compensation awards outstanding as of December 31, 2025 included SARs and stock unit awards.

During the year ended December 31, 2024, the Company granted SARs with performance conditions to a consultant where tranches could vest during the first quarter of 2025, 2026, or 2027 subject to certain North America and Global volume points performance targets being achieved by the Company. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method. The Company did not grant any significant SARs, individually or in the aggregate, with performance conditions during the years ended December 31, 2025, and 2023.

During the year ended December 31, 2025, the Company granted SARs with service conditions to its executives which generally vest over a two to three-year period. During the year ended December 31, 2025, the Company granted SARs with service conditions to consultants which generally vest over a three-year period. During the years ended December 31, 2024 and 2023, the Company granted SARs with service conditions to certain employees, which generally vest annually over a two-year and three-year period, respectively. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight-line method.

During the year ended December 31, 2025, the Company granted performance stock units to its executives which generally vest over a two to three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. During the years ended December 31, 2024 and 2023, the Company did not grant any performance stock unit awards. Generally, performance conditions include targets for local currency net sales, adjusted earnings before interest and taxes, and/or adjusted earnings per share. The performance stock unit awards granted in 2025 can vest at between 0% and 120% of the target award based on the achievement of the performance conditions. Since these awards all vest at the end of the second or third year, the compensation expense for these grants is recognized over the vesting term using the straight-line method.

During the years ended December 31, 2025, 2024, and 2023, the Company granted stock unit awards with service conditions to directors and certain employees, which generally vest annually over a one-year and three-year period, respectively.

Share-based compensation expense is included in general and administrative expenses within the Company’s consolidated statements of income. The Company’s policy is to estimate the number of forfeitures expected to occur. Share-based compensation expense relating to service condition awards amounted to $37.4 million, $49.9 million, and $49.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. Share-based compensation expense (benefit) relating to performance condition awards amounted to $6.7 million, $0.1 million, and $(1.5) million for the years ended December 31, 2025, 2024, and 2023, respectively. The related income tax benefits recognized in earnings for all awards amounted to $5.4 million, $7.9 million, and $11.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Tax deficiencies on share-based compensation arrangements totaled $4.6 million, $6.5 million, and $5.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the total unrecognized compensation cost related to non-vested service condition stock awards was $28.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of December 31, 2025, the total unrecognized compensation cost related to non-vested performance condition awards was $5.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

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

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for service condition SARs awards granted during the years ended December 31, 2025, 2024, and 2023:

	SARs
	December 31,
	2025	2024	2023
Expected Volatility	58.1%	53.5%	48.4%
Dividend Yield	0.0%	0.0%	0.0%
Expected Term	5.0 years	5.0 years	5.5 years
Risk-Free Interest Rate	4.1%	4.3%	3.7%

The following table summarizes the weighted-average assumptions used in the calculation of the fair value for performance condition SARs awards granted during the year ended December 31, 2025 and 2024:

	SARs
	December 31,
	2025	2024
Expected Volatility	57.5%	47.2%
Dividend Yield	0.0%	0.0%
Expected Term	5.0 years	7.0 years
Risk-Free Interest Rate	3.9%	4.3%

The following table summarizes the activities for all SARs under the Company’s share-based compensation plans for the year ended December 31, 2025:

	Number of Awards	Weighted- Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2024(2)	11,002	$12.12	7.1 years	$—
Granted(3)	2,723	$7.76
Forfeited/expired(4)	(476)	$16.54
Outstanding as of December 31, 2025(2)	13,249	$11.07	7.0 years	$45.4
Exercisable as of December 31, 2025(5)	5,119	$15.05	6.6 years	$9.4
Vested and expected to vest as of December 31, 2025(5)	9,700	$12.15	7.6 years	$28.4

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.9 million and 4.0 million performance condition SARs as of December 31, 2025 and 2024, respectively.
(3)
Includes less than 0.1 million performance condition SARs.
(4)
Includes 0.1 million performance condition SARs.
(5)
Includes 0.5 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2025, 2024, and 2023 was $4.17, $4.61, and $7.83, respectively. There were no service condition SARs exercised during the years ended December 31, 2025 and 2024. The total intrinsic value of service condition SARs exercised during the year ended December 31, 2023 was less than $0.1 million. The weighted-average grant date fair value of performance condition SARs granted during the years ended December 31, 2025 and 2024 was $3.88 and $4.41, respectively. There were no performance SARs granted during the year ended December 31, 2023. There were no performance condition SARs exercised during the years ended December 31, 2025, 2024, and 2023.

The following table summarizes the activities for all stock units under the Company’s share-based compensation plans for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	6,289	$12.56
Granted(1)	1,817	$8.13
Vested	(3,037)	$14.54
Forfeited	(503)	$10.78
Outstanding and nonvested as of December 31, 2025(1)	4,566	$9.67
Expected to vest as of December 31, 2025(2)	4,134	$9.79

(1)
Includes 1.6 million performance-based restricted stock units as of December 31, 2025, which represents the maximum amount that can vest.
(2)
Includes 1.3 million performance-based stock unit awards.

The total vesting date fair value of stock units which vested during the years ended December 31, 2025, 2024, and 2023 was $22.7 million, $22.6 million, and $27.2 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 4.0 million common shares. As of December 31, 2025, approximately 2.1 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

As of December 31, 2025, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments, sales by product line, and sales by geographic area are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net sales:
Primary Reporting Segment	$4,758.4	$4,695.5	$4,735.0
China	279.1	297.6	327.4
Total net sales	$5,037.5	$4,993.1	$5,062.4
Significant segment expenses
Cost of Sales:
Primary Reporting Segment	$1,077.0	$1,060.9	$1,141.0
China	37.6	43.4	50.0
Total cost of sales	$1,114.6	$1,104.3	$1,191.0
Selling expenses:
Primary Reporting Segment (2)	$1,644.2	$1,630.3	$1,656.2
China (3)	138.2	152.5	168.0
Total selling expenses	$1,782.4	$1,782.8	$1,824.2
Contribution margin(1):
Primary Reporting Segment	$2,037.2	$2,004.3	$1,937.8
China	103.3	101.7	109.4
Total contribution margin	$2,140.5	$2,106.0	$2,047.2
General and administrative expenses	1,664.3	1,725.6	1,701.0
Other operating income	(4.8)	(5.5)	(10.2)
Interest expense	214.4	218.3	165.9
Interest income	8.5	12.3	11.5
Other expense (income), net	—	10.5	(1.0)
Income before income taxes	275.1	169.4	203.0
Income taxes	47.3	(84.9)	60.8
Net income	$227.8	$254.3	$142.2
Net sales by product line:
Weight Management	$2,746.7	$2,768.1	$2,851.7
Targeted Nutrition	1,509.6	1,484.3	1,480.0
Energy, Sports, and Fitness	617.1	572.2	560.3
Outer Nutrition	85.0	83.6	82.5
Literature, Promotional, and Other	79.1	84.9	87.9
Total net sales	$5,037.5	$4,993.1	$5,062.4
Net sales by geographic area:
United States	$1,006.4	$1,026.0	$1,100.5
China	279.1	297.6	327.4
India	889.6	844.8	796.6
Mexico	557.7	538.6	525.0
Vietnam	278.2	283.7	279.0
Others	2,026.5	2,002.4	2,033.9
Total net sales	$5,037.5	$4,993.1	$5,062.4

(1)
Contribution margin consists of net sales less cost of sales and selling expenses.
(2)
For the Primary Reporting Segment, selling expenses consists of Member compensation, which was previously presented as Royalty Overrides, as described further in Note 2, Basis of Presentation. Prior period amounts have been revised to reflect the current period presentation.
(3)
In China, selling expenses primarily consists of service fees to China independent service providers, which totaled $135.8 million, $149.8 million, and $165.0 million for the years ended December 31, 2025, 2024, and 2023, respectively, as described further in Note 2, Basis of Presentation.
(4)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

As of December 31, 2025 and 2024, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $97.5 million and $84.8 million, respectively, and goodwill allocated to the China segment was $3.0 million and $2.9 million, respectively.

The following table sets forth property, plant, and equipment and deferred income tax assets by geographic area:

	December 31,
	2025	2024	2023
	(in millions)
Property, plant, and equipment, net:
United States	$399.7	$409.9	$437.6
Foreign	48.0	50.3	68.9
Total property, plant, and equipment, net	$447.7	$460.2	$506.5
Deferred income tax assets:
United States	$297.5	$273.2	$209.1
Foreign	271.3	228.6	78.7
Total deferred income tax assets	$568.8	$501.8	$287.8

11. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in general and administrative expenses within the Company’s consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within the Company’s consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of December 31, 2025 and 2024, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $75.4 million and $69.9 million, respectively. As of December 31, 2025, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2025, the Company recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2024, the Company recorded assets at fair value of $4.1 million and liabilities at fair value of zero relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of December 31, 2025 and 2024.

As of both December 31, 2025 and 2024, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month.

The tables below provide information about the details of all foreign currency forward contracts that were outstanding as of December 31, 2025 and 2024:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2025
Buy British pound sell Euro	0.87	$27.6	$0.1
Buy Chilean peso sell U.S. dollar	905.46	0.9	—
Buy Chinese yuan sell U.S. dollar	7.08	31.5	0.5
Buy Czech koruna sell U.S. dollar	20.66	5.3	—
Buy Danish krone sell U.S. dollar	6.35	2.4	—
Buy Euro sell Australian dollar	1.77	1.3	—
Buy Euro sell Brazilian real	6.25	0.9	—
Buy Euro sell British pound	0.88	4.0	—
Buy Euro sell Chinese yuan	8.26	1.6	—
Buy Euro sell Czech koruna	24.29	0.8	—
Buy Euro sell Hong Kong dollar	9.15	5.1	—
Buy Euro sell Indian rupee	106.09	5.5	—
Buy Euro sell Indonesian rupiah	19,722.70	1.5	—
Buy Euro sell Kazakhstani tenge	610.37	20.6	(0.4)
Buy Euro sell Mexican peso	22.43	94.0	(4.2)
Buy Euro sell Peruvian nuevo sol	3.94	5.1	0.1
Buy Euro sell Swiss franc	0.93	53.0	(0.1)
Buy Euro sell Taiwan dollar	36.97	2.5	—
Buy Euro sell U.S. dollar	1.17	91.1	0.1
Buy Euro sell Vietnamese dong	30,946.13	19.0	(0.1)
Buy Hong Kong dollar sell U.S. dollar	7.76	1.0	—
Buy Indian rupee sell U.S. dollar	90.95	0.5	—
Buy Indonesian rupiah sell U.S. dollar	16,772.88	7.9	—
Buy Kazakhstani tenge sell Euro	612.62	3.8	0.1
Buy Korean won sell U.S. dollar	1,441.96	3.5	—
Buy Mexican peso sell Euro	21.21	10.0	—
Buy Mexican peso sell U.S. dollar	18.32	24.5	0.4
Buy New Israeli shekel sell U.S. dollar	3.19	1.4	—
Buy Norwegian krone sell U.S. dollar	10.13	5.4	—
Buy Polish zloty sell U.S. dollar	3.60	8.3	—
Buy Romanian leu sell U.S. dollar	4.34	1.1	—
Buy Singapore dollar sell U.S. dollar	1.28	0.8	—
Buy Swedish krona sell U.S. dollar	9.27	3.0	—
Buy Swiss franc sell U.S. dollar	0.79	51.8	—
Buy Taiwan dollar sell U.S. dollar	31.16	14.4	(0.1)
Buy Thai baht sell U.S. dollar	32.42	2.5	0.1
Buy U.S. dollar sell Brazilian real	5.35	2.4	0.1
Buy U.S. dollar sell British pound	1.34	13.4	(0.1)
Buy U.S. dollar sell Canadian dollar	1.38	1.5	—
Buy U.S. dollar sell Chilean peso	918.05	0.9	—
Buy U.S. dollar sell Euro	1.17	162.4	(0.4)
Buy U.S. dollar sell Hungarian forint	328.65	0.8	—
Buy U.S. dollar sell Indian rupee	89.44	16.8	0.1
Buy U.S. dollar sell Mexican peso	18.65	7.2	(0.2)
Buy U.S. dollar sell Philippine peso	59.13	1.7	—
Buy U.S. dollar sell Romanian leu	4.35	1.1	—
Buy U.S. dollar sell Singapore dollar	1.30	0.8	—
Buy U.S. dollar sell Taiwan dollar	31.19	1.7	—
Total forward contracts		$724.3	$(4.0)

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of December 31, 2024
Buy British pound sell Euro	0.93	$10.5	$—
Buy British pound sell U.S. dollar	1.26	12.6	(0.1)
Buy Canadian dollar sell U.S. dollar	1.43	1.5	—
Buy Chinese yuan sell Euro	7.57	1.0	—
Buy Chinese yuan sell U.S. dollar	7.24	34.4	(0.4)
Buy Czech koruna sell U.S. dollar	23.95	3.2	—
Buy Danish krone sell U.S. dollar	7.12	1.9	—
Buy Euro sell Australian dollar	1.65	1.6	—
Buy Euro sell British pound	0.83	2.6	—
Buy Euro sell Canadian dollar	1.49	2.1	—
Buy Euro sell Chinese yuan	7.71	10.8	(0.2)
Buy Euro sell Indonesian rupiah	16,926.33	3.7	—
Buy Euro sell Malaysian ringgit	4.73	3.3	(0.1)
Buy Euro sell Mexican peso	21.38	122.0	2.6
Buy Euro sell Peruvian nuevo sol	3.94	4.2	(0.1)
Buy Euro sell Swiss franc	0.94	24.9	0.1
Buy Euro sell Taiwan dollar	34.54	27.9	(0.4)
Buy Euro sell U.S. dollar	1.05	26.6	(0.3)
Buy Euro sell Vietnamese dong	27,114.54	7.7	(0.2)
Buy Hong Kong dollar sell U.S. dollar	7.77	0.8	—
Buy Kazakhstani tenge sell U.S. dollar	498.69	8.0	(0.4)
Buy Korean won sell U.S. dollar	1,440.40	7.0	(0.2)
Buy Malaysian ringgit sell U.S. dollar	4.47	10.6	—
Buy Mexican peso sell Euro	21.67	35.9	0.1
Buy Mexican peso sell U.S. dollar	20.32	9.9	(0.3)
Buy Norwegian krone sell U.S. dollar	11.17	3.7	(0.1)
Buy Polish zloty sell U.S. dollar	4.07	8.6	(0.1)
Buy Romanian leu sell U.S. dollar	4.75	0.7	—
Buy Singapore dollar sell U.S. dollar	1.34	1.5	—
Buy Swedish krona sell U.S. dollar	10.99	2.8	—
Buy Swiss franc sell U.S. dollar	0.89	24.0	(0.4)
Buy Taiwan dollar sell U.S. dollar	32.41	6.2	(0.1)
Buy U.S. dollar sell Brazilian real	5.71	6.4	0.5
Buy U.S. dollar sell British pound	1.27	19.0	0.3
Buy U.S. dollar sell Canadian dollar	1.44	1.9	—
Buy U.S. dollar sell Colombian peso	4,381.38	2.7	—
Buy U.S. dollar sell Euro	1.05	214.6	3.3
Buy U.S. dollar sell Hong Kong dollar	7.77	0.8	—
Buy U.S. dollar sell Korean won	1,436.22	3.4	0.1
Buy U.S. dollar sell Mexican peso	20.36	13.0	0.3
Buy U.S. dollar sell Philippine peso	57.81	2.6	—
Buy U.S. dollar sell Polish zloty	4.08	1.2	—
Buy U.S. dollar sell Romanian leu	4.74	0.8	—
Buy U.S. dollar sell Singapore dollar	1.34	1.1	—
Buy U.S. dollar sell Taiwan dollar	32.45	1.8	—
Total forward contracts		$691.5	$3.9

The following tables summarize the derivative activity during the years ended December 31, 2025, 2024, and 2023 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive (loss) income during the years ended December 31, 2025, 2024, and 2023:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
	Year Ended December 31,
	2025	2024	2023
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(5.7)	$13.5	$(7.7)

As of December 31, 2025, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $4.0 million.

The effect of cash flow hedging relationships on the Company’s consolidated statements of income for the years ended December 31, 2025, 2024, and 2023 was as follows:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2025
	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the consolidated statements of income	$1,114.6	$1,664.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	9.6	—
Amount of loss excluded from assessment of effectiveness recognized in income	(5.0)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.4)
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.2

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2024
	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the consolidated statements of income	$1,104.3	$1,725.6

Foreign exchange currency contracts relating to inventory hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	0.6	—
Amount of loss excluded from assessment of effectiveness recognized in income	(4.9)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	0.1
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.3

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Year Ended December 31,
	2023
	Cost of sales	General and administrative expenses	Interest expense
	(in millions)
Total amounts presented in the consolidated statements of income	$1,191.0	$1,701.0	$165.9

Foreign exchange currency contracts relating to inventory hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	(7.6)	—	—
Amount of loss excluded from assessment of effectiveness recognized in income	(5.7)	—	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.8)	—
Amount of gain excluded from assessment of effectiveness recognized in income	—	0.4	—

Interest rate swaps:
Amount of gain reclassified from accumulated other comprehensive loss to income	—	—	0.3
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the December 31, 2025, 2024, and 2023:

	Amount of (Loss) Gain Recognized in Income
	Year Ended December 31,
	2025	2024	2023	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(12.8)	$2.8	$(5.9)	General and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet locations as of December 31, 2025 and 2024.

12. Income Taxes

The components of income before income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$(155.7)	$(167.7)	$(94.1)
Foreign	430.8	337.1	297.1
Total	$275.1	$169.4	$203.0

Income taxes were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Current:
Foreign	$93.3	$90.3	$80.8
Federal	18.2	49.4	21.3
State	—	5.0	(0.2)
	111.5	144.7	101.9
Deferred:
Foreign	(38.3)	(165.9)	(1.7)
Federal	(23.0)	(57.0)	(34.6)
State	(2.9)	(6.7)	(4.8)
	(64.2)	(229.6)	(41.1)
	$47.3	$(84.9)	$60.8

The Company recorded an income tax expense of $47.3 million, benefit of $84.9 million, and expense of $60.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The income tax benefit for the year ended December 31, 2024 included the tax impacts of changes the Company initiated to its corporate entity structure during the fourth quarter of 2024. This reorganization resulted in the Company recognizing a large benefit from the establishment of a deferred tax asset and the release of a valuation allowance primarily related to net operating losses.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, the 21% U.S. tax rate (the tax rate at which the majority of the Company’s operations are taxed) is applied for the years reported. The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis beginning with the year ended December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the Company’s actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31,
	2025
	Amount	Percent
	(in millions)
U.S. federal statutory tax rate	$57.8	21.0%
State taxes, net of federal benefit (1)	(0.8)	(0.3)%
Effect of cross-border tax laws
Net foreign tested income, net of credits	6.1	2.2%
Foreign-derived intangible income	8.0	2.9%
Foreign tax credits	(3.0)	(1.1)%
Other	(1.7)	(0.6)%
Tax credits
Research and development tax credits	(4.2)	(1.5)%
Changes in valuation allowances	(15.1)	(5.5)%
Nontaxable or nondeductible items
Nondeductible stock compensation	15.5	5.6%
Other	3.7	1.3%
Changes in unrecognized tax benefits	(5.8)	(2.1)%
Foreign tax effects
India
Statutory tax rate difference between India and United States	6.7	2.4%
Withholding taxes	22.4	8.1%
Other	1.3	0.5%
Luxembourg
Statutory tax rate difference between Luxembourg and United States	9.7	3.5%
Imputed interest	(21.0)	(7.6)%
Other	(2.7)	(1.0)%
Switzerland
Statutory tax rate difference between Switzerland and United States	(7.4)	(2.7)%
Changes in valuation allowances	(42.5)	(15.5)%
Cantonal taxes	2.1	0.8%
Other foreign jurisdictions	19.0	6.9%
Other Adjustments	(0.8)	(0.1)%
Effective Tax Rate	$47.3	17.2%

(1)
State taxes in California, New York, Alabama, and Minnesota made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents the required disclosures prior to the Company’s adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in millions)
Tax expense at United States statutory rate	$35.6	$42.6
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	30.2	90.3
U.S. tax expense (benefit) on foreign income, net of foreign tax credits	(12.0)	1.1
Intra-entity transfers of intellectual property	(177.6)	—
Deferred tax charge	18.5	(7.4)
Increase (decrease) in valuation allowances	28.8	(61.0)
State taxes, net of federal benefit	(2.2)	(5.6)
Unrecognized tax (benefits) expenses	(13.8)	(6.1)
Excess tax expense (benefits) on equity awards	6.5	5.2
U.S. research and development tax credit	(4.9)	(4.4)
Expenses not deductible for tax	6.3	3.2
Other	(0.3)	2.9
Total	$(84.9)	$60.8

The significant categories of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$97.7	$86.2
Tax loss and credit carryforwards of certain foreign subsidiaries	234.8	225.6
Tax loss and domestic tax credit carryforwards	154.4	161.6
Intellectual property	163.6	177.6
Deferred compensation plan	22.5	27.8
Deferred interest expense	100.6	77.6
Inventory reserve	5.0	5.9
Operating lease liabilities	43.1	42.2
Depreciation and amortization	46.7	77.0
Other	37.2	24.5
Gross deferred income tax assets	905.6	906.0
Less: valuation allowance	(336.8)	(404.2)
Total deferred income tax assets	$568.8	$501.8
Deferred income tax liabilities:
Intangible assets	$69.4	$71.9
Unremitted foreign earnings	16.1	11.7
Operating lease assets	37.9	37.3
Total deferred income tax liabilities	123.4	120.9
Total net deferred income tax assets	$445.4	$380.9

Tax loss and credit carryforwards of certain foreign subsidiaries for 2025 and 2024 were $234.8 million and $225.6 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $221.0 million will expire between 2026 and 2041 and $13.8 million can be carried forward indefinitely. U.S. foreign tax credit carryforwards for 2025 and 2024 were $132.9 million and $156.0 million, respectively, which are included in Domestic tax credit carryforwards in the table above. If unused, U.S. foreign tax credit carryforwards will expire between 2026 and 2035. U.S. research and development tax credit carryforwards for 2025 and 2024 were $22.4 million and $5.3 million, respectively. If unused, U.S. research and development tax credit carryforwards begin expiring in 2040. The deferred interest expense can be carried forward indefinitely. U.S. state tax loss and credit carryforwards for 2025 were $5.0 million. If unused, certain U.S. state tax loss carryforwards will expire between 2033 and 2045, while the remaining can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred income tax assets reported if, based on the weight of the evidence, it is more likely than not that some or all of the deferred income tax assets will not be realized. As of December 31, 2025 and 2024, the Company held valuation allowances against net deferred income tax assets of certain subsidiaries, primarily related to tax loss carryforwards and U.S. foreign tax credits, in the amount of $336.8 million and $404.2 million, respectively. The net decrease in the Company’s valuation allowance during 2025 of $67.4 million was primarily attributable to the release of the remaining balance of the valuation allowance related to deferred tax assets in certain of its European subsidiaries. The net increase in the Company’s valuation allowance during 2024 of $28.7 million was primarily attributable to changes from the reorganization in that year.

Since certain of Herbalife Ltd.’s unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings, it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred income tax liabilities on the unremitted foreign earnings as of December 31, 2025 and 2024 were $16.1 million and $11.7 million, respectively.

The amount of income taxes paid, net of refunds received by the Company during the years ended December 31, 2024 and 2023 was $132.3 million and $121.2 million, respectively. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025 and has included the following table as a result of its adoption, which presents income taxes paid, net of refunds received for the year ended December 31, 2025:

Year Ended December 31,
2025
(in millions)
Federal	$2.0
State	2.8
Foreign
India	68.9
Mexico	5.6
All other foreign	37.5
Income taxes paid, net of refunds received	$116.8

As of December 31, 2025, the total amount of unrecognized tax benefits, including related interest and penalties was $45.7 million. If the total amount of unrecognized tax benefits was recognized, $33.2 million of unrecognized tax benefits, $8.2 million of interest, and $1.3 million of penalties would impact the effective tax rate. As of December 31, 2024, the total amount of unrecognized tax benefits, including related interest and penalties was $51.3 million. If the total amount of unrecognized tax benefits was recognized, $36.5 million of unrecognized tax benefits, $10.1 million of interest, and $1.3 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2025, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $2.1 million and $0.1 million, respectively. During the year ended December 31, 2024, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $5.3 million and $0.8 million, respectively. During the year ended December 31, 2023, the Company recorded a decrease in interest and penalty expense related to uncertain tax positions of $4.2 million and $1.0 million, respectively. As of December 31, 2025, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $8.2 million and $1.3 million, respectively. As of December 31, 2024, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $10.1 million and $1.3 million, respectively. As of December 31, 2023, the total amount of interest and penalties related to unrecognized tax benefits recognized in the consolidated balance sheet was $16.0 million and $2.3 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Beginning balance of unrecognized tax benefits	$39.9	$49.1	$49.7
Additions for current year tax positions	5.5	6.8	9.7
Additions for prior year tax positions	0.8	4.3	1.0
Reductions for prior year tax positions	(6.3)	(14.6)	(6.6)
Reductions for audit settlements	(0.3)	(0.3)	(0.2)
Reductions for the expiration of statutes of limitations	(3.9)	(4.1)	(4.4)
Changes due to foreign currency translation adjustments	0.5	(1.3)	(0.1)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	36.2	39.9	49.1
Interest and penalties associated with unrecognized tax benefits	9.5	11.4	18.3
Ending balance of unrecognized tax benefits (including interest and penalties)	$45.7	$51.3	$67.4

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2025, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2012.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), which in part, increases the tax deductibility of interest and research and development expenses beginning in 2025. The international provisions of the tax bill, including the minimum tax on foreign earnings, export income, and foreign tax credits, become effective in 2026. The Company recognized the effects of the enacted provisions during the third quarter of 2025, which did not have a material impact on the Company’s consolidated financial statements. Based on the Company’s preliminary analysis, the financial impact of the provisions with future effective dates is not expected to be material to its consolidated financial statements. However, the Company continues to evaluate the OBBBA and monitor additional guidance issued by regulatory authorities to assess any potential impacts on its consolidated financial statements.

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

The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of December 31, 2025 and 2024:

	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2025	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2024	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$—	$4.1	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.0	4.0	Prepaid expenses and other current assets
	$2.0	$8.1
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.5	$—	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	1.5	4.2	Other current liabilities
	$6.0	$4.2

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets as of December 31, 2025 and 2024:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
December 31, 2025
Foreign exchange currency contracts	$2.0	$(0.7)	$1.3
Total	$2.0	$(0.7)	$1.3
December 31, 2024
Foreign exchange currency contracts	$8.1	$(3.1)	$5.0
Total	$8.1	$(3.1)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
December 31, 2025
Foreign exchange currency contracts	$6.0	$(0.7)	$5.3
Total	$6.0	$(0.7)	$5.3
December 31, 2024
Foreign exchange currency contracts	$4.2	$(3.1)	$1.1
Total	$4.2	$(3.1)	$1.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2025 and 2024, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Restructuring Activities

In 2021, the Company initiated a global transformation program to optimize global processes for future growth, or the Transformation Program. The Transformation Program involved the investment in certain new technologies and the realignment of infrastructure and the locations of certain functions to better support distributors and customers. The Company incurred total pre-tax expenses of approximately $92.5 million from inception through the end of the Transformation Program, which was completed as of December 31, 2024. During the years ended December 31, 2024 and 2023, the Company incurred $13.3 million and $54.2 million, respectively, of pre-tax expenses which were recognized in general and administrative expenses within its consolidated statements of income.

Costs related to the Transformation Program for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,	Year Ended December 31,	Cumulative costs incurred to date as of December 31, 2024
	2024	2023
	(in millions)
Professional fees	$1.6	$8.0	$26.5
Retention and separation	10.9	45.7	64.4
Other	0.8	0.5	1.6
Total	$13.3	$54.2	$92.5

Changes in the liabilities related to the Transformation Program during the years ended December 31, 2025 and 2024, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2023	$1.0	$8.2	$—	$9.2
Expenses	1.6	10.9	0.8	13.3
Cash payments	(2.6)	(14.4)	—	(17.0)
Non-cash items and other	—	—	(0.8)	(0.8)
Balance as of December 31, 2024	$—	$4.7	$—	$4.7
Expenses	—	—	—	—
Cash payments	—	(3.0)	—	(3.0)
Non-cash items and other	—	(0.4)	—	(0.4)
Balance as of December 31, 2025	$—	$1.3	$—	$1.3

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company incurred total pre-tax expenses of approximately $76.1 million through the end of the Restructuring Program, which was completed as of December 31, 2025. During the years ended December 31, 2025 and 2024, the Company incurred $7.0 million and $69.1 million, respectively, of pre-tax expenses which were recognized in general and administrative expenses within its consolidated statement of income.

Costs related to the Restructuring Program were as follows:

	Year Ended December 31,	Year Ended December 31,	Cumulative costs incurred to date as of December 31, 2025
	2025	2024
	(in millions)
Professional fees	$(0.5)	$4.6	$4.1
Retention and separation	7.5	64.5	72.0
Other	—	—	—
Total	$7.0	$69.1	$76.1

Changes in the liabilities related to the Restructuring Program during the years ended December 31, 2025 and 2024, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$4.6	$64.5	$—	$69.1
Cash payments	(4.1)	(61.3)	—	(65.4)
Non-cash items and other	—	—	—	—
Balance as of December 31, 2024	$0.5	$3.2	$—	$3.7
Expenses	$(0.5)	$7.5	$—	$7.0
Cash payments	—	(9.4)	—	(9.4)
Non-cash items and other	—	—	—	—
Balance as of December 31, 2025	$—	$1.3	$—	$1.3

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $9.1 million through December 31, 2025, all of which was recognized in general and administrative expenses within its consolidated statements of income during the year ended December 31, 2025. The Company expects to incur total pre-tax expenses of approximately $11 million based on actual expenses incurred to date and expected future expenses. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on the Company’s estimates and actual results could differ from such estimates.

Costs related to the Technology Realignment Program were as follows:

Year Ended December 31,
2025
(in millions)
Professional fees	$—
Retention and separation	9.1
Other	—
Total	$9.1

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	$—	$9.1	$—	$9.1
Cash payments	—	(5.2)	—	(5.2)
Non-cash items and other	—	—	—	—
Balance as of December 31, 2025	$—	$3.9	$—	$3.9

15. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying consolidated balance sheets included deferred compensation plan assets of $52.3 million and $47.5 million as of December 31, 2025 and 2024, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in millions)
Accrued compensation	$142.1	$148.1
Accrued advertising, events, and promotion expenses	50.8	52.0
Accrued interest	24.8	31.8
Current operating lease liabilities	35.5	39.7
Advance sales deposits	75.2	75.0
Income taxes payable	20.6	12.6
Other accrued liabilities	140.8	157.8
Total	$489.8	$517.0

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying consolidated balance sheets included deferred compensation plan liabilities of $70.1 million and $67.3 million and deferred income tax liabilities of $18.9 million and $17.7 million as of December 31, 2025 and 2024, respectively. See Note 6, Employee Compensation Plans, for a further description of the Company’s deferred compensation plan assets and liabilities.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHAN P. GRATZIANI	Chief Executive Officer (Principal Executive Officer)	February 18, 2026
Stephan P. Gratziani

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	February 18, 2026
John G. DeSimone

/s/ JEHANGIR IRANI	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Jehangir “Bobby” Irani

/s/ RICHARD H. CARMONA	Director	February 18, 2026
Richard H. Carmona

/s/ LYNDA CLOUD	Director	February 18, 2026
Lynda Cloud

/s/ CELINE DEL GENES Celine Del Genes	Director	February 18, 2026

/s/ MICHAEL O. JOHNSON	Chairman of the Board and Director	February 18, 2026
Michael O. Johnson

/s/ MICHAEL LEVITT	Director	February 18, 2026
Michael Levitt

/s/ SOPHIE L’HÉLIAS	Director	February 18, 2026
Sophie L’Hélias

/s/ RODICA MACADRAI	Director	February 18, 2026
Rodica Macadrai

/s/ JUAN MIGUEL MENDOZA	Director	February 18, 2026
Juan Miguel Mendoza

/s/ PERKINS MILLER	Director	February 18, 2026
Perkins Miller

/s/ DONAL MULLIGAN	Director	February 18, 2026
Donal Mulligan

/s/ MARIA OTERO	Director	February 18, 2026
Maria Otero