Form 10-Q
period 2026-03-31
HERBALIFE LTD.
filed 2026-05-06
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of registrant’s common shares outstanding as of April 29, 2026 was 103,669,416.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$451.2	$353.1
Receivables, net of allowance for doubtful accounts	106.0	91.9
Inventories	494.6	511.7
Prepaid expenses and other current assets	200.3	188.0
Total current assets	1,252.1	1,144.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	429.3	447.7
Operating lease right-of-use assets	169.0	168.3
Marketing-related intangibles and other intangible assets, net	314.6	315.1
Goodwill	99.1	100.5
Deferred income tax assets	463.7	464.3
Other assets	147.4	145.3
Total assets	$2,875.2	$2,785.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$88.1	$99.8
Member compensation liabilities	361.1	402.4
Current portion of long-term debt	9.2	20.9
Other current liabilities	563.7	489.8
Total current liabilities	1,022.1	1,012.9
Long-term debt, net of current portion	1,981.9	1,971.7
Non-current operating lease liabilities	155.2	155.7
Other non-current liabilities	150.2	155.0
Total liabilities	3,309.4	3,295.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 103.4 million (2026) and 103.3 million (2025) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	334.0	316.0
Accumulated other comprehensive loss	(257.8)	(251.5)
Accumulated deficit	(517.8)	(579.7)
Total Herbalife shareholders’ deficit	(441.5)	(515.1)
Noncontrolling interest	7.3	5.7
Total shareholders’ deficit	(434.2)	(509.4)
Total liabilities and shareholders’ deficit	$2,875.2	$2,785.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions, except per share amounts)
Net sales	$1,317.2	$1,221.7
Cost of sales	291.1	265.2
Gross profit	1,026.1	956.5
Selling expenses	461.8	433.4
General and administrative expenses	431.4	400.3
Other operating income	(5.5)	—
Operating income	138.4	122.8
Interest expense, net	46.8	52.0
Income before income taxes	91.6	70.8
Income taxes	30.4	20.4
Net income	61.2	50.4
Net loss attributable to noncontrolling interest	(0.7)	—
Net income attributable to Herbalife	$61.9	$50.4
Earnings per share attributable to Herbalife:
Basic	$0.60	$0.50
Diluted	$0.57	$0.49
Weighted-average shares outstanding:
Basic	103.8	101.5
Diluted	108.4	102.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Net income	$61.2	$50.4
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(0.1) and $0.4 for the three months ended March 31, 2026 and 2025, respectively	(6.1)	8.7
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended March 31, 2026 and 2025	(0.2)	(3.7)
Total other comprehensive (loss) income	(6.3)	5.0
Total comprehensive income	54.9	55.4
Comprehensive loss attributable to the noncontrolling interest	(0.7)	—
Total comprehensive income attributable to Herbalife	$55.6	$55.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Cash flows from operating activities:
Net income	$61.2	$50.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.4	30.7
Share-based compensation expenses	10.6	11.6
Non-cash interest expense	4.2	4.1
Deferred income taxes	0.3	(13.1)
Inventory write-downs	5.9	11.4
Foreign exchange transaction (gain) loss	(0.4)	1.4
Other	(1.5)	(1.4)
Changes in operating assets and liabilities:
Receivables	(14.3)	(20.0)
Inventories	4.2	(16.7)
Prepaid expenses and other current assets	(6.4)	(2.3)
Accounts payable	(12.1)	11.5
Member compensation liabilities	(36.9)	(33.5)
Other current liabilities	81.3	(25.7)
Other	(11.7)	(8.2)
Net cash provided by operating activities	113.8	0.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(10.9)	(18.3)
Other	(0.3)	(0.5)
Net cash used in investing activities	(11.2)	(18.8)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt	67.0	65.0
Principal payments on senior secured credit facility and other debt	(72.2)	(70.3)
Repayment of senior notes	—	(65.0)
Share repurchases	(0.7)	(2.2)
Other	7.9	0.3
Net cash provided by (used in) financing activities	2.0	(72.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6.9)	3.7
Net change in cash, cash equivalents, and restricted cash	97.7	(87.1)
Cash, cash equivalents, and restricted cash, beginning of period	375.3	438.1
Cash, cash equivalents, and restricted cash, end of period	$473.0	$351.0

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Reclassifications

Effective in the fourth quarter of 2025, the Company retrospectively separated selling expenses from selling, general, and administrative expenses in the consolidated statements of income and combined those selling expenses with royalty overrides in the consolidated statements of income to simplify its financial statement presentation. Specifically, the Company’s Member compensation payments recognized as operating expenses, previously reported as royalty overrides, have been combined with the service fees to China’s independent service providers which were previously reported as selling expense within selling, general, and administrative expenses, and the two categories of expense are now collectively being presented in selling expenses within the condensed consolidated statements of income. As a result, $31.6 million related to service fees to China independent service providers previously presented as selling, general, and administrative expenses and all amounts previously presented as royalty overrides were collectively reclassified to selling expenses within the condensed consolidated statements of income for the three months ended March 31, 2025.

As a result of the above, the Member compensation previously reported as royalty overrides within the operating activities in the condensed consolidated statements of cash flows is now presented as Member compensation liabilities. In addition, $0.8 million of cash outflows related to service fees to China independent service providers were reclassified from other current liabilities to Member compensation liabilities within the Company’s cash flows from operating activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2025.

These reclassifications did not impact the amounts of the prior period total assets, total liabilities, operating income, net income attributable to Herbalife, and net cash provided by (used in) operating activities, investing activities and financing activities, and did not impact the Company’s condensed consolidated statements of comprehensive income and condensed consolidated statements of changes in shareholders’ deficit.

Recently Adopted Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt - Debt with Conversion and Other Options - (Topic 470) - Induced Conversions of Convertible Debt Instruments. This ASU amends certain guidance related to induced conversion of convertible debt instruments and clarifies the applicability of induced conversion accounting as it relates to convertible debt that is cash-settled. Additionally, the amendments clarify that the incorporation, elimination, or modification of a volume-weighted average price formula does not automatically cause a settlement to be accounted for as an extinguishment and an entity should assess the form and amount of the conversion consideration to make that determination. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted for those entities that have adopted the amendments in ASU 2020-06. The adoption of this guidance during the first quarter of 2026 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Measurement of Credit Losses (Topic 326) for Accounts Receivable and Contract Assets. This ASU allows entities to elect a practical expedient to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset, thereby simplifying the development of reasonable and supportable forecasts as part of estimating expected credit losses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The adoption of this guidance during the first quarter of 2026 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $69.5 million and $59.4 million as of March 31, 2026 and December 31, 2025, respectively. Substantially all credit card receivables were current as of March 31, 2026 and December 31, 2025. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately $0.1 million and zero during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $1.7 million and $1.8 million, respectively. As of March 31, 2026 and December 31, 2025, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the three months ended March 31, 2026, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2025 and any remaining such balance was not material as of March 31, 2026. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively.

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

Selling Expenses

The Company’s sales leader Members may earn sales commissions and bonuses, which is also considered as Member compensation. Globally, excluding China, the Company pays this compensation to its sales leader Members which is based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. These Member compensation payments to the sales leader Members are classified as operating expenses as they represent services rendered to the Company relating to the development, retention, and the improved productivity of the sales leaders’ organizations. This Member compensation expense is recorded when the products are delivered, and revenue is recognized. Member compensation expenses also include other bonuses paid to the Company’s Members and other discretionary incentive payments to qualifying Members. The Company also compensates its China independent service providers for providing marketing, selling, and customer support services. For China sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers are also classified as an operating expense reflecting the services provided to the Company. Collectively, the Company recognizes all of these operating expenses within selling expenses within the Company’s condensed consolidated statements of income. In addition, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling expenses. See Note 6, Segment Information, for further information on selling expenses by segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of March 31, 2026, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.5 million during the three months ended March 31, 2026 in other operating income within its condensed consolidated statements of income. The Company did not recognize any government grant income related to its regional headquarters and distribution centers within China during the three months ended March 31, 2025. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$451.2	$353.1
Restricted cash included in Prepaid expenses and other current assets	2.7	3.2
Restricted cash included in Other assets	19.1	19.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$473.0	$375.3

As of March 31, 2026 and December 31, 2025, the majority of the Company’s consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 4, Long-Term Debt, and Note 5, Contingencies, for further information.

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

These combined asset acquisitions of Pruvit and Pro2col LLC were accounted for as an acquisition of assets rather than a business, pursuant to ASC 805, Business Combinations. These acquired assets were recorded at their relative fair value determined as of the acquisition date. Based on the total $19 million purchase price for the assets acquired on April 17, 2025, the identifiable assets were allocated between the acquired assets from Pro2col LLC, related to developed technology, or software, for approximately $14.4 million, recorded to property, plant, and equipment, and an assembled workforce for approximately $0.3 million recorded to other intangible assets, and acquired assets from Pruvit related to customer contacts and related relationships for approximately $4.3 million recorded to other intangible assets; all of these assets were recognized within the Company’s condensed consolidated balance sheet in the second quarter of 2025 and will be amortized and expensed on a straight line basis and recognized in general and administrative expenses within the Company’s condensed consolidated statements of income.

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

The acquisition of Pro2col LLC’s assets includes multiple contingent payments that are due to the sellers if certain milestones are achieved by the Company. First, there was a contingent payment of $2.0 million, that was paid in cash by the Company during the third quarter of 2025, upon the Company’s successful beta launch of the Company’s Pro2col technology platform that occurred in the North America region during July 2025. Second, there was a contingent payment of $3.0 million, that was paid in cash by the Company during the fourth quarter of 2025 following the successful release of Pro2col Beta 2.0 in the U.S., Canada, and Puerto Rico in December 2025. Third, there are multiple milestone contingent payments ranging from $5 million to $15 million each, with the aggregate amount of these contingent payments not to exceed $46 million in total, that are contingent upon the Company achieving specific monthly active subscriber milestones; these contingent payments will be made if and when Pro2col monthly active subscriber milestones are achieved during the 10-year period which expires in 2035, and if the minimum targets for the monthly active subscriber milestones are not reached, then no additional payments will be required under these respective contingencies. Pursuant to U.S. GAAP, if and as these contingent payments become probable, the Company is then required to increase its software asset with a corresponding increase to its liability within its condensed consolidated balance sheets.

During February 2026, the Company entered into a sponsorship and stock option agreement under which Cristiano Ronaldo (“Ronaldo”), through his designated equity‑holding entity, initially acquired a 5% equity interest in HBL Pro2col Software, LLC (“Pro2col Software”) an indirect wholly-owned subsidiary of Herbalife, which owns the Pro2col technology platform acquired from Pro2col LLC as described above, in exchange for Ronaldo providing services and sponsorship rights to Pro2col Software. Subsequently, during February 2026, Ronaldo’s equity‑holding entity exercised an option and purchased an additional 5% equity interest in Pro2col Software for $7.5 million, increasing its minority ownership to 10%. This transaction resulted in an increase in noncontrolling interest and additional paid-in capital within the Company’s condensed consolidated balance sheet. Ronaldo’s equity-holding entity retains contractual options to acquire up to an additional 10% of Pro2col Software’s equity through remaining option grants, which are exercisable at fixed aggregate purchase prices depending on timing and may require additional non-cash consideration in the form of additional licensing and sponsorship rights. The remaining options will expire if they are not exercised by January 31, 2028.

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

The total fair value of Link BioSciences was $12.7 million and this amount was allocated to the identifiable asset acquired based on the assets estimated fair value at the acquisition date, which included manufacturing equipment for approximately $2.5 million, software assets for approximately $2.5 million, both recorded to property, plant, and equipment, and an intangible asset related to customer relationships for approximately $0.5 million recorded to other intangible assets, and all of these assets were recorded within the Company’s condensed consolidated balance sheet in the second quarter of 2025; the remaining amount of approximately $7.2 million was recorded to goodwill within the Company’s condensed consolidated balance sheet in the second quarter of 2025. In addition, the Company recorded a $6.5 million reduction in cash within its condensed consolidated balance sheet for its 51% ownership interest in HBL Link Bioscience, LLC, and recorded a $6.2 million increase in noncontrolling interest within its total shareholders’ deficit in its condensed consolidated balance sheet in the second quarter of 2025, which represented the minority ownership interest in its majority-owned subsidiary.

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

The following are the major classes of inventory:

	March 31, 2026	December 31, 2025
	(in millions)
Raw materials	$81.8	$76.1
Work in process	12.3	11.8
Finished goods	400.5	423.8
Total	$494.6	$511.7

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Borrowings under senior secured credit facility, carrying value (1)	$342.9	$346.3
12.250% senior secured notes due 2029, carrying value	775.7	774.1
4.250% convertible senior notes due 2028, carrying value	273.8	273.4
4.875% senior notes due 2029, carrying value	596.6	596.3
Other	2.1	2.5
Total	1,991.1	1,992.6
Less: current portion	9.2	20.9
Long-term portion	$1,981.9	$1,971.7

(1) During April 2026, the Company amended and restated its 2024 Credit Facility and also issued senior secured notes that mature in 2033, and concurrently repaid all amounts outstanding under its 2024 Credit Facility and its senior secured notes due in 2029, as described further in Note 15, Subsequent Events. As a result, as of March 31, 2026, in accordance with ASC Topic 470, Debt, or ASC 470, the Company classified a certain amount of its current portion of long-term debt as a long-term liability since the Company had refinanced this outstanding debt with new long-term debt as described further in Note 15, Subsequent Events.

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200.0 million of revolver availability and accessible cash. As of March 31, 2026 and December 31, 2025, the Company was in compliance with its financial covenants under the 2024 Credit Facility.

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

As of March 31, 2026 and December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.63% and 11.64%, respectively.

During the three months ended March 31, 2026, the Company borrowed an aggregate amount of $67.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $72.0 million on amounts outstanding under the 2024 Credit Facility, which included $67.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the three months ended March 31, 2025, the Company borrowed an aggregate amount of $65.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $70.0 million on amounts outstanding under the 2024 Credit Facility, which included $65.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2024 Credit Facility was $365.0 million and $370.0 million, respectively. Of the $365.0 million outstanding under the 2024 Credit Facility as of March 31, 2026, $365.0 million was outstanding under the 2024 Term Loan B. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of March 31, 2026 and December 31, 2025. In addition, as of both March 31, 2026 and December 31, 2025, the Company had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both March 31, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recognized $12.2 million and $13.1 million, respectively, of interest expense relating to the 2024 Credit Facility, which included $1.3 million and $1.2 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.6 million, respectively, relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings under the 2024 Term Loan B are determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of March 31, 2026 and December 31, 2025, the carrying amount of the 2024 Term Loan B was $342.9 million and $346.3 million, respectively, and the fair value was approximately $365.9 million and $376.5 million, respectively.

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

As of March 31, 2026, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $24.3 million, and the carrying amount was $775.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $25.9 million, and the carrying amount was $774.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $898.4 million and $888.1 million as of March 31, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2026 and 2025, the Company recognized $26.1 million and $25.9 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $1.0 million and $0.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.6 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

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

As of March 31, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $3.7 million, and the carrying amount was $273.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.1 million, and the carrying amount was $273.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $331.0 million and $301.7 million as of March 31, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2026 and 2025, the Company recognized $3.3 million and $3.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.4 million and $0.4 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

During the three months ended March 31, 2025, the Company recognized $4.7 million of interest expense relating to the 2025 Notes, which included $0.3 million relating to amortization of debt issuance costs.

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

As of March 31, 2026, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.4 million, and the carrying amount was $596.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.7 million, and the carrying amount was $596.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $563.2 million and $565.6 million as of March 31, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended March 31, 2026 and 2025, the Company recognized $7.6 million and $7.5 million, respectively, of interest expense relating to the 2029 Notes, which included $0.2 million and $0.2 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $49.5 million and $54.6 million for the three months ended March 31, 2026 and 2025, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2026, annual scheduled principal payments of debt were as follows, which excludes the impact of the April 2026 refinancing transactions as described further in Note 15, Subsequent Events:

Principal Payments
(in millions)
2026	$15.6
2027	20.6
2028	297.9
2029	1,710.3
2030	0.2
Total	$2,044.6

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2026, the Company had approximately $150.8 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2024 Revolving Credit Facility, as discussed above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 5, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2024 Revolving Credit Facility.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2026, the Company had $13.6 million of Mexico VAT-related assets, of which $13.5 million was recognized in prepaid expenses and other current assets and $0.1 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $24.1 million, translated at the March 31, 2026 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $16.6 million, translated at the March 31, 2026 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $30.6 million and approximately $11.4 million, respectively, translated at the March 31, 2026 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $44.1 million, approximately $27.8 million, approximately $16.7 million, and approximately $12.2 million, respectively, translated at the March 31, 2026 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. In June 2025, the Company received a favorable ruling from the Second Level Administrative Court regarding its 2018 tax year case. The Tax Authority did not file an appeal and the 2018 tax year case was subsequently closed as of August 2025. The 2019 tax year case previously received a favorable ruling at the First Level Administrative Court; however, in February 2026, the matter was remanded back to the First Level Administrative Court for further review. The 2020 through 2021 tax year cases have received favorable verdicts at the First Level Administrative Court and are currently pending a decision at the Second Level Administrative Court. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.7 million, translated at the March 31, 2026 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.1 million, translated at the March 31, 2026 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $4.4 million, translated at the March 31, 2026 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $10.8 million, translated at the March 31, 2026 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the judicial levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $15.3 million, $14.9 million, $19.5 million, $17.3 million, and $31.9 million for those respective years, translated at the March 31, 2026 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

As of March 31, 2026, the Company has unutilized excess Goods and Services Tax (“GST”) input credits in India which have begun accumulating following amendments to the India GST Law that became effective during September 2025. Under applicable regulations, these credits may be applied against future GST liabilities in India or may be eligible for refund from the India government. The Company does not expect to generate sufficient future GST liabilities to utilize all of these GST input credits, and the likelihood of receiving a cash refund for certain credits remains uncertain; accordingly, no asset has been recognized in the condensed consolidated financial statements for the excess GST input credits. These amounts are expensed when the Company determines that recoverability or utilization is uncertain. The Company will recognize the benefit of these input credits only if the underlying uncertainty is resolved and realization of the credits becomes expected. The Company intends to pursue certain strategies, which may include litigation, to recover or utilize these excess GST input credits; however, the outcome remains uncertain. As of March 31, 2026, the Company has recognized approximately $10 million in current assets within the Company’s condensed consolidated balance sheets for GST input credits that are refundable from the India government and for which recoverability is reasonably assured based on government regulations.

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

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant’s motion for summary judgment and partially granted the Company’s motion for summary judgment on March 18, 2024. Trial went forward on April 8, 2025 and resulted in a verdict in favor of the Company, including a total judgment of $1.5 million on the Company’s fraudulent concealment claim and defeat of the defendant’s promissory estoppel claim. On August 29, 2025, the Court denied defendant’s motion for a new trial, except as to punitive damages, which is set for trial on September 8, 2026.

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

As of March 31, 2026, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Net sales:
Primary Reporting Segment	$1,260.2	$1,156.9
China	57.0	64.8
Total net sales	$1,317.2	$1,221.7
Significant segment expenses
Cost of Sales (4):
Primary Reporting Segment	$282.6	$255.9
China	8.5	9.3
Total cost of sales	$291.1	$265.2
Selling expenses (4):
Primary Reporting Segment (2)	$433.7	$401.2
China (3)	28.1	32.2
Total selling expenses	$461.8	$433.4
Contribution margin(1):
Primary Reporting Segment	$543.9	$499.8
China	20.4	23.3
Total contribution margin	$564.3	$523.1
General and administrative expenses	431.4	400.3
Other operating income	(5.5)	—
Interest expense, net	46.8	52.0
Income before income taxes	91.6	70.8
Income taxes	30.4	20.4
Net income	$61.2	$50.4

(1)
Contribution margin consists of net sales less cost of sales and selling expenses.
(2)
For the Primary Reporting Segment, selling expenses consists of Member compensation, which was previously presented as Royalty Overrides, as described further in Note 2, Significant Accounting Policies.
(3)
In China, selling expenses primarily consists of service fees to China independent service providers, which totaled $27.4 million and $31.6 million for the three months ended March 31, 2026 and 2025, respectively, as described further in Note 2, Significant Accounting Policies.
(4)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Net sales:
India	$275.4	$209.3
United States	241.3	247.7
Mexico	154.1	126.5
Vietnam	77.5	75.4
China	57.0	64.8
Others	511.9	498.0
Total net sales	$1,317.2	$1,221.7

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2025 10-K. During the three months ended March 31, 2026, the Company granted stock appreciation rights, or SARs, subject to service conditions to its executives and restricted stock units subject to service and performance conditions, or performance stock units to its executives and certain employees.

Share-based compensation expense amounted to $10.6 million and $11.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the total unrecognized compensation cost related to all non-vested stock awards was $53.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

During the three months ended March 31, 2026, the Company granted SARs with service conditions to its executives which generally vest over a three-year period. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the three months ended March 31, 2026:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2025(2)	13,249	$11.07	7.0 years	$45.4
Granted	853	$19.26
Exercised	(86)	$12.07
Forfeited/expired(3)	(28)	$28.68
Outstanding as of March 31, 2026(2)	13,988	$11.53	7.0 years	$64.7
Exercisable as of March 31, 2026(4)	6,332	$13.87	6.8 years	$21.4
Vested and expected to vest as of March 31, 2026(4)	10,489	$12.66	7.6 years	$41.5

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.9 million and 3.9 million performance condition SARs as of March 31, 2026 and December 31, 2025, respectively.
(3)
Includes less than 0.1 million performance condition SARs.
(4)
Includes 0.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2026 and 2025 was $10.51 and $4.52, respectively. The total intrinsic value of service condition SARs exercised during the three months ended March 31, 2026 was $0.7 million. There were no SARs exercised during the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company granted performance stock units to its executives and certain employees which generally vest over a three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the three months ended March 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025(1)	4,566	$9.67
Granted(2)	1,323	$19.26
Vested	(50)	$17.58
Forfeited	(51)	$10.26
Outstanding and nonvested as of March 31, 2026(1)	5,788	$11.79
Expected to vest as of March 31, 2026(3)	5,106	$11.64

(1)
Includes 2.8 million and 1.6 million performance-based restricted stock units as of March 31, 2026 and December 31, 2025, respectively, which represents the maximum amount that can vest.
(2)
Includes 1.2 million performance-based restricted stock units.
(3)
Includes 2.3 million performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended March 31, 2026 and 2025 was $0.8 million and $5.3 million, respectively.

8. Income Taxes

Income taxes were $30.4 million and $20.4 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 33.2% and 28.8% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits from discrete events and changes in the geographic mix of the Company’s income.

As of March 31, 2026, the total amount of unrecognized tax benefits, including related interest and penalties, was $43.2 million. If the total amount of unrecognized tax benefits was recognized, $32.4 million of unrecognized tax benefits, $7.0 million of interest, and $1.0 million of penalties would impact the effective tax rate.

9. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in general and administrative expenses within the Company’s condensed consolidated statements of income. The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within the Company’s condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of March 31, 2026 and December 31, 2025, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $74.4 million and $75.4 million, respectively. As of March 31, 2026, these outstanding contracts were expected to mature over the next fourteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of March 31, 2026, the Company recorded assets at fair value of $0.1 million and liabilities at fair value of $3.6 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, the Company recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of March 31, 2026 and December 31, 2025.

As of both March 31, 2026 and December 31, 2025, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of March 31, 2026, the Company had aggregate notional amounts of approximately $753.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges. Cash flows resulting from the Company's derivative instruments are classified as operating activities in the Company’s condensed consolidated statements of cash flows.

The following tables summarize the derivative activity during the three months ended March 31, 2026 and 2025 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2026 and 2025:

	Amount of (Loss) Gain Recognized in Other Comprehensive (Loss) Income
	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.4)	$0.1

As of March 31, 2026, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $4.3 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three months ended March 31, 2026 and 2025 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	March 31, 2026		March 31, 2025
	Cost of sales	General and administrative expenses	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$291.1	$431.4	$265.2	$400.3

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(0.8)	—	3.9	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.2)	—	(0.9)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	0.2
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	—

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three months ended March 31, 2026 and 2025:

	Amount of Loss Recognized in Income
	Three Months Ended
	March 31, 2026	March 31, 2025	Location of Loss Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(2.5)	$(2.0)	General and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of March 31, 2026 and December 31, 2025.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31, 2026
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2025	$0.1	$316.0	$(251.5)	$(579.7)	$(515.1)	$5.7	$(509.4)
Issuance of 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.4			0.4		0.4
Additional capital from share-based compensation		10.6			10.6		10.6
Repurchases of less than 0.1 common shares	—	(0.7)		—	(0.7)		(0.7)
Net income (loss)				61.9	61.9	(0.7)	61.2
Foreign currency translation adjustment, net of income taxes of $(0.1)			(6.1)		(6.1)		(6.1)
Unrealized loss on derivatives, net of income taxes of $—			(0.2)		(0.2)		(0.2)
Other	—	7.7			7.7	2.3	10.0
Balance as of March 31, 2026	$0.1	$334.0	$(257.8)	$(517.8)	$(441.5)	$7.3	$(434.2)

	Three Months Ended March 31, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2024	$0.1	$278.2	$(271.4)	$(808.0)	$(801.1)
Issuance of 0.7 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.3			0.3
Additional capital from share-based compensation		11.6			11.6
Repurchases of 0.3 common shares	—	(2.2)		—	(2.2)
Net income				50.4	50.4
Foreign currency translation adjustment, net of income taxes of $0.4			8.7		8.7
Unrealized loss on derivatives, net of income taxes of $—			(3.7)		(3.7)
Balance as of March 31, 2025	$0.1	$287.9	$(266.4)	$(757.6)	$(736.0)

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

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. During the three months ended March 31, 2026 and 2025, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the three months ended March 31, 2026 and 2025, the Company’s share repurchases, inclusive of transaction costs, were $0.7 million and $2.2 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2026 and 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2026			March 31, 2025
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(248.2)	$(3.3)	$(251.5)	$(282.3)	$10.9	$(271.4)
Other comprehensive (loss) income before reclassifications, net of tax	(6.1)	(1.2)	(7.3)	8.7	0.4	9.1
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.0	1.0	—	(4.1)	(4.1)
Total other comprehensive (loss) income, net of reclassifications	(6.1)	(0.2)	(6.3)	8.7	(3.7)	5.0
Ending balance	$(254.3)	$(3.5)	$(257.8)	$(273.6)	$7.2	$(266.4)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended March 31, 2026 and 2025.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended March 31, 2026.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Weighted-average shares used in basic computations	103.8	101.5
Dilutive effect of exercise of equity grants outstanding	4.6	0.7
Weighted-average shares used in diluted computations	108.4	102.2

There were an aggregate of 8.8 million and 15.1 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended March 31, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For both the three months ended March 31, 2026 and 2025, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive since the conversion price of the 2028 Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2026 and 2025. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of March 31, 2026 and December 31, 2025:

	Significant Other Observable Inputs (Level 2) Fair Value as of March 31, 2026	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2025	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.1	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	2.6	2.0	Prepaid expenses and other current assets
	$2.7	$2.0
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.6	$4.5	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.6	1.5	Other current liabilities
	$7.2	$6.0

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

The Company’s deferred compensation plan assets consist of Company-owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2025 10-K for a further description of the Company’s deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
March 31, 2026
Foreign exchange currency contracts	$2.7	$(2.4)	$0.3
Total	$2.7	$(2.4)	$0.3
December 31, 2025
Foreign exchange currency contracts	$2.0	$(0.7)	$1.3
Total	$2.0	$(0.7)	$1.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
March 31, 2026
Foreign exchange currency contracts	$7.2	$(2.4)	$4.8
Total	$7.2	$(2.4)	$4.8
December 31, 2025
Foreign exchange currency contracts	$6.0	$(0.7)	$5.3
Total	$6.0	$(0.7)	$5.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2026 and December 31, 2025, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company incurred total pre-tax expenses of approximately $76.1 million through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three months ended March 31, 2025, the Company incurred $3.3 million of pre-tax expenses which were recognized in general and administrative expenses within its condensed consolidated statement of income.

Costs related to the Restructuring Program were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Cumulative costs incurred to date as of December 31, 2025
	(in millions)
Professional fees	$—	$—	$4.1
Retention and separation	—	3.3	72.0
Other	—	—	—
Total	$—	$3.3	$76.1

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$1.3	$—	$1.3
Expenses	—	—	—	—
Cash payments	—	(0.5)	—	(0.5)
Non-cash items and other	—	—	—	—
Balance as of March 31, 2026	$—	$0.8	$—	$0.8

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $11.5 million through March 31, 2026, of which $2.4 million and zero for the three months ended March 31, 2026 and 2025, respectively, were recognized in general and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $15 million based on actual expenses incurred to date and expected future expenses. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on the Company’s estimates and actual results could differ from such estimates.

Costs related to the Technology Realignment Program were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	Cumulative costs incurred to date as of March 31, 2026
	(in millions)
Professional fees	$—	$—	$—
Retention and separation	2.4	—	11.5
Other	—	—	—
Total	$2.4	$—	$11.5

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$3.9	$—	$3.9
Expenses	—	2.4	—	2.4
Cash payments	—	(3.8)	—	(3.8)
Non-cash items and other	—	—	—	—
Balance as of March 31, 2026	$—	$2.5	$—	$2.5

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $51.5 million and $52.3 million as of March 31, 2026 and December 31, 2025, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Accrued compensation	$158.1	$142.1
Accrued advertising, events, and promotion expenses	53.6	50.8
Accrued interest	59.6	24.8
Current operating lease liabilities	35.9	35.5
Advance sales deposits	82.3	75.2
Income taxes payable	23.2	20.6
Other accrued liabilities	151.0	140.8
Total	$563.7	$489.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $66.7 million and $70.1 million and deferred income tax liabilities of $18.8 million and $18.9 million as of March 31, 2026 and December 31, 2025, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2025 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

15. Subsequent Events

2026 Senior Secured Debt Refinancing

During April 2026, the Company issued $800 million aggregate principal amount of 7.750% senior secured notes due 2033, or the 2033 Secured Notes, in a private offering to persons reasonably believed to be qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-US persons in offshore transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The 2033 Secured Notes are guaranteed on a senior secured basis by each of the Company and the Company’s existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under the Company’s senior secured credit facility. The 2033 Secured Notes pay interest at a rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033. The 2033 Secured Notes were sold at 100.00% of par, and the Company estimates its debt issuance cost in connection with the 2033 Secured Notes to be approximately $15 million. The Company expects to recognize an initial carrying value of approximately $785 million in debt related to the 2033 Secured Notes.

At any time prior to May 1, 2029, the Company may redeem all or part of the 2033 Secured Notes at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date and accrued and unpaid interest to the redemption date. In addition, at any time prior to May 1, 2029, the Company may redeem up to 40% of the aggregate principal amount of the 2033 Secured Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.750%, plus accrued and unpaid interest. Furthermore, the Company may redeem all or part of the 2033 Secured Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Percentage
2029	103.875%
2030	101.938%
2031 and thereafter	100.000%

Concurrently with the issuance of the 2033 Secured Notes, the Company amended the 2024 Credit Facility. The amendments to the 2024 Credit Facility, among other things, refinanced and replaced in full the 2024 Credit Facility with, (i) a Term Loan A, or 2026 Term Loan A, with an aggregate principal amount of $225 million and (ii) a revolving credit facility, or 2026 Revolving Credit Facility, with an aggregate principal amount of $425 million, collectively the 2026 Credit Facility. In connection with these amendments and the refinancing of the Company’s debt, the Company also borrowed $200 million on its $425 million 2026 Revolving Credit Facility as of the refinancing date. The 2026 Term Loan A was issued to the lenders at a 100.0% of par, and the Company estimates its debt issuance cost in connection with the amended 2026 Credit Facility to be approximately $4 million for each of the 2026 Term Loan A and 2026 Revolving Credit Facility, in total debt issuance costs of approximately $8 million related to the 2026 Credit Facility. The 2026 Term Loan A requires quarterly payments equal to 5.0% of the aggregate principal amount of the 2026 Term Loan A per annum, commencing with the quarter ending September 2026. The Company expects to recognize an initial carrying value of approximately $221 million in debt related to its 2026 Term Loan A.

Proceeds from the 2026 Credit Facility together with the proceeds from the 2033 Secured Notes and available cash, were used to repay its $365.0 million outstanding principal balance on its 2024 Term Loan B and fully redeem its $800.0 million outstanding principal balance on its 2029 Secured Notes. The 2029 Secured Notes were redeemed at an aggregate purchase price of approximately $853 million, which included $49.0 million related to the call premium and approximately $4 million of accrued interest. For accounting purposes, pursuant to ASC 470, Debt, these transactions are expected to be accounted for as an extinguishment of the 2024 Term Loan B and 2029 Secured Notes. As a result, the Company expects to recognize approximately $343 million and approximately $776 million as a reduction to long-term debt representing the carrying value of the 2024 Term Loan B and 2029 Secured Notes, respectively, as they were repaid and redeemed, as applicable, in full in the second quarter of 2026.

The total preliminary charge related to these refinancing transactions is estimated to be approximately $95 million and represents the Company’s preliminary estimate of the loss on the extinguishment of debt, which will be recorded in other expense, net within the Company’s condensed consolidated financial statements for the second quarter of 2026. The accounting impacts are expected to be finalized during the second quarter of 2026.

After April 29, 2026, the applicable interest rates on the Company’s borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility, as amended, will bear interest at, depending on the Company’s total leverage ratio, either the Term SOFR plus a margin of between 2.50% and 3.25%, or the base rate plus a margin of between 1.50% and 2.25%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, subject to a floor of 1.00%. The Company will pay a commitment fee on the 2026 Revolving Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2026 Revolving Credit Facility. The 2026 Term Loan A and 2026 Revolving Credit Facility mature upon the earlier of (i) April 29, 2031, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes exceeds $250.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) December 1, 2028 if the outstanding principal on the 2029 Notes exceeds $300.0 million and the Company exceeds certain leverage ratios as of that date.

The 2026 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2026 Credit Facility contains customary events of default. The 2026 Term Loan A and 2026 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.00:1.00, a maximum first lien net leverage ratio of 2.50:1.00, and a minimum fixed charge coverage ratio of 2.00:1.00.

Bioniq Acquisition

In April 2026, the Company entered into an asset purchase agreement with BQ Holding Ltd. and its subsidiaries (Bioniq) a UK-based, personalized supplements company, pursuant to which the Company acquired substantially all of the assets of Bioniq’s core personalized nutrition business for total base consideration of $55 million. As part of the transaction, Herbalife also obtained a call option to acquire Bioniq LAB, a separate platform focused on small molecules and peptides. The call option expires on December 31, 2031.

The $55 million total base consideration is payable over a five-year period, including an initial payment of $10 million, which was paid subsequent to closing. In addition, the transaction provides for contingent payments of up to an aggregate of $95 million, consisting of multiple milestone-based payments ranging from $5 million to $15 million each, payable to the sellers upon achievement of specified cumulative sales milestones for certain Bioniq products, as defined in the agreement. If the minimum cumulative sales thresholds are not achieved, no additional contingent payments will be required. The contingent consideration period expires on December 31, 2031.

As of March 31, 2026, since the transaction had not closed, no amounts related to the transaction had been recognized in the accompanying condensed consolidated financial statements. Subsequent to the closing, the Company will determine the appropriate accounting treatment for the transaction and expects to complete the preliminary purchase price allocation of the purchase consideration to the assets acquired in accordance with U.S. GAAP by the end of the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, and Part I, Item 1A, Risk Factors, and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempted company with limited liability, and its consolidated subsidiaries.

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

While we continue to monitor the current global financial environment, including the impacts of inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, rising trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries and other factors, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

We sell our products in five geographic regions:

•
North America;
•
Latin America, which consists of Mexico and South and Central America;
•
EMEA, which consists of Europe, the Middle East, and Africa;
•
Asia Pacific (excluding China); and
•
China.

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or FTC, and entered into the Consent Order, which resolved the FTC’s multi-year investigation of the Company. We continue to monitor the impact of the Consent Order and our Audit Committee assists our board of directors in overseeing continued compliance with the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted. The terms of the Consent Order do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. See Part I, Item 1A, Risk Factors, of the 2025 10-K for a discussion of risks related to the settlement with the FTC.

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the three months ended March 31, 2026, we instituted pricing increases in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2025. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures, including due to rising energy prices, and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

The war in the Middle East has not had a direct material impact on our results. However, we are exposed to volatility in energy and oil markets, which could impact manufacturing, transportation, and packaging costs. Maritime restrictions in the Strait of Hormuz will continue to influence this risk. Significant increases in fuel, utilities, and petroleum-based inputs may materially increase our cost of goods sold and logistics expenses, and these increases may not be fully offset through pricing actions, which could adversely impact our margins and operating results.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of March 31, 2026.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See “Summary Financial Results” and “Sales by Geographic Region” for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of the 2025 10-K for a further discussion of risks related to these matters.

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

Our “selling expenses” primarily consists of certain compensation to our Members. Our sales leader Members may also earn sales commissions and bonuses, which are also considered Member compensation. Globally, excluding China, while certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn Member compensation for those activities, which is paid based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. This Member compensation is a significant operating expense. In China, our independent service providers are compensated for marketing, sales support, and other services; the majority of these service fees to China independent service providers are also recognized as operating expenses. Member compensation, excluding China, also includes the Mark Hughes bonus payable to some of our most senior Members and other discretionary incentive payments to qualifying Members. Collectively, all of these Member compensation operating expenses are within selling expenses. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional details regarding prior period selling expense amounts being reclassified to conform to current period presentation.

Because of local country regulatory constraints, we may be required to modify our Member incentive plans as described above. We also pay reduced Member compensation with respect to certain products worldwide. Consequently, the total Member compensation percentage may vary over time.

Our “contribution margins” consist of net sales less cost of sales and selling expenses, as discussed further below and described in Note 6, Segment Information, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Summary Financial Results

Net sales were $1,317.2 million for the three months ended March 31, 2026. Net sales increased $95.5 million, or 7.8%, for the three months ended March 31, 2026, as compared to the same period in 2025. In local currency, net sales increased 5.4% for the three months ended March 31, 2026, as compared to the same period in 2025. The 7.8% increase in net sales for the three months ended March 31, 2026 was primarily driven by a 4.1% increase in sales volume, a 3.2% favorable impact of price increases, and a 2.4% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 2.1% unfavorable impact of sales mix.

Net income attributable to Herbalife was $61.9 million, or $0.57 per diluted share, for the three months ended March 31, 2026. Net income attributable to Herbalife increased $11.5 million, or 22.8%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase in net income attributable to Herbalife for the three months ended March 31, 2026 was mainly due to $69.6 million higher gross profit driven by higher net sales, $5.5 million of China grant income in 2026, and $5.2 million lower interest expense, net; partially offset by $31.1 million higher general and administrative expenses driven by higher labor and benefits costs (see General and Administrative Expenses below for further discussion), $28.4 million higher selling expenses driven by higher net sales, and $10.0 million higher income taxes.

Net income attributable to Herbalife for the three months ended March 31, 2026 included $5.4 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, and a $2.4 million pre-tax unfavorable impact ($1.7 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2026 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income attributable to Herbalife for the three months ended March 31, 2025 included $5.1 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $3.3 million pre-tax unfavorable impact ($2.4 million post-tax) of Restructuring Program expenses, primarily relating to employee retention and separation costs, and a $2.4 million pre-tax unfavorable impact ($2.0 million post-tax) of expenses relating to our new Digital Technology Program focused on enhancing and rebuilding our Member facing technology platform and web-based Member tools.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
Operations:
Net sales	100.0%	100.0%
Cost of sales	22.1	21.7
Gross profit	77.9	78.3
Selling expenses(1)	35.0	35.4
General and administrative expenses(1)	32.8	32.8
Other operating income	(0.4)	—
Operating income	10.5	10.1
Interest expense, net	3.6	4.3
Income before income taxes	6.9	5.8
Income taxes	2.3	1.7
Net income	4.6%	4.1%

(1)
Prior period amounts were reclassified to conform to current period presentation. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional details.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,260.2 million for the three months ended March 31, 2026, representing an increase of $103.3 million, or 8.9%, as compared to the same period in 2025. In local currency, net sales increased 6.7% for the three months ended March 31, 2026, as compared to the same period in 2025. The 8.9% increase in net sales for the three months ended March 31, 2026 was primarily due to a 4.9% increase in sales volume, a 3.4% favorable impact of price increases, and a 2.2% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 1.8% unfavorable impact of sales mix.

For a discussion of China’s net sales for the three months ended March 31, 2026 as compared to the same period in 2025, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and selling expenses.

The Primary Reporting Segment reported contribution margin of $543.9 million, or 43.2% of net sales, for the three months ended March 31, 2026, representing an increase of $44.1 million, or 8.8%, as compared to the same period in 2025. The 8.8% increase in contribution margin for the three months ended March 31, 2026 was primarily the result of a 5.5% favorable impact of price increases, a 4.9% favorable impact of sales volume increases and a 1.3% favorable impact of lower inventory write downs, partially offset by a 3.7% unfavorable impact of sales mix and a 1.0% unfavorable impact of cost changes related to self-manufacturing and sourcing.

China reported contribution margin of $20.4 million for the three months ended March 31, 2026, representing a decrease of $2.9 million, or 12.4%, for the three months ended March 31, 2026, as compared to the same period in 2025. The 12.4% decrease in contribution margin for the three months ended March 31, 2026 was primarily the result of a 17.6% unfavorable impact of sales volume decreases, a 5.9% unfavorable impact of cost changes related to self-manufacturing and sourcing and a 4.1% unfavorable impact of higher inventory write downs, partially offset by a 10.1% favorable impact of foreign currency fluctuations and a 5.0% favorable impact of sales mix driven by the customer loyalty program in China.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	% Change
	(Dollars in millions)
North America	$247.6	$254.4	(2.7)%
Latin America	242.0	206.7	17.1%
EMEA	274.8	273.3	0.5%
Asia Pacific	495.8	422.5	17.3%
China	57.0	64.8	(12.0)%
Worldwide	$1,317.2	$1,221.7	7.8%

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2026, as compared to the same period in 2025, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in sales volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

North America

The North America region reported net sales of $247.6 million for the three months ended March 31, 2026. Net sales decreased $6.8 million, or 2.7%, for the three months ended March 31, 2026, as compared to the same period in 2025. In local currency, net sales decreased 2.8% for the three months ended March 31, 2026, as compared to the same period in 2025. The 2.7% decrease in net sales for the three months ended March 31, 2026 was primarily due to a 5.0% decrease in sales volume, partially offset by a 2.5% favorable impact of price increases. North America’s sales volume decreased for the three months ended March 31, 2026 as compared to the same period in 2025, and the decrease was less than the prior year period decrease. Net sales were negatively impacted by a combination of unusually severe weather conditions during January and February and higher levels of shipments in transit at quarter‑end, with the related revenue deferred to the subsequent quarter pursuant to the Company's revenue recognition policies. These combined factors adversely affected our net sales trend for the three months ended March 31, 2026.

Net sales in the U.S. were $241.3 million for the three months ended March 31, 2026. Net sales decreased $6.4 million, or 2.6%, for the three months ended March 31, 2026 as compared to the same period in 2025.

We are supporting Members with new product launches, a training and recognition program, targeted communications and sales incentives, as well as modernizing our technological tools including digital start-up kits and E-commerce tools, in order to enhance our Members’ ability to market and sell our products and promote business opportunities. During the first quarter of 2026, our preferred members in the North America region began transitioning to our new E-commerce platform and we implemented updates to our preferred member loyalty program. The majority of the region implemented 3.0% price increases during January 2026. The majority of the region implemented 2.3% price increases during January 2025.

Latin America

The Latin America region reported net sales of $242.0 million for the three months ended March 31, 2026. Net sales increased $35.3 million, or 17.1%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales increased 6.8% for the three months ended March 31, 2026 as compared to the same period in 2025. The 17.1% increase in net sales for the three months ended March 31, 2026 was primarily due to a 10.3% favorable impact of fluctuations in foreign currency exchange rates, a 7.0% favorable impact of price increases, and a 1.7% favorable impact of sales mix, partially offset by a 1.9% decrease in sales volume. Latin America’s sales volume decreased for the three months ended March 31, 2026 as compared to the same period in 2025, after having an increase for the three months ended March 31, 2025.

Net sales in Mexico were $154.1 million for the three months ended March 31, 2026. Net sales increased $27.6 million, or 21.8%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales increased 4.8% for the three months ended March 31, 2026 as compared to the same period in 2025. The fluctuation of foreign currency exchange rates had a favorable impact of $21.5 million on net sales for the three months ended March 31, 2026. Mexico’s sales volume decreased 1.1% for the three months ended March 31, 2026 as compared to the same period in 2025. We believe recent localized initiatives, new product launches, and other promotional efforts have provided additional support for members and Members’ Nutrition Club operations, which continue to be an important DMO in the market. While we believe macroeconomic conditions, such as prolonged high interest rates are stabilizing, these continue to create challenges for certain of our Members’ and Members’ Nutrition Club operations. The market saw a 3.7% price increase during February 2026 and smaller price increases on certain products during January 2026. The market saw a 4.2% price increase during February 2025.

Across several other markets, net sales increased and were greatest for Peru for the three months ended March 31, 2026, compared to the same period in 2025. The majority of markets in the region instituted price increases to address market-specific conditions during the first quarter of 2026 and 2025. We believe local promotional efforts and new product launches may have been a contributing factor for the increases in sales volume for certain markets in the region during the three months ended March 31, 2026 and 2025.

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

EMEA

The EMEA region reported net sales of $274.8 million for the three months ended March 31, 2026. Net sales increased $1.5 million, or 0.5%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales decreased 6.5% for the three months ended March 31, 2026 as compared to the same period in 2025. The 0.5% increase in net sales for the three months ended March 31, 2026 was primarily due to a 7.0% favorable impact of fluctuations in foreign currency exchange rates and a 4.9% favorable impact of price increases, partially offset by a 10.9% decrease in sales volume. EMEA region’s sales volume decreased for the three months ended March 31, 2026 as compared to the same period in 2025, and the decrease was more than the prior year period decrease. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the three months ended March 31, 2026, as compared to the same period in 2025. The net sales increase for the three months ended March 31, 2026 as compared to the same period in 2025, was primarily driven by increases in net sales in Kazakhstan, partially offset by declines occurring in Germany, Belgium, and Spain. Our Russia entity had no sales during the three months ended March 31, 2026 due to the suspension of product shipments to our Russia entity where its inventory had been fully depleted as of September 30, 2023; therefore our Russia entity will not have any product sales in future periods while its inventory remains fully depleted. As a result, Russian Members are purchasing products from Kazakhstan, among other neighboring markets.

Focus areas for Herbalife and our Members in the region include promotions and events, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. The majority of the markets in the region instituted price increases to address market-specific conditions during the three months ended March 31, 2026 and 2025.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $495.8 million for the three months ended March 31, 2026. Net sales increased $73.3 million, or 17.3%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales increased 20.8% for the three months ended March 31, 2026 as compared to the same period in 2025. The 17.3% increase in net sales for the three months ended March 31, 2026 was primarily due to a 22.1% increase in sales volume and a 1.2% favorable impact of price increases, partially offset by a 3.5% unfavorable impact of fluctuations in foreign currency exchange rates and a 2.5% unfavorable impact of sales mix. The Asia Pacific region saw a sales volume increase for the three months ended March 31, 2026, compared to the same period in 2025, after having a decrease for the three months ended March 31, 2025.

Net sales in India were $275.4 million for the three months ended March 31, 2026. Net sales increased $66.1 million, or 31.6%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales increased 39.0% for the three months ended March 31, 2026 as compared to the same period in 2025. The fluctuation of foreign currency exchange rates had an unfavorable impact of $15.5 million on net sales for the three months ended March 31, 2026. The sales volume in India increased 36.9% for the three months ended March 31, 2026, as compared to the same period in 2025. Our growth rate in the India market for the three months ended March 31, 2026 was more than the growth rate experienced during the same period in 2025. To stimulate consumer spending, the India government announced a reduction in Goods and Services Tax (“GST”) rates across multiple sectors, effective on September 22, 2025, which resulted in a tax rate reduction from 18% to 5% for the majority of our products being sold to our Members. We believe the continued impact of this GST rate reduction may have contributed to higher net sales and growth in the India market during the three months ended March 31, 2026 as compared to the same period in 2025. We continue to promote our brand, such as through sports sponsorships and in-person events. The India market had no price increase during the three months ended March 31, 2026 and twelve months ended December 31, 2025.

Net sales in Vietnam were $77.5 million for the three months ended March 31, 2026. Net sales increased $2.1 million, or 2.8%, for the three months ended March 31, 2026 as compared to the same period in 2025. In local currency, net sales increased 5.7% for the three months ended March 31, 2026, as compared to the same period in 2025. The fluctuation of foreign currency exchange rates had an unfavorable impact of $2.3 million on net sales for the three months ended March 31, 2026. The sales volume in Vietnam increased 3.3% for the three months ended March 31, 2026 as compared to the same period in 2025. Focus areas for the Vietnam market include sports sponsorships, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support and monitor. The market implemented a 2.5% price increase in both March 2026 and March 2025.

Across several other markets, net sales increased for the three months ended March 31, 2026 as compared to the same period in 2025, with the greatest increases in Malaysia, Taiwan, and South Korea. In addition, Members’ Nutrition Club operations continue to recover from macroeconomic conditions including inflationary pressure and high interest rates in certain markets that have also challenged some areas of customer demand. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Some markets in the region instituted price increases to address market-specific conditions during the three months ended March 31, 2026 and 2025.

China

The China region reported net sales of $57.0 million for the three months ended March 31, 2026. Net sales decreased $7.8 million, or 12.0%, for the three months ended March 31, 2026, as compared to the same period in 2025. In local currency, net sales decreased 16.2% for the three months ended March 31, 2026 as compared to the same period in 2025. The 12.0% decrease in net sales for the three months ended March 31, 2026 was primarily due to a 17.6% decrease in sales volume, partially offset by a 4.2% favorable impact of fluctuations in foreign currency exchange rates and a 1.4% favorable impact of sales mix. China’s sales volume decreased for the three months ended March 31, 2026 as compared to the same period in 2025, and the decrease was more than the prior year period decrease. The China region had no price increase during the three months ended March 31, 2026 and 2025.

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

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025	% Change
	(Dollars in millions)
Weight Management	$700.9	$671.2	4.4%
Targeted Nutrition	406.9	366.3	11.1%
Energy, Sports, and Fitness	165.2	144.4	14.4%
Outer Nutrition	24.6	19.6	25.5%
Literature, Promotional, and Other	19.6	20.2	(3.0)%
Total	$1,317.2	$1,221.7	7.8%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,026.1 million and $956.5 million for the three months ended March 31, 2026 and 2025, respectively. Gross profit as a percentage of net sales was 77.9% and 78.3% for the three months ended March 31, 2026 and 2025, respectively, or an unfavorable net decrease of 39 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2026 as compared to the same period in 2025 included unfavorable cost changes related to self-manufacturing and sourcing of 53 basis points primarily related to increased allocated overhead costs; the unfavorable impact of foreign currency fluctuations of 50 basis points; unfavorable changes in sales mix of 28 basis points; and unfavorable other cost changes of 22 basis points; partially offset by the favorable impact of price increases of 71 basis points; and the favorable impact of lower inventory write-downs of 43 basis points.

Our future gross profit as a percentage of net sales could be negatively impacted if our raw materials and freight costs were to increase as a result of the war and conflict in the Middle East.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Selling Expenses

Selling expenses were $461.8 million and $433.4 million for the three months ended March 31, 2026 and 2025, respectively. Selling expenses as a percentage of net sales were 35.0% and 35.4% for the three months ended March 31, 2026 and 2025, respectively.

The decrease in selling expenses as a percentage of net sales for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to favorable changes in mix of products and countries. Generally, selling expenses as a percentage of net sales may vary from period to period due to changes in the mix of products and countries.

General and Administrative Expenses

General and administrative expenses were $431.4 million and $400.3 million for the three months ended March 31, 2026 and 2025, respectively. General and administrative expenses as a percentage of net sales was 32.8% for both the three months ended March 31, 2026 and 2025.

The $31.1 million increase in general and administrative expenses for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily driven by $17.7 million in higher labor and benefits costs and $8.0 million in higher non-income tax expenses mainly from higher India GST expenses.

Other Operating Income

The $5.5 million of other operating income for three months ended March 31, 2026 consisted of $5.5 million of government grant income for China (See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q).

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended March 31, 2025.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in millions)
Interest expense	$49.5	$54.6
Interest income	(2.7)	(2.6)
Interest expense, net	$46.8	$52.0

The decrease in interest expense, net for the three months ended March 31, 2026 as compared to the same period in 2025 was primarily due to a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Income Taxes

Income taxes were $30.4 million and $20.4 million for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 33.2% and 28.8% for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits from discrete events and changes in the geographic mix of our income.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the three months ended March 31, 2026, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $451.2 million cash and cash equivalents as of March 31, 2026 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the three months ended March 31, 2026, we generated $113.8 million of operating cash flow as compared to $0.2 million of operating cash flow generated for the same period in 2025. The increase in our operating cash flow was the result of $99.0 million of favorable changes in operating assets and liabilities and $14.6 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows. The $99.0 million of favorable changes in operating assets and liabilities was primarily the result of favorable changes in other current liabilities and inventories; partially offset by an unfavorable change in accounts payable. The favorable change in other current liabilities is mainly driven by the timing of employee bonus payments which were paid in the second quarter in 2026, while in 2025, the employee bonus payments were made in the first quarter. The $14.6 million of higher net income excluding non-cash and reconciling items was primarily driven by higher gross profit driven by higher net sales, partially offset by higher selling expenses, and general and administrative expenses (See Summary Financial Results above for further discussion).

Capital expenditures, including accrued capital expenditures, were $11.0 million and $20.0 million for the three months ended March 31, 2026 and 2025, respectively. The majority of these expenditures during the three months ended March 31, 2026 represented investments in management information systems, including initiatives to develop enhanced Member tools. We expect to incur total capital expenditures of approximately $50 million to $80 million for the full year 2026, which includes normal ongoing digital technology costs and enhancing member and retail customer facing technology. We also had capitalized implementation costs for cloud-based software applications (Software-as-a-Service) of $10.0 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively, which are included in prepaid expenses and other current assets and other assets within our condensed consolidated balance sheet. Amortization expenses are recognized in general and administrative expenses within our condensed consolidated statements of income. We expect to incur capitalizable implementation costs for cloud-based software applications of approximately $35 million to $55 million for the full year 2026.

In March 2026, we hosted our annual global honors event where sales leaders from around the world met, shared best practices, and conducted leadership training, and our management awarded Members $74.8 million of Mark Hughes bonus payments related to their 2025 performance. In March 2025, our management awarded Members $74.3 million of Mark Hughes bonus payments related to their 2024 performance.

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. The Restructuring Program delivered annual savings of approximately $80 million with approximately $50 million of savings realized in 2024 and approximately $80 million of savings realized in 2025 and thereafter. We have incurred total pre-tax expenses of approximately $76.1 million from inception through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three months ended March 31, 2025, we incurred $3.3 million expenses which were recognized in general and administrative expenses within the condensed consolidated statement of income.

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Technology Realignment Program is expected to deliver annual savings of approximately $13 million beginning in 2026 with approximately $6 million of savings realized in 2025. We have incurred total pre-tax expenses of approximately $11.5 million through March 31, 2026, of which $2.4 million and zero for the three months ended March 31, 2026 and 2025, respectively, which were recognized in general and administrative expenses within the condensed consolidated statement of income. We expect to incur total pre-tax expenses of approximately $15 million to achieve the projected run-rate savings. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

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

The 2024 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2024 Credit Facility contains customary events of default. The 2024 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.50:1.00 through December 31, 2024, stepping down to 4.25:1.00 on March 31, 2025 and 4.00:1.00 at September 30, 2025 and thereafter. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00, a minimum fixed charge coverage ratio of 2.00:1.00, and a minimum liquidity of $200 million of revolver availability and accessible cash. As of March 31, 2026 and December 31, 2025, we were in compliance with its financial covenants under the 2024 Credit Facility.

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

During the three months ended March 31, 2026, we borrowed an aggregate amount of $67.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $72.0 million on amounts outstanding under the 2024 Credit Facility, which included $67.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the three months ended March 31, 2025, we borrowed an aggregate amount of $65.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $70.0 million on amounts outstanding under the 2024 Credit Facility, which included $65.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2024 Credit Facility was $365.0 million and $370.0 million, respectively. Of the $365.0 million outstanding under the 2024 Credit Facility as of March 31, 2026, $365.0 million was outstanding under the 2024 Term Loan B. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of March 31, 2026 and December 31, 2025. In addition, as of both March 31, 2026 and December 31, 2025, we had an issued but undrawn letter of credit against the 2024 Revolving Credit Facility of approximately $45 million which reduced our remaining available borrowing capacity under the 2024 Revolving Credit Facility. As a result of the issued but undrawn letter of credit, as of both March 31, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2024 Revolving Credit Facility, was approximately $355 million. There were no outstanding foreign currency borrowings under the 2024 Credit Facility as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.63% and 11.64%, respectively.

See Note 4, Long-Term Debt, and Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2024 Credit Facility and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes pay interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full the 2018 Credit Facility and a partial redemption and private repurchase of the 2025 Notes. As of March 31, 2026, the outstanding principal on the 2029 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, and Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Secured Notes, and the refinancing thereof.

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of March 31, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

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

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2024 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of March 31, 2026, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of March 31, 2026, the total amount of our foreign subsidiary cash and cash equivalents was $321.7 million, of which $23.0 million was held in U.S. dollars. As of March 31, 2026, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $129.5 million.

For earnings not considered to be indefinitely reinvested deferred income taxes have been provided. For earnings considered to be indefinitely reinvested, deferred income taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to Herbalife Ltd. for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2025, we do not have any plans to repatriate these unremitted earnings to Herbalife Ltd.; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements included in our 2025 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2026 and 2025, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of March 31, 2026 and December 31, 2025, we had working capital of $230.0 million and $131.8 million, respectively. The $98.2 million increase in working capital was primarily due to an increase in cash and cash equivalents, and a decrease in member compensation liabilities, along with increases in receivables, prepaid expenses and other current assets, and a decrease in current portion of long-term debt, partially offset by an increase in other current liabilities, and a decrease in inventories.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2026.

Subsequent Events

See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information relating to the refinancing of the 2024 Credit Facility and the 2029 Secured Notes and an asset acquisition during April 2026.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2026, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Member compensation, included in selling expenses within our condensed consolidated statements of income, is generally recorded when revenue is recognized. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three months ended March 31, 2026 and 2025.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $21.2 million and $19.9 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

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

As of March 31, 2026 and December 31, 2025, we had goodwill of approximately $99.1 million and $100.5 million, respectively, or a decrease of $1.4 million. The decrease in goodwill during the three months ended March 31, 2026 was due to foreign currency translation adjustments. As of both March 31, 2026 and December 31, 2025, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three months ended March 31, 2026 and 2025.

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

We evaluate the realizability of our deferred income tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. The ability to forecast income over multiple years at a jurisdictional level is subject to uncertainty especially when our assessment of valuation allowances factor in longer term income forecasts. The impact of increasing or decreasing the valuation allowance could be material to our condensed consolidated financial statements. In addition, during the quarter ended December 31, 2024, the Company initiated changes to its corporate entity structure including intra-entity transfers of intellectual property to one of its European subsidiaries. This reorganization resulted in the Company recognizing a step-up in tax basis on the fair value of the intellectual property and required management to make significant estimates and assumptions to determine the fair value of such assets, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, revenue growth rates, projected operating income, and the discount rate. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of the 2025 10-K for additional information on our net deferred income tax assets and valuation allowances.

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

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for condensed consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in general and administrative expenses in the accompanying condensed consolidated statements of income.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in general and administrative expenses within our condensed consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2026 and December 31, 2025, the aggregate notional amounts of these contracts outstanding were approximately $74.4 million and $75.4 million, respectively. As of March 31, 2026, the outstanding contracts were expected to mature over the next fourteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2026, we recorded assets at fair value of $0.1 million and liabilities at fair value of $3.6 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, we recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of March 31, 2026 and December 31, 2025.

As of both March 31, 2026 and December 31, 2025, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of March 31, 2026:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of March 31, 2026
Buy British pound sell Euro	0.87	$22.5	$(0.2)
Buy Chinese yuan sell U.S. dollar	6.90	36.6	0.2
Buy Czech koruna sell U.S. dollar	21.26	4.2	—
Buy Danish krone sell U.S. dollar	6.48	2.4	—
Buy Euro sell Australian dollar	1.68	0.7	—
Buy Euro sell Brazilian real	6.09	0.8	—
Buy Euro sell British pound	0.87	8.6	—
Buy Euro sell Canadian dollar	1.61	0.9	—
Buy Euro sell Chinese yuan	7.97	1.4	—
Buy Euro sell Czech koruna	24.47	0.7	—
Buy Euro sell Hong Kong dollar	9.01	3.9	—
Buy Euro sell Indian rupee	106.99	6.4	0.1
Buy Euro sell Indonesian rupiah	19,593.34	2.3	—
Buy Euro sell Kazakhstani tenge	581.18	14.8	(0.7)
Buy Euro sell Mexican peso	21.69	97.6	(3.3)
Buy Euro sell New Israeli shekel	3.61	1.1	—
Buy Euro sell Peruvian nuevo sol	4.03	2.0	—
Buy Euro sell Swiss franc	0.90	58.3	1.2
Buy Euro sell U.S. dollar	1.16	57.0	—
Buy Euro sell Vietnamese dong	30,600.83	18.7	(0.1)
Buy Hong Kong dollar sell U.S. dollar	7.82	1.0	—
Buy Hungarian forint sell U.S. dollar	340.64	0.9	—
Buy Indonesian rupiah sell U.S. dollar	16,909.60	16.0	(0.1)
Buy Korean won sell U.S. dollar	1,483.76	4.5	(0.1)
Buy Mexican peso sell Euro	20.60	4.5	—
Buy Mexican peso sell U.S. dollar	17.93	41.3	(0.1)
Buy New Israeli shekel sell U.S. dollar	3.15	1.4	—
Buy Norwegian krone sell U.S. dollar	9.69	5.6	—
Buy Polish zloty sell U.S. dollar	3.71	10.2	—
Buy Swedish krona sell U.S. dollar	9.34	3.0	—
Buy Swiss franc sell U.S. dollar	0.79	58.8	(0.9)
Buy Taiwan dollar sell U.S. dollar	31.78	19.0	(0.2)
Buy Thai baht sell U.S. dollar	32.81	2.4	—
Buy U.S. dollar sell Australian dollar	0.69	0.7	—
Buy U.S. dollar sell Brazilian real	5.28	1.8	—
Buy U.S. dollar sell British pound	1.33	25.9	0.2
Buy U.S. dollar sell Canadian dollar	1.37	1.2	—
Buy U.S. dollar sell Colombian peso	3,709.56	1.6	—
Buy U.S. dollar sell Euro	1.15	183.0	(0.6)
Buy U.S. dollar sell Indian rupee	92.78	12.6	0.2
Buy U.S. dollar sell Mexican peso	18.13	6.5	(0.1)
Buy U.S. dollar sell Philippine peso	58.74	1.7	—
Buy U.S. dollar sell Romanian leu	4.44	6.0	—
Buy U.S. dollar sell Singapore dollar	1.26	0.8	—
Buy U.S. dollar sell Taiwan dollar	31.82	1.8	—
Total forward contracts		$753.1	$(4.5)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2026, the aggregate annual maturities of the 2024 Credit Facility were expected to be $15.0 million for the remainder of 2026, $20.0 million for 2027, $20.0 million for 2028, and $310.0 million for 2029. As of March 31, 2026, the fair value of the 2024 Term Loan B was approximately $365.9 million, and the carrying value was $342.9 million. As of December 31, 2025, the fair value of the 2024 Term Loan B was approximately $376.5 million, and the carrying value was $346.3 million. There were no outstanding borrowings on the 2024 Revolving Credit Facility as of both March 31, 2026 and December 31, 2025. The 2024 Credit Facility bears variable interest rates, and as of March 31, 2026 and December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 10.63% and 11.64%, respectively.

Since our 2024 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2024 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $3.7 million, respectively.

As of March 31, 2026, the fair value of the 2029 Secured Notes was approximately $898.4 million and the carrying value was $775.7 million. As of December 31, 2025, the fair value of the 2029 Secured Notes was approximately $888.1 million and the carrying value was $774.1 million. The 2029 Secured Notes pay interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes mature on April 15, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $0.4 million or increase by approximately $0.4 million, respectively.

As of March 31, 2026, the fair value of the 2028 Convertible Notes was approximately $331.0 million and the carrying value was $273.8 million. As of December 31, 2025, the fair value of the 2028 Convertible Notes was approximately $301.7 million, and the carrying value was $273.4 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of March 31, 2026, the fair value of the 2029 Notes was approximately $563.2 million and the carrying value was $596.6 million. As of December 31, 2025, the fair value of the 2029 Notes was approximately $565.6 million and the carrying value was $596.3 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $15.5 million or increase by approximately $16.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional factors and uncertainties that could cause actual results or outcomes to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our Condensed Consolidated Financial Statements and the related Notes, and in Part I, Item 1A, Risk Factors, of the 2025 10-K. In addition, historical, current, and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2025 10-K. When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. There have been no material changes to our risk factors disclosed in the 2025 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

Insider Trading Arrangements

On February 26, 2026, Robert Levy, the President of the Company, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain minimum sale prices, of 216,524 shares of the Company’s common stock owned by Mr. Levy. Mr. Levy’s plan began on February 26, 2026 and will end on August 24, 2026, subject to early termination in accordance with the terms of the plan.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

4.9

Indenture, dated as of April 29, 2026, among HLF Financing SaRL, LLC and Herbalife International, Inc., the guarantors party thereto and Citibank, N.A., as trustee and notes collateral agent, governing the 7.750% Senior Secured Notes due 2033

(b)
4.10	Form of Global Note for 7.750% Senior Secured Notes due 2033 (included as Exhibit A to Exhibit 4.9 hereto)	(b)
10.48#	Employment Agreement, dated as of February 18, 2026, by and among Michael O. Johnson, Herbalife International of America, Inc. and Herbalife Ltd.	*
10.49

Ninth Amendment to Credit Agreement, dated as of April 29, 2026, by and among HLF Financing SaRL, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., HBL IHB Operations S.à r.l., Herbalife International, Inc., certain of Herbalife Ltd.’s subsidiaries party thereto as subsidiary guarantors, the several banks and other financial institutions or entities party thereto as lenders, Coöperatieve Rabobank U.A., New York Branch, as administrative agent for the Term Loan A Lenders and administrative agent for the Revolving Credit Lenders, and Citizens Bank, N.A., as collateral agent

(b)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL (included as Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Management contract or compensatory plan or arrangement.

(a)
Previously filed on May 2, 2023 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and is incorporated herein by reference.
(b)
Previously filed on May 1, 2026 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: May 6, 2026