Form 10-Q
period 2026-06-30
HERBALIFE LTD.
filed 2026-08-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of registrant’s common shares outstanding as of July 29, 2026 was 104,803,380.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$370.5	$353.1
Receivables, net of allowance for doubtful accounts	115.9	91.9
Inventories	507.7	511.7
Prepaid expenses and other current assets	174.7	188.0
Total current assets	1,168.8	1,144.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	412.5	447.7
Operating lease right-of-use assets	166.7	168.3
Marketing-related intangibles and other intangible assets, net	333.2	315.1
Goodwill	125.9	100.5
Deferred income tax assets	478.6	464.3
Other assets	172.0	145.3
Total assets	$2,857.7	$2,785.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$101.3	$99.8
Member compensation liabilities	378.0	402.4
Current portion of long-term debt	12.0	20.9
Other current liabilities	482.2	489.8
Total current liabilities	973.5	1,012.9
Long-term debt, net of current portion	2,003.7	1,971.7
Non-current operating lease liabilities	152.1	155.7
Other non-current liabilities	195.3	155.0
Total liabilities	3,324.6	3,295.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 104.8 million (2026) and 103.3 million (2025) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	334.8	316.0
Accumulated other comprehensive loss	(265.3)	(251.5)
Accumulated deficit	(544.1)	(579.7)
Total Herbalife shareholders’ deficit	(474.5)	(515.1)
Noncontrolling interest	7.6	5.7
Total shareholders’ deficit	(466.9)	(509.4)
Total liabilities and shareholders’ deficit	$2,857.7	$2,785.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions, except per share amounts)
Net sales	$1,326.8	$1,259.1	$2,644.0	$2,480.8
Cost of sales	296.3	276.9	587.4	542.1
Gross profit	1,030.5	982.2	2,056.6	1,938.7
Selling expenses	466.0	445.9	927.8	879.3
General and administrative expenses	436.2	408.5	867.6	808.8
Other operating income	—	(4.8)	(5.5)	(4.8)
Operating income	128.3	132.6	266.7	255.4
Interest expense, net	37.4	53.6	84.2	105.6
Other expense, net	94.6	—	94.6	—
(Loss) Income before income taxes	(3.7)	79.0	87.9	149.8
Income taxes	22.8	29.8	53.2	50.2
Net (loss) income	(26.5)	49.2	34.7	99.6
Net loss attributable to noncontrolling interest	(0.2)	(0.1)	(0.9)	(0.1)
Net (loss) income attributable to Herbalife	$(26.3)	$49.3	$35.6	$99.7
(Loss) Earnings per share attributable to Herbalife:
Basic	$(0.25)	$0.48	$0.34	$0.98
Diluted	$(0.25)	$0.48	$0.33	$0.97
Weighted-average shares outstanding:
Basic	104.5	102.7	104.0	102.2
Diluted	104.5	103.3	107.8	102.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Net (loss) income	$(26.5)	$49.2	$34.7	$99.6
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $0.6 and $0.2 for the three months ended June 30, 2026 and 2025, respectively, and $0.5 and $0.6 for the six months ended June 30, 2026 and 2025, respectively	(5.9)	24.2	(12.0)	32.9
Unrealized loss on derivatives, net of income taxes of $— for both the three months ended June 30, 2026 and 2025, and $— for both the six months ended June 30, 2026 and 2025	(1.6)	(4.4)	(1.8)	(8.1)
Total other comprehensive (loss) income	(7.5)	19.8	(13.8)	24.8
Total comprehensive (loss) income	(34.0)	69.0	20.9	124.4
Comprehensive loss attributable to the noncontrolling interest	(0.2)	(0.1)	(0.9)	(0.1)
Total comprehensive (loss) income attributable to Herbalife	$(33.8)	$69.1	$21.8	$124.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in millions)
Cash flows from operating activities:
Net income	$34.7	$99.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.8	61.2
Share-based compensation expenses	20.7	22.0
Non-cash interest expense	7.0	8.2
Deferred income taxes	(13.9)	(22.7)
Inventory write-downs	12.0	14.9
Foreign exchange transaction loss	2.1	1.9
Loss on extinguishment of debt	94.6	—
Other	1.8	(0.8)
Changes in operating assets and liabilities:
Receivables	(23.7)	(22.4)
Inventories	(11.8)	(21.9)
Prepaid expenses and other current assets	17.1	22.5
Accounts payable	—	16.0
Member compensation liabilities	(21.6)	(22.3)
Other current liabilities	(15.1)	(54.6)
Other	(18.0)	(5.4)
Net cash provided by operating activities	146.7	96.2
Cash flows from investing activities:
Purchases of property, plant, and equipment	(22.2)	(41.1)
Acquisitions of business and assets	(10.0)	(25.5)
Other	(0.6)	(2.8)
Net cash used in investing activities	(32.8)	(69.4)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt	603.5	270.8
Principal payments on senior secured credit facility and other debt	(613.9)	(282.1)
Proceeds from senior secured notes due 2033	800.0	—
Repayment of senior secured notes due 2029	(849.0)	—
Repayment of senior notes due 2025	—	(115.0)
Debt issuance costs	(19.7)	(0.1)
Share repurchases	(10.0)	(6.8)
Other	8.4	0.8
Net cash used in financing activities	(80.7)	(132.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15.1)	11.1
Net change in cash, cash equivalents, and restricted cash	18.1	(94.5)
Cash, cash equivalents, and restricted cash, beginning of period	375.3	438.1
Cash, cash equivalents, and restricted cash, end of period	$393.4	$343.6

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Reclassifications

Effective in the fourth quarter of 2025, the Company retrospectively separated selling expenses from selling, general, and administrative expenses in the consolidated statements of income and combined those selling expenses with royalty overrides in the consolidated statements of income to simplify its financial statement presentation. Specifically, the Company’s Member compensation payments recognized as operating expenses, previously reported as royalty overrides, have been combined with the service fees to China’s independent service providers which were previously reported as selling expense within selling, general, and administrative expenses, and the two categories of expense are now collectively being presented in selling expenses within the condensed consolidated statements of income (loss). As a result, $39.4 million and $71.0 million related to service fees to China independent service providers previously presented as selling, general, and administrative expenses and all amounts previously presented as royalty overrides were collectively reclassified to selling expenses within the condensed consolidated statements of income (loss) for the three and six months ended June 30, 2025.

As a result of the above, the Member compensation previously reported as royalty overrides within the operating activities in the condensed consolidated statements of cash flows is now presented as Member compensation liabilities. In addition, $0.4 million of cash outflows related to service fees to China independent service providers were reclassified from other current liabilities to Member compensation liabilities within the Company’s cash flows from operating activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2025.

These reclassifications did not impact the amounts of the prior period total assets, total liabilities, operating income, net (loss) income attributable to Herbalife, and net cash provided by (used in) operating activities, investing activities and financing activities, and did not impact the Company’s condensed consolidated statements of comprehensive income and condensed consolidated statements of changes in shareholders’ deficit.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members, and its collection risk is reduced due to geographic dispersion. Credit card receivables were $71.3 million and $59.4 million as of June 30, 2026 and December 31, 2025, respectively. Substantially all credit card receivables were current as of June 30, 2026 and December 31, 2025. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately zero and $0.2 million during the three months ended June 30, 2026 and 2025, respectively, and approximately $0.1 million and $0.2 million during the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $1.7 million and $1.8 million, respectively. As of June 30, 2026 and December 31, 2025, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the six months ended June 30, 2026, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2025 and any remaining such balance was not material as of June 30, 2026. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $1.9 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively.

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

Selling Expenses

The Company’s sales leader Members may earn sales commissions and bonuses, which is also considered as Member compensation. Globally, excluding China, the Company pays this compensation to its sales leader Members which is based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. These Member compensation payments to the sales leader Members are classified as operating expenses as they represent services rendered to the Company relating to the development, retention, and the improved productivity of the sales leaders’ organizations. This Member compensation expense is recorded when the products are delivered, and revenue is recognized. Member compensation expenses also include other bonuses paid to the Company’s Members and other discretionary incentive payments to qualifying Members. The Company also compensates its China independent service providers for providing marketing, selling, and customer support services. For China sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers are also classified as an operating expense reflecting the services provided to the Company. Collectively, the Company recognizes all of these operating expenses within selling expenses within the Company’s condensed consolidated statements of income (loss). In addition, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling expenses. See Note 6, Segment Information, for further information on selling expenses by segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of June 30, 2026, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company recognized government grant income related to its regional headquarters and distribution centers within China of zero and approximately $4.8 million during the three months ended June 30, 2026 and 2025, respectively, in other operating income within its condensed consolidated statements of income (loss). The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.5 million and $4.8 million during the six months ended June 30, 2026 and 2025, respectively, in other operating income within its condensed consolidated statements of income (loss). The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense, Net

During both the three and six months ended June 30, 2026, the Company recognized a $94.6 million loss on the extinguishment of the 2024 Credit Facility (as defined below) and the 2029 Secured Notes (See Note 4, Long-Term Debt) in other expense, net within its condensed consolidated statements of income (loss).

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$370.5	$353.1
Restricted cash included in Prepaid expenses and other current assets	3.6	3.2
Restricted cash included in Other assets	19.3	19.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$393.4	$375.3

As of June 30, 2026 and December 31, 2025, the majority of the Company’s consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 4, Long-Term Debt, and Note 5, Contingencies, for further information.

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

These combined asset acquisitions of Pruvit and Pro2col LLC were accounted for as an acquisition of assets rather than a business, pursuant to ASC 805, Business Combinations. These acquired assets were recorded at their relative fair value determined as of the acquisition date. Based on the total $19 million purchase price for the assets acquired on April 17, 2025, the identifiable assets were allocated between the acquired assets from Pro2col LLC, related to developed technology, or software, for approximately $14.4 million, recorded to property, plant, and equipment, and an assembled workforce for approximately $0.3 million recorded to other intangible assets, and acquired assets from Pruvit related to customer contacts and related relationships for approximately $4.3 million recorded to other intangible assets; all of these assets were recognized within the Company’s condensed consolidated balance sheet in the second quarter of 2025 and will be amortized and expensed on a straight line basis and recognized in general and administrative expenses within the Company’s condensed consolidated statements of income (loss).

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

Business Acquisition of BQ Holdings Ltd. (Bioniq)

On April 30, 2026 (the Closing Date), the Company entered into an asset purchase agreement with BQ Holding Ltd. and its subsidiaries (Bioniq), a UK-based, personalized supplements company, pursuant to which the Company acquired substantially all of the assets of Bioniq’s core personalized nutrition business for total base consideration of $55 million. As part of the transaction, the Company also obtained a call option to acquire Bioniq LAB, a separate platform focused on small molecules and peptides. The call option expires on December 31, 2031.

The $55 million total base consideration is payable over a five-year period. The Company made the first payment of $10 million shortly after the Closing Date. In addition, the transaction provides for contingent payments of up to an aggregate of $95.0 million, consisting of multiple milestone-based payments ranging from $5 million to $15 million each, payable upon achievement of specified cumulative sales milestones for certain Bioniq products, as defined in the agreement. If the minimum cumulative sales threshold is not achieved, no additional contingent payments will be required. The contingent consideration period expires on December 31, 2031.

The Company recorded the initial $55 million base consideration at its acquisition-date present value of approximately $45.2 million. The discount on the base consideration is being accreted to interest expense, net, within the Company’s condensed consolidated statements of income (loss) over the five-year payment period. The Company also recognized a $9 million liability at fair value related to the $95 million contingent consideration as of the acquisition date. The Company remeasures this contingent consideration liability to fair value at each reporting date until it is settled, with changes in fair value recognized in general and administrative expenses within the Company’s condensed consolidated statements of income (loss).

The Bioniq acquisition qualified as a business combination pursuant to ASC 805, Business Combinations. The preliminary total fair value of the base consideration and contingent consideration was approximately $54.2 million and was allocated to the assets acquired based on their estimated fair values at the acquisition date. The assets acquired included developed technology of approximately $13.2 million and customer relationships, trade names, brand portfolio, digital assets, and other contractual rights of approximately $6.9 million in the aggregate, all of which were recorded within other intangible assets, net, and are amortized on a straight-line basis over a weighted-average useful life of approximately five years. In addition, the Company acquired inventory of approximately $1.0 million and a call option to purchase Bioniq LAB with a fair value of approximately $5.3 million which is recorded within other assets. The Company also recognized a deferred tax asset of approximately $1.0 million relating to this business acquisition. All of these assets were recorded within the Company’s condensed consolidated balance sheet in the second quarter of 2026; the remaining amount of approximately $26.8 million was allocated and recognized to goodwill within the Company’s condensed consolidated balance sheet in the second quarter of 2026.

The amounts recorded are preliminary and may change as the Company completes its purchase accounting assessment, including determining the final fair values of the assets acquired and any related deferred income tax impacts. The Company expects to complete its analysis during the measurement period, which will not exceed 12 months from the Closing Date.

Supplemental pro forma information reflecting the impact of the Bioniq acquisition is not provided as the acquisition did not have a material effect on the Company’s results of operations.

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

The following are the major classes of inventory:

	June 30, 2026	December 31, 2025
	(in millions)
Raw materials	$87.0	$76.1
Work in process	11.2	11.8
Finished goods	409.5	423.8
Total	$507.7	$511.7

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Borrowings under senior secured credit facility, carrying value	$356.9	$346.3
12.250% senior secured notes due 2029, carrying value	—	774.1
7.750% senior secured notes due 2033, carrying value	785.7	—
4.250% convertible senior notes due 2028, carrying value	274.2	273.4
4.875% senior notes due 2029, carrying value	596.8	596.3
Other	2.1	2.5
Total	2,015.7	1,992.6
Less: current portion	12.0	20.9
Long-term portion	$2,003.7	$1,971.7

Senior Secured Credit Facility

On April 12, 2024, concurrently with the issuance of the $800.0 million aggregate principal amount of senior secured notes, or the 2029 Secured Notes, as described further below, the Company entered into the eighth amendment to the Company’s credit facility. The eighth amendment to the credit facility, among other things, refinanced and replaced in full the credit facility with, (i) a Term Loan B Facility, or the 2024 Term Loan B, with an aggregate principal amount of $400.0 million and (ii) a revolving credit facility, or the 2024 Revolving Credit Facility, with an aggregate principal amount of $400.0 million, collectively the 2024 Credit Facility. The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and the Company incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility.

Borrowings that utilized SOFR under the 2024 Credit Facility used Adjusted Term SOFR. The applicable interest rates on the Company’s borrowings under the 2024 Term Loan B, as amended, bore interest at either, the Adjusted Term SOFR plus a margin of 6.75%, or the base rate plus a margin of 5.75%. Depending on the Company’s total leverage ratio, borrowings under the 2024 Revolving Credit Facility bore interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Term Loan B required quarterly payments that equaled to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. The Company paid a commitment fee on the 2024 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility.

On April 29, 2026, concurrently with the issuance of the $800.0 million aggregate principal amount of senior secured notes due 2033, or the 2033 Secured Notes, as described further below, the Company entered into the ninth amendment to the Company’s existing credit facility. The ninth amendment to the credit facility, among other things, refinanced and replaced in full the 2024 Credit Facility with, (i) a Term Loan A Facility, or the 2026 Term Loan A, with an aggregate principal amount of $225.0 million and (ii) a revolving credit facility, or the 2026 Revolving Credit Facility, with an aggregate principal amount of $425.0 million, collectively the 2026 Credit Facility. All obligations under the 2026 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured on a senior secured basis by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Interest is due at least quarterly on amounts outstanding under the 2026 Credit Facility.

Proceeds from the 2026 Credit Facility together with the proceeds from the 2033 Secured Notes and available cash were used to repay indebtedness, including all borrowings outstanding under the 2024 Credit Facility, effectively terminating its $365.0 million outstanding principal balance on the 2024 Term Loan B and fully redeeming the $800.0 million outstanding principal balance on the 2029 Secured Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Credit Facility. As a result, the Company recognized $343.4 million as a reduction to long-term debt representing the carrying value of the 2024 Credit Facility repaid in full in the second quarter of 2026. The Company also recognized a loss on extinguishment of $21.8 million, as a result, which was recorded in other expense, net within the Company’s condensed consolidated statement of income (loss) during the second quarter of 2026.

Borrowings utilizing SOFR under the 2026 Credit Facility use Term SOFR. The applicable interest rates on the Company’s borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility, as amended, bear interest at, depending on the Company’s total leverage ratio, either the Term SOFR plus a margin of between 2.50% and 3.25%, or the base rate plus a margin of between 1.50% and 2.25%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, subject to a floor of 1.00%. The 2026 Term Loan A requires quarterly payments that equal to 5.0% of the aggregate principal amount of the 2026 Term Loan A per annum, commencing in September 2026. The Company will pay a commitment fee on the 2026 Revolving Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2026 Revolving Credit Facility. The 2026 Term Loan A and 2026 Revolving Credit Facility mature upon the earlier of (i) April 29, 2031, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes exceeds $250.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) December 1, 2028 if the outstanding principal on the 2029 Notes exceeds $300.0 million and the Company exceeds certain leverage ratios as of that date.

The 2026 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2026 Credit Facility contains customary events of default. The 2026 Term Loan A and 2026 Revolving Credit Facility requires the Company to maintain a maximum total leverage ratio of 4.00:1.00. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 2.00:1.00. As of June 30, 2026 and December 31, 2025, the Company was in compliance with its financial covenants under the 2026 Credit Facility and 2024 Credit Facility, respectively.

The Company is permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2026 Term Loan A in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company.

As of June 30, 2026 the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.88% and as of December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

During the six months ended June 30, 2026, the Company borrowed an aggregate amount of $603.5 million, including $506.5 million under the 2026 Credit Facility, which included $281.5 million of borrowings under the 2026 Revolving Credit Facility, and $97.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $613.5 million, including $146.5 million on amounts outstanding under the 2026 Credit Facility, all of which was under the 2026 Revolving Credit Facility, and $467.0 million on amounts outstanding under the 2024 Credit Facility, which included $97.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the six months ended June 30, 2025, the Company borrowed an aggregate amount of $270.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $280.8 million on amounts outstanding under the 2024 Credit Facility, which included $270.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2026 Credit Facility was $360.0 million and 2024 Credit Facility was $370.0 million, respectively. Of the $360.0 million outstanding under the 2026 Credit Facility as of June 30, 2026, $225.0 million was outstanding under the 2026 Term Loan A and $135.0 million was outstanding under the 2026 Revolving Credit Facility. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025. In addition, as of both June 30, 2026 and December 31, 2025, the Company had an issued but undrawn letter of credit against the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable. As a result of the issued but undrawn letter of credit, as of June 30, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, was approximately $245 million and $355 million, respectively. There were no outstanding foreign currency borrowings under either the 2026 Credit Facility and 2024 Credit Facility as of June 30, 2026 and December 31, 2025, respectively.

During the three months ended June 30, 2026 and 2025, the Company recognized $9.2 million and $13.8 million, respectively, of interest expense relating to the 2026 Credit Facility and 2024 Credit Facility, as applicable, which included $0.4 million and $1.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2026 and 2025, the Company recognized $21.4 million and $26.9 million, respectively, of interest expense relating to the 2026 Credit Facility and 2024 Credit Facility, as applicable, which included $1.7 million and $2.5 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.1 million and $1.1 million, respectively, relating to amortization of debt issuance costs.

The fair values of the outstanding borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility approximated their carrying values of $221.9 million and $135.0 million, respectively, as of June 30, 2026, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings under the 2024 Term Loan B was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2025, the carrying value of the 2024 Term Loan B was $346.3 million and the fair value was approximately $376.5 million.

Senior Secured Notes due 2029

In April 2024, the Company issued $800.0 million aggregate principal amount of senior secured notes, or the 2029 Secured Notes, in a private offering in the United States to persons reasonably believed to be qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-US persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2029 Secured Notes were guaranteed on a senior secured basis by the Company and each of the Company’s existing and future subsidiaries that was a guarantor of the obligations of any domestic borrower under the 2024 Credit Facility. The 2029 Secured Notes paid interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes original maturity date was on April 15, 2029.

The 2029 Secured Notes were sold at a 2.702% discount to par, or $21.6 million, and the Company incurred approximately $13.9 million of issuance cost in connection with the issuance of the 2029 Secured Notes. The total of $35.5 million which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, was amortized over the contractual term of the 2029 Secured Notes using the effective-interest method.

In April 2026, in conjunction with the repayment of the 2024 Credit Facility described above, the Company fully redeemed the $800.0 million aggregate principal amount of the 2029 Secured Notes for an aggregate purchase price of approximately $853 million, which included $49.0 million related to a call premium of 6.125% of par and approximately $4 million of accrued and unpaid interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as an extinguishment of the redeemed 2029 Secured Notes. As a result, the Company recognized $776.2 million as a reduction to long-term debt representing the carrying value of the redeemed 2029 Secured Notes. The Company also recognized a loss on extinguishment of $72.8 million, as a result, which was recorded in other expense, net within the Company’s condensed consolidated statement of income (loss) during the second quarter of 2026.

As of December 31, 2025, the outstanding principal on the 2029 Secured Notes was $800.0 million, the unamortized debt discount and debt issuance costs were $25.9 million, and the carrying value was $774.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Secured Notes was approximately $888.1 million as of December 31, 2025, and was determined by utilizing over-the-counter market quotes and yield curves, which were considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2026 and 2025, the Company recognized $8.1 million and $25.9 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $0.3 million and $0.9 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.2 million and $0.6 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2026 and 2025, the Company recognized $34.2 million and $51.8 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $1.3 million and $1.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $1.1 million, respectively, relating to amortization of debt issuance costs.

Senior Secured Notes due 2033

In April 2026, the Company issued $800.0 million aggregate principal amount of senior secured notes due 2033, or the 2033 Secured Notes, in a private offering in the United States to persons reasonably believed to be qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States to non-US persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2033 Secured Notes are guaranteed on a senior secured basis by the Company and each of the Company’s existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under the Company’s senior secured credit facility. The 2033 Secured Notes pay interest at a rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033.

At any time prior to May 1, 2029, the Company may redeem all or part of the 2033 Secured Notes at a redemption price equal to 100% of their principal amount, plus a “make whole” premium as of the redemption date and accrued and unpaid interest to the redemption date. In addition, at any time prior to May 1, 2029, the Company may redeem up to 40% of the aggregate principal amount of the 2033 Secured Notes with the proceeds of one or more equity offerings, at a redemption price equal to 107.750%, plus accrued and unpaid interest. Furthermore, at any time on or after May 1, 2029, the Company may redeem all or part of the 2033 Secured Notes at the following redemption prices, expressed as percentages of principal amount, plus accrued and unpaid interest thereon to the redemption date, if redeemed during the twelve-month period beginning on May 1 of the years indicated below:

Percentage
2029	103.875%
2030	101.938%
2031 and thereafter	100.000%

The 2033 Secured Notes contain customary negative covenants, including, among other things, limitations or prohibitions on restricted payments, incurrence of additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the 2033 Secured Notes contain customary events of default.

The Company incurred approximately $15 million of issuance cost during the second quarter of 2026 in connection with the issuance of the 2033 Secured Notes. The approximately $15 million of debt issuance costs, which was recorded as a debt discount on the Company’s condensed consolidated balance sheet, are being amortized over the contractual term of the 2033 Secured Notes using the effective-interest method.

As of June 30, 2026, the outstanding principal on the 2033 Secured Notes was $800.0 million, the unamortized debt issuance costs were $14.3 million, and the carrying value was $785.7 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2033 Secured Notes was approximately $816.2 million as of June 30, 2026 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During both the three and six months ended June 30, 2026, the Company recognized $10.9 million of interest expense relating to the 2033 Secured Notes, which included $0.3 million relating to amortization of debt issuance costs.

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

As of June 30, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $3.3 million, and the carrying value was $274.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.1 million, and the carrying value was $273.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $320.3 million and $301.7 million as of June 30, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2026 and 2025, the Company recognized $3.4 million and $3.3 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.4 million and $0.4 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs. During the six months ended June 30, 2026 and 2025, the Company recognized $6.7 million and $6.6 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.8 million and $0.8 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

During the three months ended June 30, 2025, the Company recognized $4.1 million of interest expense relating to the 2025 Notes, which included $0.2 million relating to amortization of debt issuance costs. During the six months ended June 30, 2025, the Company recognized $8.8 million of interest expense relating to the 2025 Notes, which included $0.5 million relating to amortization of debt issuance costs.

Senior Notes due 2029

In May 2021, the Company issued $600.0 million aggregate principal amount of senior notes, or the 2029 Notes, in a private offering in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the 2026 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029.

The Company may redeem all or part of the 2029 Notes at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest thereon to the redemption date.

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

As of June 30, 2026, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.2 million, and the carrying value was $596.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.7 million, and the carrying value was $596.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $562.9 million and $565.6 million as of June 30, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended June 30, 2026 and 2025, the Company recognized $7.5 million and $7.6 million, respectively, of interest expense relating to the 2029 Notes, which included $0.3 million and $0.3 million, respectively, relating to amortization of debt issuance costs. During the six months ended June 30, 2026 and 2025, the Company recognized $15.1 million and $15.1 million, respectively, of interest expense relating to the 2029 Notes, which included $0.5 million and $0.5 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $40.0 million and $55.4 million for the three months ended June 30, 2026 and 2025, respectively, and $89.5 million and $110.0 million for the six months ended June 30, 2026 and 2025, respectively, which was recognized within its condensed consolidated statements of income (loss).

As a result of the 2026 debt refinancing transactions described above, which included the extinguishment of the 2024 Credit Facility and the full redemption of the 2029 Secured Notes, the Company recognized an aggregate loss on extinguishment of debt of $94.6 million during both the three and six months ended June 30, 2026, which was included in other expense, net within the Company’s condensed consolidated statements of income (loss).

As of June 30, 2026, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2026	$6.0
2027	11.9
2028	289.3
2029	611.7
2030	11.5
Thereafter	1,109.2
Total	$2,039.6

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2026, the Company had approximately $152.4 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2026 Revolving Credit Facility, as described above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 5, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2026 Revolving Credit Facility.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of June 30, 2026, the Company had $11.3 million of Mexico VAT-related assets, of which $3.5 million was recognized in prepaid expenses and other current assets and $7.8 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $24.9 million, translated at the June 30, 2026 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. In February 2022, the Company received a mixed verdict related to the 2004 tax assessment which reduced the exposure to the Company. The aggregate combined amount of all these assessments is equivalent to approximately $18.0 million, translated at the June 30, 2026 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for the majority of the assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $31.0 million and approximately $11.5 million, respectively, translated at the June 30, 2026 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $44.6 million, approximately $28.2 million, approximately $16.9 million, and approximately $12.3 million, respectively, translated at the June 30, 2026 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. In June 2025, the Company received a favorable ruling from the Second Level Administrative Court regarding its 2018 tax year case. The Tax Authority did not file an appeal and the 2018 tax year case was subsequently closed as of August 2025. The 2019 tax year case previously received a favorable ruling at the First Level Administrative Court; however, in February 2026, the matter was remanded back to the First Level Administrative Court for further review. In July 2026, the First Level Administrative Court issued a new favorable decision and the Tax Authority may appeal the new favorable decision at the Second Level Administrative Court. While the Company previously received favorable verdicts at the First Level Administrative Court for the 2020 and 2021 tax year cases, in May 2026 the Company received unfavorable verdicts at the Second Level Administrative Court for these cases. The Company plans to appeal the unfavorable verdicts at the Third Level Administrative Court. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.8 million, translated at the June 30, 2026 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.3 million, translated at the June 30, 2026 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $4.4 million, translated at the June 30, 2026 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $10.9 million, translated at the June 30, 2026 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the judicial levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $15.4 million, $14.9 million, $19.6 million, $17.3 million, and $32.0 million for those respective years, translated at the June 30, 2026 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

As of June 30, 2026, the Company has unutilized excess Goods and Services Tax (“GST”) input credits in India which have begun accumulating following amendments to the India GST Law that became effective during September 2025. Under applicable regulations, these credits may be applied against future GST liabilities in India or may be eligible for refund from the India government. The Company does not expect to generate sufficient future GST liabilities to utilize all of these GST input credits, and the likelihood of receiving a cash refund for certain credits remains uncertain; accordingly, no asset has been recognized in the condensed consolidated financial statements for the excess GST input credits. These amounts are expensed when the Company determines that recoverability or utilization is uncertain. The Company will recognize the benefit of these input credits only if the underlying uncertainty is resolved and realization of the credits becomes expected. The Company intends to pursue certain strategies, which may include litigation, to recover or utilize these excess GST input credits; however, the outcome remains uncertain. As of June 30, 2026, the Company has recognized approximately $13 million in current assets within the Company’s condensed consolidated balance sheets for GST input credits that are refundable from the India government and for which recoverability is reasonably assured based on government regulations.

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

As of June 30, 2026, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Net sales:
Primary Reporting Segment	$1,266.4	$1,179.1	$2,526.6	$2,336.0
China	60.4	80.0	117.4	144.8
Total net sales	$1,326.8	$1,259.1	$2,644.0	$2,480.8
Significant segment expenses
Cost of Sales (4):
Primary Reporting Segment	$287.6	$265.5	$570.2	$521.4
China	8.7	11.4	17.2	20.7
Total cost of sales	$296.3	$276.9	$587.4	$542.1
Selling expenses (4):
Primary Reporting Segment (2)	$435.5	$405.9	$869.2	$807.1
China (3)	30.5	40.0	58.6	72.2
Total selling expenses	$466.0	$445.9	$927.8	$879.3
Contribution margin(1):
Primary Reporting Segment	$543.3	$507.7	$1,087.2	$1,007.5
China	21.2	28.6	41.6	51.9
Total contribution margin	$564.5	$536.3	$1,128.8	$1,059.4
General and administrative expenses	436.2	408.5	867.6	808.8
Other operating income	—	(4.8)	(5.5)	(4.8)
Interest expense, net	37.4	53.6	84.2	105.6
Other expense, net	94.6	—	94.6	—
(Loss) Income before income taxes	(3.7)	79.0	87.9	149.8
Income taxes	22.8	29.8	53.2	50.2
Net (loss) income	$(26.5)	$49.2	$34.7	$99.6

(1)
Contribution margin consists of net sales less cost of sales and selling expenses.
(2)
For the Primary Reporting Segment, selling expenses consists of Member compensation, which was previously presented as Royalty Overrides, as described further in Note 2, Significant Accounting Policies.
(3)
In China, selling expenses primarily consists of service fees to China independent service providers, which totaled $30.0 million and $39.4 million for the three months ended June 30, 2026 and 2025, respectively, and $57.4 million and $71.0 million for the six months ended June 30, 2026 and 2025, respectively, as described further in Note 2, Significant Accounting Policies.
(4)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Net sales:
India	$270.6	$203.6	$546.0	$412.9
United States	266.3	265.3	507.6	513.0
Mexico	161.0	137.2	315.1	263.7
Vietnam	64.6	60.2	142.1	135.6
China	60.4	80.0	117.4	144.8
Others	503.9	512.8	1,015.8	1,010.8
Total net sales	$1,326.8	$1,259.1	$2,644.0	$2,480.8

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2025 10-K. During the six months ended June 30, 2026, the Company granted stock appreciation rights, or SARs, subject to service conditions to its executives and restricted stock units subject to service and performance conditions, or performance stock units to its executives and certain employees.

Share-based compensation expense amounted to $10.1 million and $10.4 million for the three months ended June 30, 2026 and 2025, respectively, and $20.7 million and $22.0 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the total unrecognized compensation cost related to all non-vested stock awards was $46.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

During the six months ended June 30, 2026, the Company granted SARs with service conditions to its executives which generally vest over a three-year period. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the six months ended June 30, 2026:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2025(2)	13,249	$11.07	7.0 years	$45.4
Granted	1,004	$18.52
Exercised	(380)	$9.49
Forfeited/expired(3)	(422)	$29.39
Outstanding as of June 30, 2026(2)	13,451	$11.10	6.9 years	$46.5
Exercisable as of June 30, 2026(4)	7,021	$12.29	7.0 years	$19.3
Vested and expected to vest as of June 30, 2026(4)	9,980	$12.12	7.6 years	$29.0

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.7 million and 3.9 million performance condition SARs as of June 30, 2026 and December 31, 2025, respectively.
(3)
Includes 0.2 million performance condition SARs.
(4)
Includes 0.3 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2026 and 2025 was $7.96 and $3.88, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2026 and 2025 was $10.13 and $4.14, respectively. The total intrinsic value of service condition SARs exercised during the three and six months ended June 30, 2026 was $1.0 million and $1.7 million, respectively. There were no SARs exercised during the three and six months ended June 30, 2025.

During the six months ended June 30, 2026, the Company granted performance stock units to its executives and certain employees which generally vest over a three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the six months ended June 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025(1)	4,566	$9.67
Granted(2)	1,457	$18.81
Vested	(1,867)	$10.91
Forfeited(3)	(114)	$11.80
Outstanding and nonvested as of June 30, 2026(1)	4,042	$12.34
Expected to vest as of June 30, 2026(4)	3,589	$12.09

(1)
Includes 2.8 million and 1.6 million performance-based restricted stock units as of June 30, 2026 and December 31, 2025, respectively, which represents the maximum amount that can vest.
(2)
Includes 1.3 million performance-based restricted stock units.
(3)
Includes less than 0.1 million performance-based restricted stock units.
(4)
Includes 2.4 million performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended June 30, 2026 and 2025 was $29.4 million and $5.4 million, respectively. The total vesting date fair value of restricted stock units which vested during the six months ended June 30, 2026 and 2025 was $30.2 million and $19.8 million, respectively.

8. Income Taxes

Income taxes were $22.8 million and $29.8 million for the three months ended June 30, 2026 and 2025, respectively, and $53.2 million and $50.2 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense decreased for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase in the tax benefits from discrete events, which includes the tax impact of the loss on extinguishment of debt, partially offset by changes in the geographic mix of the Company’s income. The income tax expense increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to changes in the geographic mix of the Company’s income, partially offset by an increase in the tax benefits from discrete events, which includes the tax impact of the loss on extinguishment of debt.

As of June 30, 2026, the total amount of unrecognized tax benefits, including related interest and penalties, was $43.5 million. If the total amount of unrecognized tax benefits was recognized, $32.3 million of unrecognized tax benefits, $7.3 million of interest, and $1.0 million of penalties would impact the effective tax rate.

9. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in general and administrative expenses within the Company’s condensed consolidated statements of income (loss). The Company primarily uses freestanding foreign currency derivatives to hedge foreign currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within the Company’s condensed consolidated statement of income (loss) during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within the Company’s condensed consolidated statement of income (loss) during the period when the hedged item and underlying transaction affect earnings. The Company has elected to record changes in the fair value of amounts excluded from the assessment of effectiveness currently in earnings.

As of June 30, 2026 and December 31, 2025, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $114.1 million and $75.4 million, respectively. As of June 30, 2026, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of June 30, 2026, the Company recorded assets at fair value of $0.2 million and liabilities at fair value of $5.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, the Company recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of June 30, 2026 and December 31, 2025.

As of both June 30, 2026 and December 31, 2025, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of June 30, 2026, the Company had aggregate notional amounts of approximately $929.8 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges. Cash flows resulting from the Company’s derivative instruments are classified as operating activities in the Company’s condensed consolidated statements of cash flows.

The following tables summarize the derivative activity during the three and six months ended June 30, 2026 and 2025 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025:

	Amount of Loss Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(3.7)	$(2.1)	$(5.1)	$(2.0)

As of June 30, 2026, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.4 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income (loss) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	June 30, 2026		June 30, 2025
	Cost of sales	General and administrative expenses	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income (loss)	$296.3	$436.2	$276.9	$408.5

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(2.1)	—	3.0	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.4)	—	(1.5)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	—	(0.3)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	0.2

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Six Months Ended
	June 30, 2026		June 30, 2025
	Cost of sales	General and administrative expenses	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income (loss)	$587.4	$867.6	$542.1	$808.8

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(2.9)	—	6.9	—
Amount of loss excluded from assessment of effectiveness recognized in income	(2.6)	—	(2.4)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	(0.1)
Amount of gain excluded from assessment of effectiveness recognized in income	—	—	—	0.2

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and six months ended June 30, 2026 and 2025:

	Amount of Loss Recognized in Income
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Location of Loss Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(2.6)	$(9.4)	$(5.1)	$(11.4)	General and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of June 30, 2026 and December 31, 2025.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30, 2026
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2026	$0.1	$334.0	$(257.8)	$(517.8)	$(441.5)	$7.3	$(434.2)
Issuance of 2.0 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.5			0.5		0.5
Additional capital from share-based compensation		10.1			10.1		10.1
Repurchases of 0.6 common shares	—	(9.3)		—	(9.3)		(9.3)
Net (loss)				(26.3)	(26.3)	(0.2)	(26.5)
Foreign currency translation adjustment, net of income taxes of $0.6			(5.9)		(5.9)		(5.9)
Unrealized loss on derivatives, net of income taxes of $—			(1.6)		(1.6)		(1.6)
Other	—	(0.5)			(0.5)	0.5	—
Balance as of June 30, 2026	$0.1	$334.8	$(265.3)	$(544.1)	$(474.5)	$7.6	$(466.9)

	Three Months Ended June 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of March 31, 2025	$0.1	$287.9	$(266.4)	$(757.6)	$(736.0)	$—	$(736.0)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.6			0.6		0.6
Additional capital from share-based compensation		10.4			10.4		10.4
Repurchases of 0.6 common shares	—	(4.6)		—	(4.6)		(4.6)
Net income (loss)				49.3	49.3	(0.1)	49.2
Foreign currency translation adjustment, net of income taxes of $0.2			24.2		24.2		24.2
Unrealized loss on derivatives, net of income taxes of $—			(4.4)		(4.4)		(4.4)
Acquisition					—	6.2	6.2
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)

Changes in shareholders’ deficit for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30, 2026
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2025	$0.1	$316.0	$(251.5)	$(579.7)	$(515.1)	$5.7	$(509.4)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.9			0.9		0.9
Additional capital from share-based compensation		20.7			20.7		20.7
Repurchases of 0.6 common shares	—	(10.0)		—	(10.0)		(10.0)
Net income (loss)				35.6	35.6	(0.9)	34.7
Foreign currency translation adjustment, net of income taxes of $0.5			(12.0)		(12.0)		(12.0)
Unrealized loss on derivatives, net of income taxes of $—			(1.8)		(1.8)		(1.8)
Other	—	7.2			7.2	2.8	10.0
Balance as of June 30, 2026	$0.1	$334.8	$(265.3)	$(544.1)	$(474.5)	$7.6	$(466.9)

	Six Months Ended June 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2024	$0.1	$278.2	$(271.4)	$(808.0)	$(801.1)	$—	$(801.1)
Issuance of 2.8 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.9			0.9		0.9
Additional capital from share-based compensation		22.0			22.0		22.0
Repurchases of 0.9 common shares	—	(6.8)		—	(6.8)		(6.8)
Net income (loss)				99.7	99.7	(0.1)	99.6
Foreign currency translation adjustment, net of income taxes of $0.6			32.9		32.9		32.9
Unrealized loss on derivatives, net of income taxes of $—			(8.1)		(8.1)		(8.1)
Acquisition					—	6.2	6.2
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)

Dividends

The Company has not declared or paid cash dividends since 2014. The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2026 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors.

Share Repurchases

The 2026 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

During the six months ended June 30, 2026 and 2025, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. During the three and six months ended June 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For both the six months ended June 30, 2026 and 2025, the Company’s share repurchases, inclusive of transaction costs, were $10.0 million and $6.8 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended June 30, 2026 and 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	June 30, 2026			June 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(254.3)	$(3.5)	$(257.8)	$(273.6)	$7.2	$(266.4)
Other comprehensive (loss) income before reclassifications, net of tax	(5.9)	(3.7)	(9.6)	24.2	(1.7)	22.5
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	2.1	2.1	—	(2.7)	(2.7)
Total other comprehensive (loss) income, net of reclassifications	(5.9)	(1.6)	(7.5)	24.2	(4.4)	19.8
Ending balance	$(260.2)	$(5.1)	$(265.3)	$(249.4)	$2.8	$(246.6)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended June 30, 2026 and 2025.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.6 million for foreign currency translation adjustments for the three months ended June 30, 2026.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.2 million for foreign currency translation adjustments for the three months ended June 30, 2025.

The following table summarizes changes in accumulated other comprehensive loss by component during the six months ended June 30, 2026 and 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Six Months Ended
	June 30, 2026			June 30, 2025
	Foreign Currency Translation Adjustments	Unrealized Loss on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(248.2)	$(3.3)	$(251.5)	$(282.3)	$10.9	$(271.4)
Other comprehensive (loss) income before reclassifications, net of tax	(12.0)	(4.9)	(16.9)	32.9	(1.3)	31.6
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	3.1	3.1	—	(6.8)	(6.8)
Total other comprehensive (loss) income, net of reclassifications	(12.0)	(1.8)	(13.8)	32.9	(8.1)	24.8
Ending balance	$(260.2)	$(5.1)	$(265.3)	$(249.4)	$2.8	$(246.6)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive loss to income during the six months ended June 30, 2026 and 2025.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.5 million for foreign currency translation adjustments for the six months ended June 30, 2026.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.6 million for foreign currency translation adjustments for the six months ended June 30, 2025.

11. (Loss) Earnings Per Share

Basic (loss) earnings per share represents net (loss) income attributable to Herbalife divided by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share represents net (loss) income attributable to Herbalife divided by the weighted-average number of common shares outstanding, inclusive of the effect of dilutive securities, such as outstanding SARs, restricted stock units, and convertible notes.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Weighted-average shares used in basic computations	104.5	102.7	104.0	102.2
Dilutive effect of exercise of equity grants outstanding	—	0.6	3.8	0.6
Weighted-average shares used in diluted computations	104.5	103.3	107.8	102.8

There were an aggregate of 18.6 million and 17.0 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended June 30, 2026 and 2025, respectively, and an aggregate of 8.9 million and 17.5 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the six months ended June 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied. Since the Company had a net loss during the three months ended June 30, 2026, outstanding equity grants were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three and six months ended June 30, 2026 and 2025, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as described throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of June 30, 2026 and December 31, 2025:

	Significant Other Observable Inputs (Level 2) Fair Value as of June 30, 2026	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2025	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.2	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	3.6	2.0	Prepaid expenses and other current assets
	$3.8	$2.0
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$5.5	$4.5	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5.3	1.5	Other current liabilities
	$10.8	$6.0

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
June 30, 2026
Foreign exchange currency contracts	$3.8	$(3.5)	$0.3
Total	$3.8	$(3.5)	$0.3
December 31, 2025
Foreign exchange currency contracts	$2.0	$(0.7)	$1.3
Total	$2.0	$(0.7)	$1.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
June 30, 2026
Foreign exchange currency contracts	$10.8	$(3.5)	$7.3
Total	$10.8	$(3.5)	$7.3
December 31, 2025
Foreign exchange currency contracts	$6.0	$(0.7)	$5.3
Total	$6.0	$(0.7)	$5.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2026 and December 31, 2025, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company incurred total pre-tax expenses of approximately $76.1 million through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three and six months ended June 30, 2025, the Company incurred $0.7 million and $4.0 million of pre-tax expenses, respectively, which were recognized in general and administrative expenses within its condensed consolidated statement of income (loss).

Costs related to the Restructuring Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Cumulative costs incurred to date as of December 31, 2025
	(in millions)
Professional fees	$—	$(0.5)	$—	$(0.5)	$4.1
Retention and separation	—	1.2	—	4.5	72.0
Other	—	—	—	—	—
Total	$—	$0.7	$—	$4.0	$76.1

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$1.3	$—	$1.3
Expenses	—	—	—	—
Cash payments	—	(0.7)	—	(0.7)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2026	$—	$0.6	$—	$0.6

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $12.6 million through June 30, 2026, of which $1.1 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively, were recognized in general and administrative expenses within its condensed consolidated statements of income (loss). The Company expects to incur total pre-tax expenses of approximately $15 million based on actual expenses incurred to date and expected future expenses. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on the Company’s estimates and actual results could differ from such estimates.

Costs related to the Technology Realignment Program were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Cumulative costs incurred to date as of June 30, 2026
	(in millions)
Professional fees	$—	$—	$—	$—	$—
Retention and separation	1.1	3.6	3.5	3.6	12.6
Other	—	—	—	—	—
Total	$1.1	$3.6	$3.5	$3.6	$12.6

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$3.9	$—	$3.9
Expenses	—	3.5	—	3.5
Cash payments	—	(6.6)	—	(6.6)
Non-cash items and other	—	—	—	—
Balance as of June 30, 2026	$—	$0.8	$—	$0.8

During the second quarter of 2026, the Company initiated a program to optimize its global operating footprint and improve organizational efficiency, or the Optimization Program, which includes the movement and consolidation of certain activities within its global business service centers across multiple regions, as well as other related initiatives. These actions are being undertaken as part of an ongoing enterprise-wide initiative under which management continues to evaluate opportunities to improve operational efficiency and reduce costs. During the three and six months ended June 30, 2026, the Company incurred $1.3 million of pre-tax expenses, which were recognized in general and administrative expenses within its condensed consolidated statements of income (loss). Since the Optimization Program is still in its early stages, the Company cannot reasonably estimate the amount and timing of future costs, which remain subject to change based on the scope and progression of activities and any additional opportunities identified.

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $54.9 million and $52.3 million as of June 30, 2026 and December 31, 2025, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Accrued compensation	$114.7	$142.1
Accrued advertising, events, and promotion expenses	52.3	50.8
Accrued interest	14.1	24.8
Current operating lease liabilities	36.0	35.5
Advance sales deposits	92.3	75.2
Income taxes payable	16.9	20.6
Other accrued liabilities	155.9	140.8
Total	$482.2	$489.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $72.2 million and $70.1 million and deferred income tax liabilities of $18.8 million and $18.9 million as of June 30, 2026 and December 31, 2025, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2025 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

While we continue to monitor the current global financial environment, including the impacts of inflation, foreign exchange rate fluctuations, the wars in Ukraine and the Middle East, trade tensions, including U.S. tariffs and retaliatory tariffs from foreign countries and other factors, we remain focused on the opportunities and challenges in retailing our products and enhancing the customer experience, sponsoring and retaining Members, improving Member productivity, further penetrating existing markets, globalizing successful Daily Methods of Operation, or DMOs, such as Nutrition Clubs, Fit Clubs, and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the six months ended June 30, 2026, we instituted pricing increases in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2025. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures, including due to rising energy prices, and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

The war in the Middle East has not had a direct material impact on our results. However, we are exposed to volatility in energy and oil markets, which could materially impact manufacturing, transportation, and packaging costs. Maritime restrictions in the Strait of Hormuz will continue to influence this risk. Significant increases in fuel, utilities, and petroleum-based inputs may materially increase our cost of goods sold and logistics expenses, and these increases may not be fully offset through pricing actions, which could adversely impact our margins and operating results.

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of June 30, 2026.

Given the unpredictable and fluid nature of these factors, we are unable to predict the extent to which they will adversely impact our business, financial condition, and results of operations, including the impact they may have on our geographic regions and individual markets. See Summary Financial Results and Sales by Geographic Region for more specific discussion of these and other factors. See Part I, Item 1A, Risk Factors, of the 2025 10-K for a further discussion of risks related to these matters.

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

Summary Financial Results

Net sales were $1,326.8 million and $2,644.0 million for the three and six months ended June 30, 2026, respectively. Net sales increased $67.7 million, or 5.4%, and $163.2 million, or 6.6%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 5.8% and 5.6% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 5.4% increase in net sales for the three months ended June 30, 2026 was primarily driven by a 5.8% increase in sales volume, and a 3.0% favorable impact of price increases, partially offset by a 3.0% unfavorable impact of sales mix and a 0.4% unfavorable impact of fluctuations in foreign currency exchange rates. The 6.6% increase in net sales for the six months ended June 30, 2026 was primarily driven by a 5.0% increase in sales volume, a 3.1% favorable impact of price increases, and a 1.0% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 2.5% unfavorable impact of sales mix.

Net loss attributable to Herbalife was $26.3 million, or $0.25 per diluted share, and net income attributable to Herbalife was $35.6 million, or $0.33 per diluted share, for the three and six months ended June 30, 2026, respectively. Net income attributable to Herbalife decreased $75.6 million, or 153.3%, and $64.1 million, or 64.3%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The decrease in net income attributable to Herbalife for the three months ended June 30, 2026 was mainly due to $94.6 million of loss on extinguishment of debt related to our April 2026 debt refinancing, $27.7 million higher general and administrative expenses driven by higher labor and benefits costs and higher non-income tax expenses mainly from India GST (see General and Administrative Expenses below for further discussion), $20.1 million higher selling expenses driven by higher net sales, and $7.0 million higher income taxes; partially offset by $48.3 million higher gross profit driven by higher net sales, and $16.2 million lower interest expense, net, partially as a result of our April 2026 debt refinancing. The decrease in net income attributable to Herbalife for the six months ended June 30, 2026 was mainly due to $94.6 million of loss on extinguishment of debt related to our April 2026 debt refinancing, $58.8 million higher general and administrative expenses driven by higher labor and benefits costs, and higher non-income tax expenses mainly from India GST (see General and Administrative Expenses below for further discussion), and $48.5 million higher selling expenses driven by higher net sales; partially offset by $117.9 million higher gross profit driven by higher net sales, and $21.4 million lower interest expense, net, partially as a result of our April 2026 debt refinancing.

Net loss attributable to Herbalife for the three months ended June 30, 2026 included a $94.6 million pre-tax unfavorable impact ($74.6 million post-tax) of loss on debt extinguishment from our April 2026 debt refinancing, $3.3 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $1.3 million pre-tax unfavorable impact ($0.9 million post-tax) of Optimization Program expenses, and a $1.1 million pre-tax unfavorable impact ($0.7 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs.

Net income attributable to Herbalife for the six months ended June 30, 2026 included a $94.6 million pre-tax unfavorable impact ($74.6 million post-tax) of loss on debt extinguishment from our April 2026 debt refinancing, $8.7 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $3.5 million pre-tax unfavorable impact ($2.4 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs and a $1.3 million pre-tax unfavorable impact ($0.9 million post-tax) of Optimization Program expenses.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.3	22.0	22.2	21.9
Gross profit	77.7	78.0	77.8	78.1
Selling expenses(1)	35.1	35.4	35.1	35.4
General and administrative expenses(1)	32.9	32.5	32.8	32.6
Other operating income	—	(0.4)	(0.2)	(0.2)
Operating income	9.7	10.5	10.1	10.3
Interest expense, net	2.8	4.2	3.2	4.3
Other expense, net	7.2	—	3.6	—
(Loss) Income before income taxes	(0.3)	6.3	3.3	6.0
Income taxes	1.7	2.4	2.0	2.0
Net (loss) income	(2.0)%	3.9%	1.3%	4.0%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,266.4 million and $2,526.6 million for the three and six months ended June 30, 2026, respectively, representing an increase of $87.3 million, or 7.4%, and $190.6 million, or 8.2%, respectively, as compared to the same periods in 2025. In local currency, net sales increased 8.2% and 7.4% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 7.4% increase in net sales for the three months ended June 30, 2026 was primarily due to a 7.3% increase in sales volume and a 3.2% favorable impact of price increases, partially offset by a 2.3% unfavorable impact of sales mix and a 0.8% unfavorable impact of fluctuations in foreign currency exchange rates. The 8.2% increase in net sales for the six months ended June 30, 2026 was primarily due to a 6.1% increase in sales volume, a 3.3% favorable impact of price increases, and a 0.8% favorable impact of fluctuations in foreign currency exchange rates, partially offset by a 2.0% unfavorable impact of sales mix.

For a discussion of China’s net sales for the three and six months ended June 30, 2026 as compared to the same periods in 2025, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and selling expenses.

The Primary Reporting Segment reported contribution margin of $543.3 million, or 42.9% of net sales, and $1,087.2 million, or 43.0% of net sales for the three and six months ended June 30, 2026, respectively, representing an increase of $35.6 million, or 7.0%, and $79.7 million, or 7.9%, respectively, as compared to the same periods in 2025. The 7.0% increase in contribution margin for the three months ended June 30, 2026 was primarily the result of a 7.3% favorable impact of sales volume increases and a 5.2% favorable impact of price increases, partially offset by a 3.5% unfavorable impact of sales mix and a 1.1% unfavorable impact of foreign currency fluctuations. The 7.9% increase in contribution margin for the six months ended June 30, 2026 was primarily the result of a 6.1% favorable impact of sales volume increases and a 5.3% favorable impact of price increases, partially offset by a 3.0% unfavorable impact of sales mix.

China reported contribution margin of $21.2 million and $41.6 million for the three and six months ended June 30, 2026, respectively, representing a decrease of $7.4 million, or 25.9%, and of $10.3 million, or 19.8%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 25.9% decrease in contribution margin for the three months ended June 30, 2026 was primarily the result of a 28.7% unfavorable impact of sales volume decreases, and a 2.3% unfavorable impact of cost changes related to self-manufacturing and sourcing, partially offset by a 7.7% favorable impact of foreign currency fluctuations. The 19.8% decrease in contribution margin for the six months ended June 30, 2026 was primarily the result of a 23.7% unfavorable impact of sales volume decreases, and a 1.7% unfavorable impact of cost changes related to self-manufacturing and sourcing, partially offset by an 8.0% favorable impact of foreign currency fluctuations.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
	(Dollars in millions)
North America	$273.0	$272.4	0.2%	$520.6	$526.8	(1.2)%
Latin America	245.0	210.2	16.6%	487.0	416.9	16.8%
EMEA	277.8	287.9	(3.5)%	552.6	561.2	(1.5)%
Asia Pacific	470.6	408.6	15.2%	966.4	831.1	16.3%
China	60.4	80.0	(24.5)%	117.4	144.8	(18.9)%
Worldwide	$1,326.8	$1,259.1	5.4%	$2,644.0	$2,480.8	6.6%

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and six months ended June 30, 2026, as compared to the same periods in 2025, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in sales volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

North America

The North America region reported net sales of $273.0 million and $520.6 million for the three and six months ended June 30, 2026, respectively. Net sales increased $0.6 million, or 0.2%, and decreased $6.2 million, or 1.2%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 0.2% and decreased 1.2% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 0.2% increase in net sales for the three months ended June 30, 2026 was primarily due to a 2.9% favorable impact of price increases, partially offset by a 1.9% decrease in sales volume and a 0.8% unfavorable impact of sales mix. The 1.2% decrease in net sales for the six months ended June 30, 2026 was primarily due to a 3.4% decrease in sales volume, partially offset by a 2.7% favorable impact of price increases. North America’s sales volume decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, and the decreases were less than the prior year period decreases.

Net sales in the U.S. were $266.3 million and $507.6 million for the three and six months ended June 30, 2026, respectively. Net sales increased $1.0 million, or 0.4%, and decreased $5.4 million, or 1.1%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025.

We are supporting Members and Members’ Nutrition Clubs, which are an important DMO in the market, with new product launches, a training and recognition program, targeted communications and sales incentives, as well as modernizing our technological tools including E-commerce tools, in order to enhance our Members’ ability to market and sell our products and promote business opportunities. During the first quarter of 2026, our preferred members in the North America region began transitioning to our new E-commerce platform and we implemented updates to our preferred member loyalty program. In July 2026, we launched Bioniq, our next generation of personalized products, as well as new products within our Life I/O portfolio in North America, which includes a protein-based product and a ketone-based energy product. These launches are part of our ongoing efforts to provide innovative product offerings and support Member engagement. We will continue to monitor market adoption and the impact of these initiatives on future operating results. The majority of the region implemented 3.0% price increases during January 2026. The majority of the region implemented 2.3% price increases during January 2025.

Latin America

The Latin America region reported net sales of $245.0 million and $487.0 million for the three and six months ended June 30, 2026, respectively. Net sales increased $34.8 million, or 16.6%, and $70.1 million, or 16.8%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 8.2% and 7.5% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 16.6% increase in net sales for the three months ended June 30, 2026 was primarily due to a 8.4% favorable impact of fluctuations in foreign currency exchange rates, a 4.9% favorable impact of price increases, a 1.9% increase in sales volume, and a 1.4% favorable impact of sales mix. The 16.8% increase in net sales for the six months ended June 30, 2026 was primarily due to a 9.3% favorable impact of fluctuations in foreign currency exchange rates, a 6.1% favorable impact of price increases, and a 1.5% favorable impact of sales mix, partially offset by a 0.1% decrease in sales volume. Latin America’s sales volume increased for the second quarter of 2026 as compared to the same period in 2025, and the increase was less than the prior year period increase, and sales volume slightly decreased for the first half of 2026, after having an increase for the same period in 2025.

Net sales in Mexico were $161.0 million and $315.1 million for the three and six months ended June 30, 2026, respectively. Net sales increased $23.8 million, or 17.3%, and $51.4 million, or 19.5%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 4.7% and 4.7% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The fluctuation of foreign currency exchange rates had a favorable impact of $17.5 million and $39.0 million on net sales for the three and six months ended June 30, 2026, respectively. Mexico’s sales volume was flat for the three and six months ended June 30, 2026, as compared to the same periods in 2025. We believe recent localized initiatives, new product launches, and other promotional efforts have provided additional support for Members and Members’ Nutrition Club operations, which continue to be an important DMO in the market. The market saw a 3.7% price increase during February 2026 and smaller price increases on certain products during January 2026. The market saw a 4.2% price increase during February 2025.

Across several other markets, net sales increased and were greatest for Peru and Colombia for the three and six months ended June 30, 2026, compared to the same periods in 2025. The majority of markets in the region instituted price increases to address market-specific conditions during the first half of 2026 and 2025. We believe local promotional efforts and new product launches may have been a contributing factor for the increases in sales volume for certain markets in the region during the six months ended June 30, 2026.

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

EMEA

The EMEA region reported net sales of $277.8 million and $552.6 million for the three and six months ended June 30, 2026, respectively. Net sales decreased $10.1 million, or 3.5%, and $8.6 million, or 1.5%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales decreased 5.6% and 6.0% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 3.5% decrease in net sales for the three months ended June 30, 2026 was primarily due to a 12.1% decrease in sales volume, partially offset by a 5.3% favorable impact of price increases, a 2.1% favorable impact of fluctuations in foreign currency exchange rates, and a 1.2% favorable impact of sales mix. The 1.5% decrease in net sales for the six months ended June 30, 2026 was primarily due to a 11.5% decrease in sales volume, partially offset by a 5.1% favorable impact of price increases and a 4.5% favorable impact of fluctuations in foreign currency exchange rates. EMEA region’s sales volume decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, and the decreases were more than the prior year period decreases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the current quarter and first half of 2026, as compared to the same periods in 2025. The net sales decrease for the three months ended June 30, 2026 as compared to the same period in 2025, was primarily driven by decreases in net sales in Italy and Germany and the net sales decrease for the six months ended June 30, 2026 as compared to the same period in 2025, was primarily driven by decreases in net sales in Germany and Spain. These decreases in net sales for the three and six months ended June 30, 2026, as compared to the same periods in 2025, were partially offset by increased purchases by Russian Members through Kazakhstan, resulting in increases in net sales for Kazakhstan.

Focus areas for Herbalife and our Members in the region include promotions and events, simplification of the marketing plan, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Members' Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. During the second quarter of 2026, we launched Bioniq, our next generation of personalized products in certain markets within the region, including a subscription-based offering. The launch did not have a direct material impact to our net sales during the period. The majority of the markets in the region instituted price increases to address market-specific conditions during the six months ended June 30, 2026 and 2025.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $470.6 million and $966.4 million for the three and six months ended June 30, 2026, respectively. Net sales increased $62.0 million, or 15.2%, and $135.3 million, or 16.3%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 23.1% and 21.9% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 15.2% increase in net sales for the three months ended June 30, 2026 was primarily due to a 26.2% increase in sales volume and a 0.9% favorable impact of price increases, partially offset by a 7.9% unfavorable impact of fluctuations in foreign currency exchange rates and a 4.0% unfavorable impact of sales mix. The 16.3% increase in net sales for the six months ended June 30, 2026 was primarily due to a 24.1% increase in sales volume and a 1.1% favorable impact of price increases, partially offset by a 5.6% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.3% unfavorable impact of sales mix. The Asia Pacific region saw sales volume increases for the three and six months ended June 30, 2026, compared to the same periods in 2025, after having decreases for the same periods in 2025.

Net sales in India were $270.6 million and $546.0 million for the three and six months ended June 30, 2026, respectively. Net sales increased $67.0 million, or 32.9%, and $133.1 million, or 32.2% for the three and six months ended June 30, 2026 as compared to the same periods in 2025. In local currency, net sales increased 47.0% and 42.9% for the three and six months ended June 30, 2026 as compared to the same periods in 2025, respectively. The fluctuation of foreign currency exchange rates had an unfavorable impact of $28.6 million and $44.1 million on net sales for the three and six months ended June 30, 2026, respectively. The sales volume in India increased 45.1% and 40.9% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. India’s sales volume increased for the second quarter of 2026, after having a decrease for the same period in 2025 and the sales volume increase in the India market for the first half of 2026 was more than the sales volume increase experienced during the same period in 2025. To stimulate consumer spending, the India government announced a reduction in Goods and Services Tax (“GST”) rates across multiple sectors, effective on September 22, 2025, which resulted in a tax rate reduction from 18% to 5% for the majority of our products being sold to our Members. We believe the continued impact of this GST rate reduction may have contributed to higher net sales and growth in the India market during the three and six months ended June 30, 2026 as compared to the same periods in 2025. We continue to promote our brand, such as through launching new products, sports sponsorships, and in-person events. The India market had no price increase during the six months ended June 30, 2026 and twelve months ended December 31, 2025.

Net sales in Vietnam were $64.6 million and $142.1 million for the three and six months ended June 30, 2026, respectively. Net sales increased $4.4 million, or 7.3%, and $6.5 million, or 4.8%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 8.9% and 7.1% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The fluctuation of foreign currency exchange rates had an unfavorable impact of $1.0 million and $3.2 million on net sales for the three and six months ended June 30, 2026, respectively. The sales volume in Vietnam increased 6.1% and 4.5% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. Further changes to Vietnam's direct-selling regulations became effective on July 1, 2026. While certain provisions required immediate compliance, most provisions do not require compliance and implementation until July 1, 2027. We continue to assess the implementation and interpretation of these regulations and monitor their potential impact on our business in Vietnam. Focus areas for the Vietnam market include sports sponsorships, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support. The market implemented a 2.5% price increase in both March 2026 and March 2025.

Across several other markets, net sales decreased for the three months ended June 30, 2026 as compared to the same period in 2025, with the greatest decreases in South Korea and Hong Kong, and net sales also decreased for the six months ended June 30, 2026 as compared to the same period in 2025, with the greatest decreases in South Korea and Hong Kong, partially offset by increases in Malaysia and Taiwan. In addition, macroeconomic conditions across the region improved as inflationary pressures in certain markets generally moderated. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the six months ended June 30, 2026 and 2025.

China

The China region reported net sales of $60.4 million and $117.4 million for the three and six months ended June 30, 2026, respectively. Net sales decreased $19.6 million, or 24.5%, and $27.4 million, or 18.9%, for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales decreased 29.0% and 23.3% for the three and six months ended June 30, 2026, respectively, as compared to the same periods in 2025. The 24.5% decrease in net sales for the three months ended June 30, 2026 was primarily due to a 28.7% decrease in sales volume, partially offset by a 4.5% favorable impact of fluctuations in foreign currency exchange rates. The 18.9% decrease in net sales for the six months ended June 30, 2026 was primarily due to a 23.7% decrease in sales volume, partially offset by a 4.4% favorable impact of fluctuations in foreign currency exchange rates. China’s sales volume decreased for the three and six months ended June 30, 2026 as compared to the same periods in 2025, and the decreases were more than the prior year period decreases. The China region had no price increase during the six months ended June 30, 2026 and 2025.

In China we continue to enhance our digital capabilities and offerings, such as improving the integration of our technological and enhanced tools to make it easier for our Members to do business, encouraging a customer-based approach, and supporting Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2026	June 30, 2025	% Change	June 30, 2026	June 30, 2025	% Change
	(Dollars in millions)
Weight Management	$712.8	$690.9	3.2%	$1,413.7	$1,362.1	3.8%
Targeted Nutrition	401.0	374.2	7.2%	807.9	740.5	9.1%
Energy, Sports, and Fitness	172.8	154.6	11.8%	338.0	299.0	13.0%
Outer Nutrition	21.2	19.0	11.6%	45.8	38.6	18.7%
Literature, Promotional, and Other	19.0	20.4	(6.9)%	38.6	40.6	(4.9)%
Total	$1,326.8	$1,259.1	5.4%	$2,644.0	$2,480.8	6.6%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,030.5 million and $982.2 million for the three months ended June 30, 2026 and 2025, respectively, and $2,056.6 million and $1,938.7 million for the six months ended June 30, 2026 and 2025, respectively. Gross profit as a percentage of net sales was 77.7% and 78.0% for the three months ended June 30, 2026 and 2025, respectively, or an unfavorable net decrease of 34 basis points, and 77.8% and 78.1% for the six months ended June 30, 2026 and 2025, respectively, or an unfavorable net decrease of 36 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended June 30, 2026 as compared to the same period in 2025 included unfavorable changes in sales mix of 47 basis points; unfavorable other cost changes of 22 basis points; the unfavorable impact of higher inventory write-downs of 20 basis points; and unfavorable cost changes related to self-manufacturing and sourcing of 9 basis points primarily related to increased allocated overhead costs; partially offset by the favorable impact of price increases of 64 basis points.

The decrease in gross profit as a percentage of net sales for the six months ended June 30, 2026 as compared to the same period in 2025 included unfavorable changes in sales mix of 37 basis points; unfavorable cost changes related to self-manufacturing and sourcing of 31 basis points; the unfavorable impact of foreign currency fluctuations of 25 basis points; and unfavorable other cost changes of 21 basis points; partially offset by the favorable impact of price increases of 67 basis points; and the favorable impact of lower inventory write-downs of 11 basis points.

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

Selling Expenses

Selling expenses were $466.0 million and $445.9 million for the three months ended June 30, 2026 and 2025, respectively, and $927.8 million and $879.3 million for the six months ended June 30, 2026 and 2025, respectively. Selling expenses as a percentage of net sales were 35.1% and 35.4% for the three months ended June 30, 2026 and 2025, respectively, and 35.1% and 35.4% for the six months ended June 30, 2026 and 2025, respectively.

The decrease in selling expenses as a percentage of net sales for both the three and six months ended June 30, 2026 as compared to the same periods in 2025 was primarily due to favorable changes in mix of products and countries. Generally, selling expenses as a percentage of net sales may vary from period to period due to changes in the mix of products and countries.

General and Administrative Expenses

General and administrative expenses were $436.2 million and $408.5 million for the three months ended June 30, 2026 and 2025, respectively, and $867.6 million and $808.8 million for the six months ended June 30, 2026 and 2025, respectively. General and administrative expenses as a percentage of net sales was 32.9% and 32.5% for the three months ended June 30, 2026 and 2025, respectively, and 32.8% and 32.6% for the six months ended June 30, 2026 and 2025, respectively.

The $27.7 million increase in general and administrative expenses for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by $12.0 million in higher non-income tax expenses mainly from higher India GST expenses and $9.0 million higher labor and benefits costs.

The $58.8 million increase in general and administrative expenses for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by $26.7 million in higher labor and benefits costs and $20.0 million in higher non-income tax expenses mainly from higher India GST expenses.

Other Operating Income

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended June 30, 2026. The $4.8 million of other operating income for the three months ended June 30, 2025 consisted of $4.8 million of government grant income for China.

The $5.5 million of other operating income for six months ended June 30, 2026 consisted of $5.5 million of government grant income for China. The $4.8 million of other operating income for the six months ended June 30, 2025 consisted of $4.8 million of government grant income for China.

See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in millions)
Interest expense	$40.0	$55.4	$89.5	$110.0
Interest income	(2.6)	(1.8)	(5.3)	(4.4)
Interest expense, net	$37.4	$53.6	$84.2	$105.6

The decrease in interest expense, net for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was primarily due to a decrease in our weighted-average interest rate as a result of April 2026 debt refinancing transactions and a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Expense, Net

The $94.6 million of other expense, net for both the three and six months ended June 30, 2026 consisted of a loss on the extinguishment of the 2024 Credit Facility and the 2029 Secured Notes as a result of the April 2026 refinancing (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

Income Taxes

Income taxes were $22.8 million and $29.8 million for the three months ended June 30, 2026 and 2025, respectively, and $53.2 million and $50.2 million for the six months ended June 30, 2026 and 2025, respectively. The income tax expense decreased for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase in the tax benefits from discrete events, which includes the tax impact of the loss on extinguishment of debt, partially offset by changes in the geographic mix of our income. The income tax expense increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to changes in the geographic mix of our income, partially offset by an increase in the tax benefits from discrete events, which includes the tax impact of the loss on extinguishment of debt.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the six months ended June 30, 2026, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $370.5 million cash and cash equivalents as of June 30, 2026 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the six months ended June 30, 2026, we generated $146.7 million of operating cash flow as compared to $96.2 million of operating cash flow generated for the same period in 2025. The increase in our operating cash flow was the result of $35.5 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, partially offset by $15.0 million of unfavorable changes in operating assets and liabilities. The $35.5 million of higher net income excluding non-cash and reconciling items was primarily driven by higher gross profit driven by higher net sales, and lower interest expense, net; partially offset by higher selling expenses, and general and administrative expenses (See Summary Financial Results above for further discussion). The $15.0 million of unfavorable changes in operating assets and liabilities included unfavorable changes in accounts payable, and other driven by Oracle Software-as-a-Service (SaaS) implementation costs; partially offset by a favorable change in other current liabilities and inventories. The favorable change in other current liabilities is mainly driven by higher employee bonus payments in 2025, favorable changes in advance sales deposits, and favorable changes in accrued member events and promotions.

Capital expenditures, including accrued capital expenditures, were $23.6 million and $39.8 million for the six months ended June 30, 2026 and 2025, respectively. The majority of these expenditures during the six months ended June 30, 2026 represented investments in management information systems, including initiatives to develop enhanced Member tools. We expect to incur total capital expenditures of approximately $50 million to $70 million for the full year 2026, which includes normal ongoing digital technology costs and enhancing member and retail customer facing technology. We also had capitalized implementation costs for cloud-based software applications (SaaS) of $18.0 million and $8.9 million for the six months ended June 30, 2026 and 2025, respectively, which are included in prepaid expenses and other current assets and other assets within our condensed consolidated balance sheet. Amortization expenses are recognized in general and administrative expenses within our condensed consolidated statements of income (loss). We expect to incur capitalizable implementation costs for cloud-based software applications of approximately $35 million to $55 million for the full year 2026.

Separate from the capital expenditures described above, we made certain acquisitions. During 2026, we acquired certain assets of Bioniq for total base consideration of $55 million, payable over a five-year period. We made the first payment of $10 million shortly after the Closing Date, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. During 2025, we acquired certain assets of Pruvit, Pro2col LLC, and of Link BioSciences Inc. for an aggregate consideration of approximately $25.5 million, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. Both the 2026 and 2025 acquisitions are subject to post-closing performance targets that may lead to additional cash payments to the sellers. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further information relating to our acquisitions.

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

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. The Restructuring Program delivered annual savings of approximately $80 million with approximately $50 million of savings realized in 2024 and approximately $80 million of savings realized in 2025 and thereafter. We have incurred total pre-tax expenses of approximately $76.1 million from inception through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three and six months ended June 30, 2025, we incurred $0.7 million and $4.0 million expenses, respectively, which were recognized in general and administrative expenses within the condensed consolidated statement of income (loss).

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Technology Realignment Program is expected to deliver annual savings of approximately $13 million beginning in 2026 with approximately $6 million of savings realized in 2025. We have incurred total pre-tax expenses of approximately $12.6 million through June 30, 2026, of which $1.1 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $3.5 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively, were recognized in general and administrative expenses within the condensed consolidated statement of income (loss). We expect to incur total pre-tax expenses of approximately $15 million to achieve the projected run-rate savings. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

During the second quarter of 2026, we initiated a program to optimize our global operating footprint and improve organizational efficiency, or the Optimization Program, which includes the movement and consolidation of certain activities within our global business service centers across multiple regions, as well as other related initiatives. These actions are being undertaken as part of an ongoing enterprise-wide initiative under which we continue to evaluate opportunities to improve operational efficiency and reduce costs. During the three and six months ended June 30, 2026, we incurred $1.3 million of pre-tax expenses, which were recognized in general and administrative expenses within the condensed consolidated statements of income (loss). Since the Optimization Program is still in the early stages, we cannot reasonably estimate the amount and timing of future costs, which remain subject to change based on the scope and progression of activities and any additional opportunities identified.

Senior Secured Credit Facility

On April 12, 2024, concurrently with the issuance of the $800.0 million aggregate principal amount of senior secured notes, or the 2029 Secured Notes, as described further below, we entered into the eighth amendment to our credit facility. The eighth amendment to the credit facility, among other things, refinanced and replaced in full the credit facility with, (i) a Term Loan B Facility, or the 2024 Term Loan B, with an aggregate principal amount of $400.0 million and (ii) a revolving credit facility, or the 2024 Revolving Credit Facility, with an aggregate principal amount of $400.0 million, collectively the 2024 Credit Facility. The 2024 Term Loan B Facility was issued to the lenders at a 7.00% discount, or $28.0 million, and we incurred approximately $10.3 million of debt issuance costs in connection with the 2024 Credit Facility.

Borrowings that utilized SOFR under the 2024 Credit Facility used Adjusted Term SOFR. The applicable interest rates on our borrowings under the 2024 Term Loan B, as amended, bore interest at either, the Adjusted Term SOFR plus a margin of 6.75%, or the base rate plus a margin of 5.75%. Depending on our total leverage ratio, borrowings under the 2024 Revolving Credit Facility bore interest at either the Adjusted Term SOFR plus a margin of between 5.50% and 6.50%, or the base rate plus a margin of between 4.50% and 5.50%. The 2024 Term Loan B required quarterly payments that equaled to 5.0% of the aggregate principal amount of the 2024 Term Loan B per annum, commencing in September 2024. We paid a commitment fee on the 2024 Revolving Credit Facility of, depending on our total leverage ratio, between 0.35% to 0.45% per annum on the undrawn portion of the 2024 Revolving Credit Facility.

On April 29, 2026, concurrently with the issuance of the $800.0 million aggregate principal amount of senior secured notes due 2033 or the 2033 Secured Notes, as described further below, we entered into the ninth amendment to our existing credit facility. The ninth amendment to the credit facility, among other things, refinanced and replaced in full the 2024 Credit Facility with, (i) a Term Loan A Facility, or the 2026 Term Loan A, with an aggregate principal amount of $225.0 million and (ii) a revolving credit facility, or the 2026 Revolving Credit Facility, with an aggregate principal amount of $425.0 million, collectively the 2026 Credit Facility. All obligations under the 2026 Credit Facility are unconditionally guaranteed by certain direct and indirect wholly-owned subsidiaries of Herbalife Ltd. and secured on a senior secured basis by the equity interests of certain of Herbalife Ltd.’s subsidiaries and substantially all of the assets of the domestic loan parties. Interest is due at least quarterly on amounts outstanding under the 2026 Credit Facility.

Proceeds from the 2026 Credit Facility together with the proceeds from the 2033 Secured Notes and available cash were used to repay indebtedness, including all borrowings outstanding under the 2024 Credit Facility, effectively terminating its $365.0 million outstanding principal balance on the 2024 Term Loan B and fully redeeming the $800.0 million outstanding principal balance on the 2029 Secured Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Credit Facility. As a result, we recognized $343.4 million as a reduction to long-term debt representing the carrying value of the 2024 Credit Facility repaid in full in the second quarter of 2026. We also recognized a loss on extinguishment of $21.8 million, as a result, which was recorded in other expense, net within our condensed consolidated statement of income (loss) during the second quarter of 2026.

Borrowings utilizing SOFR under the 2026 Credit Facility use Term SOFR. The applicable interest rates on our borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility, as amended, bear interest at, depending on our total leverage ratio, either the Term SOFR plus a margin of between 2.50% and 3.25%, or the base rate plus a margin of between 1.50% and 2.25%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, subject to a floor of 1.00%. The 2026 Term Loan A requires quarterly payments that equal to 5.0% of the aggregate principal amount of the 2026 Term Loan A per annum, commencing in September 2026. We will pay a commitment fee on the 2026 Revolving Facility of, depending on our total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2026 Revolving Credit Facility. The 2026 Term Loan A and 2026 Revolving Credit Facility mature upon the earlier of (i) April 29, 2031, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes exceeds $250.0 million and we exceed certain leverage ratios as of that date, or (iii) December 1, 2028 if the outstanding principal on the 2029 Notes exceeds $300.0 million and we exceed certain leverage ratios as of that date.

The 2026 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2026 Credit Facility contains customary events of default. The 2026 Term Loan A and 2026 Revolving Credit Facility requires us to maintain a maximum total leverage ratio of 4.00:1.00. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 2.00:1.00. As of June 30, 2026 and December 31, 2025, we were in compliance with our financial covenants under the 2026 Credit Facility and 2024 Credit Facility, respectively.

We are permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2026 Term Loan A in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us.

During the six months ended June 30, 2026, we borrowed an aggregate amount of $603.5 million, including $506.5 million under the 2026 Credit Facility, which included $281.5 million of borrowings under the 2026 Revolving Credit Facility, and $97.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $613.5 million, including $146.5 million on amounts outstanding under the 2026 Credit Facility, all of which was under the 2026 Revolving Credit Facility, and $467.0 million on amounts outstanding under the 2024 Credit Facility, which included $97.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the six months ended June 30, 2025, we borrowed an aggregate amount of $270.8 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $280.8 million on amounts outstanding under the 2024 Credit Facility, which included $270.8 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2026 Credit Facility was $360.0 million and 2024 Credit Facility was $370.0 million, respectively. Of the $360.0 million outstanding under the 2026 Credit Facility as of June 30, 2026, $225.0 million was outstanding under the 2026 Term Loan A and $135.0 million was outstanding under the 2026 Revolving Credit Facility. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025. In addition, as of both June 30, 2026 and December 31, 2025, we had an issued but undrawn letter of credit against the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, of approximately $45 million which reduced our remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable. As a result of the issued but undrawn letter of credit, as of June 30, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, was approximately $245 million and $355 million, respectively. There were no outstanding foreign currency borrowings under either the 2026 Credit Facility and 2024 Credit Facility as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.88% and as of December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on the 2026 Credit Facility, 2024 Credit Facility, and the refinancing thereof.

Senior Secured Notes due 2029

In April 2024, we issued $800.0 million aggregate principal amount of senior secured notes due 2029, or the 2029 Secured Notes. The 2029 Secured Notes were guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that was a guarantor of the obligations of any domestic borrower under our 2024 Credit Facility. The 2029 Secured Notes paid interest at a rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024. The 2029 Secured Notes had a maturity date of April 15, 2029. The primary purpose of the issuance of the 2029 Secured Notes was to, along with proceeds from the 2024 Credit Facility, repay in full our existing credit facility and a partial redemption and private repurchase of the 2025 Notes. In April 2026, we fully redeemed the 2029 Secured Notes for an aggregate purchase price of approximately $853 million, which included $49.0 million related to the 6.125% call premium and approximately $4 million of accrued and unpaid interest. As of June 30, 2026, there was no outstanding principal on the 2029 Secured Notes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Secured Notes, and the refinancing thereof.

Senior Secured Notes due 2033

In April 2026, we issued $800.0 million aggregate principal amount of senior secured notes due 2033, or the 2033 Secured Notes. The 2033 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2026 Credit Facility. The 2033 Secured Notes pay interest at a rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033. The primary purpose of the issuance of the 2033 Secured Notes was to, along with proceeds from the 2026 Credit Facility, repay in full the 2024 Credit Facility and fully redeem the 2029 Secured Notes. As of June 30, 2026, the outstanding principal on the 2033 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2033 Secured Notes.

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2026 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of June 30, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

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

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2026 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of June 30, 2026, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of June 30, 2026, the total amount of our foreign subsidiary cash and cash equivalents was $299.9 million, of which $20.8 million was held in U.S. dollars. As of June 30, 2026, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $70.6 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

Dividends

We have not declared or paid cash dividends since 2014. The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the 2026 Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects, and other factors deemed relevant by our board of directors.

Share Repurchases

The 2026 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met.

During the three and six months ended June 30, 2026 and 2025, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of June 30, 2026 and December 31, 2025, we had working capital of $195.3 million and $131.8 million, respectively. The $63.5 million increase in working capital was primarily due to increases in cash and cash equivalents, and receivables, along with a decrease in member compensation liabilities; partially offset by a decrease in prepaid expenses and other current assets.

We expect that cash and funds provided from operations, available borrowings under the 2026 Credit Facility, and longer-term access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures, and to meet foreseeable liquidity requirements for the next twelve months and thereafter.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2026.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2026, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery when control passes to the Member. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Member compensation, included in selling expenses within our condensed consolidated statements of income (loss), is generally recorded when revenue is recognized. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion of distributor compensation in the U.S.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and six months ended June 30, 2026 and 2025.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $19.4 million and $19.9 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, we had goodwill of approximately $125.9 million and $100.5 million, respectively, or an increase of $25.4 million. Of the $25.4 million increase, $26.8 million was due to the business acquisition of Bioniq, as further described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, partially offset by a $1.4 million decrease due to foreign currency translation adjustments. As of both June 30, 2026 and December 31, 2025, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and six months ended June 30, 2026 and 2025.

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

We evaluate the realizability of our deferred income tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. The ability to forecast income over multiple years at a jurisdictional level is subject to uncertainty especially when our assessment of valuation allowances factor in longer term income forecasts. The impact of increasing or decreasing the valuation allowance could be material to our condensed consolidated financial statements. In addition, during the quarter ended December 31, 2024, we initiated changes to our corporate entity structure including intra-entity transfers of intellectual property to one of our European subsidiaries. This reorganization resulted in the recognition of a step-up in tax basis on the fair value of the intellectual property and required management to make significant estimates and assumptions to determine the fair value of such assets, using a discounted cash flow model. Significant assumptions in valuing the intellectual property include, but are not limited to, revenue growth rates, projected operating income, and the discount rate. See Note 12, Income Taxes, to the Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of the 2025 10-K for additional information on our net deferred income tax assets and valuation allowances.

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

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for condensed consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign currency translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency earnings, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign currency forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as freestanding derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in general and administrative expenses within our condensed consolidated statements of income (loss).

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts outstanding were approximately $114.1 million and $75.4 million, respectively. As of June 30, 2026, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income (loss) during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within our condensed consolidated statement of income (loss) during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2026, we recorded assets at fair value of $0.2 million and liabilities at fair value of $5.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, we recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of June 30, 2026 and December 31, 2025.

As of both June 30, 2026 and December 31, 2025, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of June 30, 2026:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of June 30, 2026
Buy British pound sell Euro	0.86	$28.4	$0.1
Buy British pound sell U.S. dollar	1.33	3.3	—
Buy Chinese yuan sell U.S. dollar	6.80	36.5	0.1
Buy Czech koruna sell U.S. dollar	20.79	3.7	(0.1)
Buy Danish krone sell U.S. dollar	6.43	2.6	—
Buy Euro sell Australian dollar	1.64	0.8	—
Buy Euro sell Brazilian real	5.91	0.8	—
Buy Euro sell British pound	0.87	2.6	—
Buy Euro sell Canadian dollar	1.62	0.7	—
Buy Euro sell Chilean peso	1,042.11	0.7	—
Buy Euro sell Chinese yuan	7.79	1.0	—
Buy Euro sell Hong Kong dollar	8.96	5.1	—
Buy Euro sell Indian rupee	108.27	7.4	—
Buy Euro sell Indonesian rupiah	20,476.92	2.8	—
Buy Euro sell Kazakhstani tenge	567.53	18.1	(0.5)
Buy Euro sell Korean won	1,758.33	1.0	—
Buy Euro sell Mexican peso	21.03	151.0	(5.5)
Buy Euro sell Peruvian nuevo sol	3.93	10.8	(0.1)
Buy Euro sell Polish zloty	4.25	1.3	—
Buy Euro sell Swiss franc	0.92	61.5	0.3
Buy Euro sell Taiwan dollar	36.64	1.1	—
Buy Euro sell U.S. dollar	1.16	77.2	(0.9)
Buy Euro sell Vietnamese dong	30,483.21	16.8	(0.3)
Buy Hong Kong dollar sell Euro	9.10	1.0	—
Buy Hong Kong dollar sell U.S. dollar	7.83	1.0	—
Buy Hungarian forint sell U.S. dollar	302.08	1.3	—
Buy Indonesian rupiah sell U.S. dollar	18,058.95	15.0	0.1
Buy Korean won sell U.S. dollar	1,529.31	5.4	(0.1)
Buy Mexican peso sell Euro	20.04	14.2	—
Buy Mexican peso sell U.S. dollar	17.31	77.1	(0.9)
Buy Norwegian krone sell U.S. dollar	9.52	5.3	(0.2)
Buy Polish zloty sell Euro	4.29	3.2	—
Buy Polish zloty sell U.S. dollar	3.66	9.3	(0.3)
Buy Romanian leu sell Euro	5.25	14.8	—
Buy Swedish krona sell U.S. dollar	9.36	4.1	(0.1)
Buy Swiss franc sell U.S. dollar	0.79	62.6	(1.3)
Buy Taiwan dollar sell U.S. dollar	31.58	22.0	(0.2)
Buy U.S. dollar sell Brazilian real	5.21	1.2	—
Buy U.S. dollar sell British pound	1.34	18.0	0.1
Buy U.S. dollar sell Colombian peso	3,447.39	0.7	—
Buy U.S. dollar sell Euro	1.16	185.8	2.5
Buy U.S. dollar sell Indian rupee	95.30	13.9	(0.1)
Buy U.S. dollar sell Mexican peso	17.32	19.5	0.2
Buy U.S. dollar sell Polish zloty	3.66	0.9	—
Buy U.S. dollar sell Romanian leu	4.52	11.7	0.2
Buy U.S. dollar sell Singapore dollar	1.29	4.6	—
Buy U.S. dollar sell Swedish krona	9.35	0.7	—
Buy U.S. dollar sell Taiwan dollar	31.58	1.3	—
Total forward contracts		$929.8	$(7.0)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of June 30, 2026, the aggregate annual maturities of the 2026 Credit Facility were expected to be $5.6 million for the remainder of 2026, $11.3 million for 2027, $11.3 million for 2028, $11.3 million for 2029, $11.3 million for 2030, and $309.2 million thereafter. As of June 30, 2026, the fair values of the 2026 Term Loan A and 2026 Revolving Credit Facility were approximately $221.9 million and $135.0 million, respectively, and the carrying values were $221.9 million and $135.0 million, respectively. As of December 31, 2025, the fair value of the 2024 Term Loan B was approximately $376.5 million, and the carrying value was $346.3 million. There were no outstanding borrowings on the 2024 Revolving Credit Facility as of December 31, 2025. The 2026 Credit Facility bears variable interest rates, and the 2024 Credit Facility bore variable interest rates. As of June 30, 2026, the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.88%. As of December 31, 2025, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

Since our 2026 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2026 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $3.6 million, respectively.

In April 2026, the 2029 Secured Notes were fully redeemed. As of December 31, 2025, the fair value of the 2029 Secured Notes was approximately $888.1 million and the carrying value was $774.1 million. The 2029 Secured Notes paid interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024.

As of June 30, 2026, the fair value of the 2033 Secured Notes was approximately $816.2 million and the carrying value was $785.7 million. The 2033 Secured Notes pay interest at a fixed rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033, unless redeemed or repurchased in accordance with their terms prior to such date. The 2033 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $40.5 million or increase by approximately $43.6 million, respectively.

As of June 30, 2026, the fair value of the 2028 Convertible Notes was approximately $320.3 million and the carrying value was $274.2 million. As of December 31, 2025, the fair value of the 2028 Convertible Notes was approximately $301.7 million, and the carrying value was $273.4 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of June 30, 2026, the fair value of the 2029 Notes was approximately $562.9 million and the carrying value was $596.8 million. As of December 31, 2025, the fair value of the 2029 Notes was approximately $565.6 million and the carrying value was $596.3 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $14.4 million or increase by approximately $14.9 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Notwithstanding the foregoing, as a result of the April 2026 refinancing in which we refinanced the 2024 Credit Facility and 2029 Secured Notes with the 2026 Credit Facility and the 2033 Secured Notes, we are updating the references to certain of the indebtedness described in the risk factor below. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion of the April 2026 refinancing.

The terms and covenants in our existing indebtedness could limit our discretion with respect to certain business matters, which could harm our business, financial condition, and operating results.

Our senior secured credit facility, or the 2026 Credit Facility, and the indentures governing the senior secured notes due May 1, 2033, or the 2033 Secured Notes, and the senior notes due June 1, 2029, or the 2029 Notes, have restrictive covenants that limit our and our subsidiaries’ ability to, among other things:

• pay dividends, redeem share capital or capital stock, and make other restricted payments and investments;

• sell assets or merge, consolidate, or transfer all or substantially all of our subsidiaries’ assets;

• incur or guarantee additional debt;

• impose dividend or other distribution restrictions on our subsidiaries; and

• create liens on our and our subsidiaries’ assets.

In addition, the 2026 Credit Facility requires us to meet certain financial ratios and financial conditions. These covenants could limit our ability to grow our business, take advantage of attractive business opportunities, successfully compete, obtain future financing, withstand future downturns in our business or the economy in general, or otherwise conduct necessary corporate activities.

Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in an event of default. Upon the occurrence of an event of default under any of our debt agreements, the lenders or noteholders, as applicable, could cause all outstanding amounts under such agreements to become due and payable, and it could trigger a cross-default with respect to other outstanding indebtedness under certain circumstances. The 2026 Credit Facility and 2033 Secured Notes are secured by the equity interests of certain of our subsidiaries and substantially all of the assets of the domestic loan parties, and the lenders thereunder could proceed to foreclose on such assets if we are unable to repay or refinance any accelerated debt under the 2026 Credit Facility or the 2033 Secured Notes. Following an event of default, the lenders under our revolving credit facility would also have the right to terminate any commitments they have to provide further borrowings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c)

Insider Trading Arrangements

On May 9, 2026, Jehangir “Bobby” Irani, the Chief Accounting Officer of the Company, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain minimum sale prices, of 34,494 shares of the Company’s common stock owned by Mr. Irani. Mr. Irani’s plan began on May 9, 2026 and will end on November 10, 2027, subject to early termination in accordance with the terms of the plan.

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

(b)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL (included as Exhibit 101)	*

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

Dated: August 5, 2026