Form 10-Q
period 2026-09-30
HERBALIFE LTD.
filed 2026-11-02
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of registrant’s common shares outstanding as of October 26, 2026 was 104,895,787.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
	(in millions, except share and par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$409.2	$353.1
Receivables, net of allowance for doubtful accounts	116.9	91.9
Inventories	508.3	511.7
Prepaid expenses and other current assets	194.0	188.0
Total current assets	1,228.4	1,144.7
Property, plant, and equipment, at cost, net of accumulated depreciation and amortization	400.8	447.7
Operating lease right-of-use assets	161.4	168.3
Marketing-related intangibles and other intangible assets, net	331.4	315.1
Goodwill	128.0	100.5
Deferred income tax assets	453.7	464.3
Other assets	184.8	145.3
Total assets	$2,888.5	$2,785.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$93.7	$99.8
Member compensation liabilities	401.4	402.4
Current portion of long-term debt	12.1	20.9
Other current liabilities	524.3	489.8
Total current liabilities	1,031.5	1,012.9
Long-term debt, net of current portion	1,917.1	1,971.7
Non-current operating lease liabilities	145.7	155.7
Other non-current liabilities	197.9	155.0
Total liabilities	3,292.2	3,295.3
Commitments and contingencies
Shareholders’ deficit:
Common shares, $0.0005 par value; 2.0 billion shares authorized; 104.8 million (2026) and 103.3 million (2025) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	343.8	316.0
Accumulated other comprehensive loss	(268.2)	(251.5)
Accumulated deficit	(485.3)	(579.7)
Total Herbalife shareholders’ deficit	(409.6)	(515.1)
Noncontrolling interest	5.9	5.7
Total shareholders’ deficit	(403.7)	(509.4)
Total liabilities and shareholders’ deficit	$2,888.5	$2,785.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions, except per share amounts)
Net sales	$1,350.2	$1,273.7	$3,994.2	$3,754.5
Cost of sales	306.1	284.2	893.5	826.3
Gross profit	1,044.1	989.5	3,100.7	2,928.2
Selling expenses	473.5	450.7	1,401.3	1,330.0
General and administrative expenses	432.1	413.0	1,299.7	1,221.8
Other operating income	—	—	(5.5)	(4.8)
Operating income	138.5	125.8	405.2	381.2
Interest expense, net	31.9	51.0	116.1	156.6
Other expense, net	—	—	94.6	—
Income before income taxes	106.6	74.8	194.5	224.6
Income taxes	49.5	31.7	102.7	81.9
Net income	57.1	43.1	91.8	142.7
Net loss attributable to noncontrolling interest	(1.7)	(0.1)	(2.6)	(0.2)
Net income attributable to Herbalife	$58.8	$43.2	$94.4	$142.9
Earnings per share attributable to Herbalife:
Basic	$0.56	$0.42	$0.90	$1.39
Diluted	$0.55	$0.42	$0.88	$1.38
Weighted-average shares outstanding:
Basic	105.1	103.3	104.4	102.6
Diluted	107.3	104.0	107.7	103.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Net income	$57.1	$43.1	$91.8	$142.7
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(1.5) and $(0.1) for the three months ended September 30, 2026 and 2025, respectively, and $(1.0) and $0.5 for the nine months ended September 30, 2026 and 2025, respectively	(7.7)	(0.7)	(19.7)	32.2
Unrealized gain (loss) on derivatives, net of income taxes of $— for both the three months ended September 30, 2026 and 2025, and $— for both the nine months ended September 30, 2026 and 2025	4.8	(4.3)	3.0	(12.4)
Total other comprehensive (loss) income	(2.9)	(5.0)	(16.7)	19.8
Total comprehensive income	54.2	38.1	75.1	162.5
Comprehensive loss attributable to the noncontrolling interest	(1.7)	(0.1)	(2.6)	(0.2)
Total comprehensive income attributable to Herbalife	$55.9	$38.2	$77.7	$162.7

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in millions)
Cash flows from operating activities:
Net income	$91.8	$142.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.3	91.9
Share-based compensation expenses	29.4	33.2
Non-cash interest expense	9.2	12.3
Deferred income taxes	4.8	5.3
Inventory write-downs	18.1	21.4
Foreign exchange transaction loss	1.4	1.6
Loss on extinguishment of debt	94.6	—
Other	2.3	(1.2)
Changes in operating assets and liabilities:
Receivables	(24.2)	(25.6)
Inventories	(22.2)	(29.8)
Prepaid expenses and other current assets	(3.2)	8.9
Accounts payable	(5.1)	12.4
Member compensation liabilities	3.8	(5.0)
Other current liabilities	31.1	(13.1)
Other	(25.1)	(20.0)
Net cash provided by operating activities	298.0	235.0
Cash flows from investing activities:
Purchases of property, plant, and equipment	(40.7)	(61.9)
Acquisitions of business and assets	(10.0)	(25.5)
Other	(0.9)	(2.6)
Net cash used in investing activities	(51.6)	(90.0)
Cash flows from financing activities:
Borrowings from senior secured credit facility and other debt	785.5	552.3
Principal payments on senior secured credit facility and other debt	(884.1)	(543.9)
Proceeds from senior secured notes due 2033	800.0	—
Repayment of senior secured notes due 2029	(849.0)	—
Repayment of senior notes due 2025	—	(262.3)
Debt issuance costs	(21.9)	(0.1)
Share repurchases	(10.2)	(8.1)
Other	9.0	(0.7)
Net cash used in financing activities	(170.7)	(262.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18.9)	7.7
Net change in cash, cash equivalents, and restricted cash	56.8	(110.1)
Cash, cash equivalents, and restricted cash, beginning of period	375.3	438.1
Cash, cash equivalents, and restricted cash, end of period	$432.1	$328.0

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. Certain prior year amounts have been reclassified to conform to the current year presentation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, or the 2025 10-K. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Reclassifications

Effective in the fourth quarter of 2025, the Company retrospectively separated selling expenses from selling, general, and administrative expenses in the consolidated statements of income and combined those selling expenses with royalty overrides in the consolidated statements of income to simplify its financial statement presentation. Specifically, the Company’s Member compensation payments recognized as operating expenses, previously reported as royalty overrides, have been combined with the service fees to China’s independent service providers which were previously reported as selling expense within selling, general, and administrative expenses, and the two categories of expense are now collectively being presented in selling expenses within the condensed consolidated statements of income. As a result, $34.6 million and $105.6 million related to service fees to China independent service providers previously presented as selling, general, and administrative expenses and all amounts previously presented as royalty overrides were collectively reclassified to selling expenses within the condensed consolidated statements of income for the three and nine months ended September 30, 2025, respectively.

As a result of the above, the Member compensation previously reported as royalty overrides within the operating activities in the condensed consolidated statements of cash flows is now presented as Member compensation liabilities. In addition, $0.7 million of cash outflows related to service fees to China independent service providers were reclassified from other current liabilities to Member compensation liabilities within the Company’s cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025.

These reclassifications did not impact the amounts of the prior period total assets, total liabilities, operating income, net income attributable to Herbalife, and net cash provided by operating activities, investing activities and financing activities, and did not impact the Company’s condensed consolidated statements of comprehensive income and condensed consolidated statements of changes in shareholders’ deficit.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires new disclosures, in the notes to the financial statements, related to the disaggregation of certain expenses within the income statement. Additionally, a qualitative description is required of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Annually, an entity is also required to define and quantify its selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company plans to adopt the amendments for its annual reporting period beginning January 1, 2027, and its interim reporting periods beginning January 1, 2028. The Company expects the adoption of ASU 2024-03 to result in additional disclosures in the notes to its condensed consolidated financial statements, including the disaggregation of certain relevant expense captions, such as cost of sales and general and administrative expenses, into specified expense categories. The amendments affect disclosure requirements only and are not expected to have an impact on the Company's financial condition and results of operations.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures from other topics and clarifying when existing guidance is applicable. The purpose of this ASU is not to expand or change previous interim reporting guidance, however, an added principle requires entities to disclose events since the end of the last annual reporting period that have material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

Revenue Recognition

The Company’s net sales consist of product sales. In general, the Company’s performance obligation is to transfer its products to its Members. The Company generally recognizes revenue when product is delivered to its Members. For the majority of China independent service providers, the Company recognizes revenue based on the Company’s estimate of when the service provider sells the products because the Company is deemed to be the principal party of these product sales due to the additional selling and operating requirements relating to pricing of products, conducting business with physical locations, and other selling and marketing activities required of the service providers. The Company recognizes revenue for certain China independent service providers upon delivery as such Members have pricing discretion and increased fulfillment responsibilities and accordingly were determined to be the Company’s customers for accounting purposes. The Company also utilizes third-party importers in select markets. These importers primarily get compensated for their logistics, marketing and other support services and the Company is deemed to be the principal party of these product sales to its Members and recognizes revenue when its Members purchase its products.

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

The Company generally receives the net sales price in cash or through credit card payments at the point of sale when selling its products to Members. Accounts receivable consist principally of credit card receivables arising from the sale of products to the Company’s Members and receivables from importers. The Company believes the concentration of its collection risk related to its credit card receivables is reduced due to geographic dispersion. Credit card receivables were $69.6 million and $59.4 million as of September 30, 2026 and December 31, 2025, respectively. Importer receivables were $32.6 million and $17.8 million as of September 30, 2026 and December 31, 2025, respectively, and generally have higher collection risk than the Company’s credit card receivables due to geographic and customer concentrations, including one importer that represented the majority of importer receivables, longer payment terms, and less favorable credit characteristics. The Company evaluates its collection risk and maintains allowances for potential credit losses when required. Substantially all credit card receivables and the majority of importer receivables were current as of September 30, 2026 and December 31, 2025. The Company recorded bad-debt expense related to allowances for the Company’s receivables of approximately $0.2 million and zero during the three months ended September 30, 2026 and 2025, respectively, and approximately $0.3 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively. As of both September 30, 2026 and December 31, 2025, the Company’s allowance for doubtful accounts was $1.8 million. As of September 30, 2026 and December 31, 2025, the majority of the Company’s total outstanding accounts receivable were current.

The Company records advance sales deposits when payment is received but revenue has not yet been recognized. In the majority of the Company’s markets, advance sales deposits are generally recorded to income when the product is delivered to its Members. Additionally, advance sales deposits also include deferred revenues due to the timing of revenue recognition for products sold through China independent service providers. The estimated deferral period for advance sales deposits is generally within one week. During the nine months ended September 30, 2026, the Company recognized substantially all of the revenues that were included within advance sales deposits as of December 31, 2025 and any remaining such balance was not material as of September 30, 2026. Advance sales deposits are included in other current liabilities on the Company’s condensed consolidated balance sheets. See Note 14, Detail of Certain Balance Sheet Accounts, for further information.

In general, if a Member returns product to the Company on a timely basis, they may obtain replacement product from the Company for such returned products. In addition, in general the Company maintains a buyback program pursuant to which it will repurchase products sold to a Member who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $2.0 million as of both September 30, 2026 and December 31, 2025.

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

Selling Expenses

The Company’s sales leader Members may earn sales commissions and bonuses, which are also considered as Member compensation. Globally, excluding China, the Company pays this compensation to its sales leader Members which is based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. These Member compensation payments to the sales leader Members are classified as operating expenses as they represent services rendered to the Company relating to the development, retention, and the improved productivity of the sales leaders’ organizations. This Member compensation expense is recorded when the products are delivered, and revenue is recognized. Member compensation expenses also include other bonuses paid to the Company’s Members and other discretionary incentive payments to qualifying Members. The Company also compensates its China independent service providers for providing marketing, selling, and customer support services. For China sales transactions, as the Company is the principal party for the majority of these product sales as described above, the majority of service fees payable to China independent service providers are also classified as an operating expense reflecting the services provided to the Company. Collectively, the Company recognizes all of these operating expenses within selling expenses within the Company’s condensed consolidated statements of income. In addition, for those certain China independent service providers who are deemed to be the Company’s customers for accounting purposes as described above, a portion of the service fees payable to these Members will be classified as a reduction of net sales as opposed to the entire service fee being recognized within selling expenses. See Note 6, Segment Information, for further information on selling expenses by segment.

Distributor Compensation – U.S.

In the U.S., distributor compensation is capped if the Company does not meet an annual requirement as described in a consent order entered into with the U.S. Federal Trade Commission in July 2016. On a periodic basis, the Company evaluates if this requirement will be achieved by year end to determine if a cap on distributor compensation will be required, and then determines the appropriate amount of distributor compensation expense, which may vary in each reporting period. As of September 30, 2026, the Company believes that the cap to distributor compensation will not be applicable for the current year.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. Generally, these substantive conditions are the Company maintaining operations and paying certain taxes in the relevant province and obtaining government approval by completing an annual application process. The Company believes the continuing obligation with respect to the funds is a general requirement that they are used only for its business in China. The Company did not recognize any government grant income related to its regional headquarters and distribution centers within China during the three months ended September 30, 2026 and 2025. The Company recognized government grant income related to its regional headquarters and distribution centers within China of approximately $5.5 million and $4.8 million during the nine months ended September 30, 2026 and 2025, respectively, in other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Other Expense, Net

During the nine months ended September 30, 2026, the Company recognized a $94.6 million loss on the extinguishment of the 2024 Credit Facility (as defined below) and the 2029 Secured Notes (See Note 4, Long-Term Debt) in other expense, net within its condensed consolidated statements of income.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
	(in millions)
Cash and cash equivalents	$409.2	$353.1
Restricted cash included in Prepaid expenses and other current assets	3.4	3.2
Restricted cash included in Other assets	19.5	19.0
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$432.1	$375.3

As of September 30, 2026 and December 31, 2025, the majority of the Company’s consolidated restricted cash consists of $15.2 million in U.S. bank deposits related to the Company’s tax assessment in Brazil. See Note 4, Long-Term Debt, and Note 5, Contingencies, for further information.

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

The total fair value of Link BioSciences was $12.7 million and this amount was allocated to the identifiable assets acquired based on the assets' estimated fair value at the acquisition date, which included manufacturing equipment for approximately $2.5 million, software assets for approximately $2.5 million, both recorded to property, plant, and equipment, and an intangible asset related to customer relationships for approximately $0.5 million recorded to other intangible assets, and all of these assets were recorded within the Company’s condensed consolidated balance sheet in the second quarter of 2025; the remaining amount of approximately $7.2 million was recorded to goodwill within the Company’s condensed consolidated balance sheet in the second quarter of 2025. In addition, the Company recorded a $6.5 million reduction in cash within its condensed consolidated balance sheet for its 51% ownership interest in HBL Link Bioscience, LLC, and recorded a $6.2 million increase in noncontrolling interest within its total shareholders’ deficit in its condensed consolidated balance sheet in the second quarter of 2025, which represented the minority ownership interest in its majority-owned subsidiary.

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

The Company recorded the initial $55 million base consideration at its acquisition-date present value of approximately $45.2 million. The discount on the base consideration is being accreted to interest expense, net, within the Company’s condensed consolidated statements of income over the five-year payment period. The Company also recognized a $9 million liability at fair value related to the $95 million contingent consideration as of the acquisition date. The contingent consideration liability was initially measured using a probability weighted model and a Monte Carlo simulation model that simulated potential Bioniq net sales outcomes over the earn-out period, which included inputs such as forecasted Bioniq net sales, probabilities of achieving net sales milestones, and discount rates. Subsequent changes in the fair value of the contingent consideration liability, using a similar valuation approach as the initial fair value determination, are recognized within the Company’s condensed consolidated balance sheets with corresponding gains or losses recognized in general and administrative expenses within the Company’s condensed consolidated statements of income during each reporting period until the contingent consideration liability is settled or otherwise expires under the terms of the arrangement. The forecasted Bioniq net sales and probabilities of achieving net sales milestones inputs are considered to be Level 3 inputs in the fair value hierarchy and any increase or decrease in these inputs could have significantly impacted the initial fair value of the contingent consideration liability. Any subsequent increase or decrease in these inputs or other inputs described above in subsequent valuations could significantly impact the fair value of the contingent consideration liability. As of September 30, 2026, the Bioniq contingent consideration liability had an estimated fair value of $9 million and there were no changes to the fair value during the three and nine months ended September 30, 2026.

The Bioniq acquisition qualified as a business combination pursuant to ASC 805, Business Combinations. The preliminary total fair value of the base consideration and contingent consideration was approximately $54.2 million and was allocated to the assets acquired based on their estimated fair values at the acquisition date. The assets acquired included developed technology of approximately $13.2 million and customer relationships, trade names, brand portfolio, digital assets, and other contractual rights of approximately $6.9 million in the aggregate, all of which were recorded within other intangible assets, net, and are amortized on a straight-line basis over a weighted-average useful life of approximately five years. In addition, the Company acquired inventory of approximately $1.0 million and a call option to purchase Bioniq LAB with a fair value of approximately $5.3 million which is recorded within other assets. The Company also recognized a deferred tax asset of approximately $1.0 million relating to this business acquisition. All of these assets were recorded within the Company’s condensed consolidated balance sheet in the second quarter of 2026; the remaining amount of approximately $26.8 million was allocated and recognized to goodwill within the Company’s condensed consolidated balance sheet in the second quarter of 2026 and is included in the Company’s primary reporting segment. The amount of goodwill that is expected to be deductible for tax purposes is approximately $23.5 million.

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

The following are the major classes of inventory:

	September 30, 2026	December 31, 2025
	(in millions)
Raw materials	$89.0	$76.1
Work in process	15.6	11.8
Finished goods	403.7	423.8
Total	$508.3	$511.7

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Borrowings under senior secured credit facility, carrying value	$269.2	$346.3
12.250% senior secured notes due 2029, carrying value	—	774.1
7.750% senior secured notes due 2033, carrying value	786.1	—
4.250% convertible senior notes due 2028, carrying value	274.6	273.4
4.875% senior notes due 2029, carrying value	597.1	596.3
Other	2.2	2.5
Total	1,929.2	1,992.6
Less: current portion	12.1	20.9
Long-term portion	$1,917.1	$1,971.7

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

Proceeds from the 2026 Credit Facility together with the proceeds from the 2033 Secured Notes and available cash were used to repay indebtedness, including all borrowings outstanding under the 2024 Credit Facility, effectively terminating its $365.0 million outstanding principal balance on the 2024 Term Loan B and fully redeeming the $800.0 million outstanding principal balance on the 2029 Secured Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Credit Facility. As a result, the Company recognized $343.4 million as a reduction to long-term debt representing the carrying value of the 2024 Credit Facility repaid in full in the second quarter of 2026. The Company also recognized a loss on extinguishment of $21.8 million, as a result, which was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2026.

Borrowings utilizing SOFR under the 2026 Credit Facility use Term SOFR. The applicable interest rates on the Company’s borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility, as amended, bear interest at, depending on the Company’s total leverage ratio, either the Term SOFR plus a margin of between 2.50% and 3.25%, or the base rate plus a margin of between 1.50% and 2.25%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, subject to a floor of 1.00%. The 2026 Term Loan A requires quarterly payments that equal to 5.0% of the aggregate principal amount of the 2026 Term Loan A per annum, commencing in September 2026. The Company will pay a commitment fee on the 2026 Revolving Credit Facility of, depending on the Company’s total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2026 Revolving Credit Facility. The 2026 Term Loan A and 2026 Revolving Credit Facility mature upon the earlier of (i) April 29, 2031, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes exceeds $250.0 million and the Company exceeds certain leverage ratios as of that date, or (iii) December 1, 2028 if the outstanding principal on the 2029 Notes exceeds $300.0 million and the Company exceeds certain leverage ratios as of that date.

The 2026 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2026 Credit Facility contains customary events of default. The 2026 Term Loan A and 2026 Revolving Credit Facility require the Company to maintain a maximum total leverage ratio of 4.00:1.00. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 2.00:1.00. As of September 30, 2026 and December 31, 2025, the Company was in compliance with its financial covenants under the 2026 Credit Facility and 2024 Credit Facility, respectively.

The Company is permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2026 Term Loan A in order of maturity with the remaining principal due upon maturity, unless directed otherwise by the Company.

As of September 30, 2026 the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.50% and as of December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

During the nine months ended September 30, 2026, the Company borrowed an aggregate amount of $785.5 million, including $688.5 million under the 2026 Credit Facility, which included $463.5 million of borrowings under the 2026 Revolving Credit Facility, and $97.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $883.3 million, including $416.3 million on amounts outstanding under the 2026 Credit Facility, which included $413.5 million of repayments on amounts outstanding under the 2026 Revolving Credit Facility, and $467.0 million on amounts outstanding under the 2024 Credit Facility, which included $97.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the nine months ended September 30, 2025, the Company borrowed an aggregate amount of $552.3 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $542.3 million on amounts outstanding under the 2024 Credit Facility, which included $527.3 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2026 Credit Facility was $272.2 million and the 2024 Credit Facility was $370.0 million, respectively. Of the $272.2 million outstanding under the 2026 Credit Facility as of September 30, 2026, $222.2 million was outstanding under the 2026 Term Loan A and $50.0 million was outstanding under the 2026 Revolving Credit Facility. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025. In addition, as of both September 30, 2026 and December 31, 2025, the Company had an issued but undrawn letter of credit against the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, of approximately $45 million which reduced the Company’s remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable. As a result of the issued but undrawn letter of credit, as of September 30, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, was approximately $330 million and $355 million, respectively. There were no outstanding foreign currency borrowings under either the 2026 Credit Facility or the 2024 Credit Facility as of September 30, 2026 and December 31, 2025, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized $6.5 million and $14.0 million, respectively, of interest expense relating to the 2026 Credit Facility and 2024 Credit Facility, as applicable, which included zero and $1.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.5 million and $0.6 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2026 and 2025, the Company recognized $27.9 million and $40.9 million, respectively, of interest expense relating to the 2026 Credit Facility and 2024 Credit Facility, as applicable, which included $1.7 million and $3.8 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.6 million and $1.7 million, respectively, relating to amortization of debt issuance costs.

The fair values of the outstanding borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility approximated their carrying values of $219.2 million and $50.0 million, respectively, as of September 30, 2026, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings under the 2024 Term Loan B was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as described in Note 12, Fair Value Measurements. As of December 31, 2025, the carrying value of the 2024 Term Loan B was $346.3 million and the fair value was approximately $376.5 million.

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

In April 2026, in conjunction with the repayment of the 2024 Credit Facility described above, the Company fully redeemed the $800.0 million aggregate principal amount of the 2029 Secured Notes for an aggregate purchase price of approximately $853 million, which included $49.0 million related to a call premium of 6.125% of par and approximately $4 million of accrued and unpaid interest. For accounting purposes, pursuant to ASC 470, Debt, this transaction was accounted for as an extinguishment of the redeemed 2029 Secured Notes. As a result, the Company recognized $776.2 million as a reduction to long-term debt representing the carrying value of the redeemed 2029 Secured Notes. The Company also recognized a loss on extinguishment of $72.8 million, as a result, which was recorded in other expense, net within the Company’s condensed consolidated statement of income during the second quarter of 2026.

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

During the three months ended September 30, 2025, the Company recognized $26.0 million of interest expense relating to the 2029 Secured Notes, which included $0.9 million relating to non-cash interest expense relating to the debt discount and $0.6 million relating to amortization of debt issuance costs. During the nine months ended September 30, 2026 and 2025, the Company recognized $34.2 million and $77.8 million, respectively, of interest expense relating to the 2029 Secured Notes, which included $1.3 million and $2.6 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.8 million and $1.7 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2026, the outstanding principal on the 2033 Secured Notes was $800.0 million, the unamortized debt issuance costs were $13.9 million, and the carrying value was $786.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2033 Secured Notes was approximately $799.5 million as of September 30, 2026 and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three and nine months ended September 30, 2026, the Company recognized $15.9 million and $26.8 million, respectively, of interest expense relating to the 2033 Secured Notes, which included $0.4 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

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

As of September 30, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $2.9 million, and the carrying value was $274.6 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2028 Convertible Notes was $277.5 million, the unamortized debt issuance costs were $4.1 million, and the carrying value was $273.4 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2028 Convertible Notes was approximately $304.2 million and $301.7 million as of September 30, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2026 and 2025, the Company recognized $3.3 million and $3.4 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $0.4 million and $0.3 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs. During the nine months ended September 30, 2026 and 2025, the Company recognized $10.0 million and $10.0 million, respectively, of interest expense relating to the 2028 Convertible Notes, which included $1.2 million and $1.1 million, respectively, relating to non-cash interest expense relating to amortization of debt issuance costs.

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

During the three months ended September 30, 2025, the Company recognized $2.0 million of interest expense relating to the 2025 Notes, which included no amortization of debt issuance costs. During the nine months ended September 30, 2025, the Company recognized $10.8 million of interest expense relating to the 2025 Notes, which included $0.5 million relating to amortization of debt issuance costs.

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

As of September 30, 2026, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $2.9 million, and the carrying value was $597.1 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. As of December 31, 2025, the outstanding principal on the 2029 Notes was $600.0 million, the unamortized debt issuance costs were $3.7 million, and the carrying value was $596.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet. The fair value of the 2029 Notes was approximately $555.0 million and $565.6 million as of September 30, 2026 and December 31, 2025, respectively, and was determined by utilizing over-the-counter market quotes and yield curves, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements.

During the three months ended September 30, 2026 and 2025, the Company recognized $7.6 million and $7.6 million, respectively, of interest expense relating to the 2029 Notes, which included $0.3 million and $0.2 million, respectively, relating to amortization of debt issuance costs. During the nine months ended September 30, 2026 and 2025, the Company recognized $22.7 million and $22.7 million, respectively, of interest expense relating to the 2029 Notes, which included $0.8 million and $0.7 million, respectively, relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $34.2 million and $53.0 million for the three months ended September 30, 2026 and 2025, respectively, and $123.7 million and $163.0 million for the nine months ended September 30, 2026 and 2025, respectively, which was recognized within its condensed consolidated statements of income.

As a result of the April 2026 debt refinancing described above, which included the extinguishment of the 2024 Credit Facility and the full redemption of the 2029 Secured Notes, the Company recognized an aggregate loss on extinguishment of debt of $94.6 million during the nine months ended September 30, 2026, which was included in other expense, net within the Company’s condensed consolidated statements of income.

As of September 30, 2026, annual scheduled principal payments of debt were as follows:

Principal Payments
(in millions)
2026	$3.0
2027	12.1
2028	289.3
2029	611.7
2030	11.6
Thereafter	1,024.2
Total	$1,951.9

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2026, the Company had approximately $155.7 million of issued but undrawn letters of credit or similar arrangements, which includes approximately $45 million of an undrawn letter of credit against the 2026 Revolving Credit Facility, as described above, and approximately $65 million of surety bonds, both related to the Company’s tax assessments in Brazil as described further in Note 5, Contingencies. In November 2024, related to the Brazil tax assessments, the Company also obtained an issued but undrawn letter of credit of approximately $15 million that was collateralized with the Company’s cash for the full amount which did not impact the available borrowing capacity under the 2026 Revolving Credit Facility.

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

Tax Matters

The Mexican Tax Administration Service has delayed processing value-added tax, or VAT, refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of September 30, 2026, the Company had $9.5 million of Mexico VAT-related assets, of which $1.8 million was recognized in prepaid expenses and other current assets and $7.7 million was recognized in other assets within its condensed consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. Effective January 1, 2019, a tax reform law changed the rules concerning possible use of VAT assets, specifically providing that, for VAT balances generated after December 31, 2018, those balances could not be offset against taxes other than VAT obligations currently due. The Company has not recognized any losses related to these VAT-related assets as the Company does not believe a loss is probable.

In addition, the Mexican Tax Administration Service audited the Company’s various tax filings for the 2019 year. During July 2024, the Company received a tax assessment for its 2019 tax year of approximately $24.3 million, translated at the September 30, 2026 spot rate, relating to the VAT rate that was primarily applicable to certain of the Company’s products that were previously imported into Mexico. The Company filed a formal administrative appeal process in September 2024. The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received tax assessments for multiple years from the Federal Revenue Office of Brazil related to withholding/contributions based on payments to the Company’s Members. The aggregate combined amount of all these assessments is equivalent to approximately $17.9 million, translated at the September 30, 2026 spot rate. The Company is currently litigating these assessments and has provided a surety bond for certain of these amounts. The Company has not accrued a loss for any of these assessments because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company is under examination in several Brazilian states related to its indirect taxes, such as ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of São Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016 and August 2017, for the State of São Paulo, the Company received assessments in the aggregate amount of approximately $30.8 million and approximately $11.4 million, respectively, translated at the September 30, 2026 spot rate, relating to various ICMS issues for its 2013 and 2014 tax years, respectively. The Company appealed both of these assessments. The Company received an unfavorable decision at the Third Level Administrative Court on the 2013 tax year case and in November 2023, the Company provided a surety bond to the Court and an undrawn letter of credit to the surety bond issuer, each for approximately $45 million, in order to litigate the case at the Judicial level. During August 2024, the Company received an unfavorable decision at the Third Level Administrative Court on the 2014 tax year case, and subsequently, the Company provided a surety bond to the Court for approximately $20 million and an undrawn letter of credit to the surety bond issuer for approximately $15 million in order to litigate the case at the Judicial level. The Company is continuing to litigate both of these assessments. Separately, the State of São Paulo is auditing the Company for the 2017 to 2023 tax years, and during December 2023, March 2024, June 2024, and August 2024, the Company received assessments in the aggregate amount of approximately $44.3 million, approximately $28.0 million, approximately $16.8 million, and approximately $12.2 million, respectively, translated at the September 30, 2026 spot rate, relating to various ICMS issues for its 2018, 2019, 2020, and 2021 tax years, respectively. In June 2025, the Company received a favorable ruling from the Second Level Administrative Court regarding its 2018 tax year case. The Tax Authority did not file an appeal and the 2018 tax year case was subsequently closed as of August 2025. The 2019 tax year case previously received a favorable ruling at the First Level Administrative Court; however, in February 2026, the matter was remanded back to the First Level Administrative Court for further review. In July 2026, the First Level Administrative Court issued a new favorable decision, which the Tax Authority appealed to the Second Level Administrative Court. While the Company previously received favorable verdicts at the First Level Administrative Court for the 2020 and 2021 tax year cases, in May 2026 the Company received unfavorable verdicts at the Second Level Administrative Court for these cases. The Company appealed the unfavorable verdicts at the Third Level Administrative Court. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

During September 2018, for the State of Rio de Janeiro in Brazil, the Company received an assessment in the aggregate amount of approximately $6.8 million, translated at the September 30, 2026 spot rate, relating to various ICMS-ST issues for its 2016 and 2017 tax years. The Company is appealing this assessment and the case is at the First Level Judicial Court. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had provided surety bonds in the aggregate amount of $12.6 million, translated at the September 30, 2026 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $4.4 million, translated at the September 30, 2026 spot rate, from several other Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss relating to any of these cases, assessments, and matters as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple jurisdictions in India for multiple years from the Indian VAT and Service Tax authorities in an amount equivalent to approximately $10.7 million, translated at the September 30, 2026 spot rate. These assessments are for underpaid VAT and the ability to claim input Service Tax credits. The Company is litigating these cases at the tax administrative level and the judicial levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable. In addition, the Indian income tax authorities audited the Company’s fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022 and the Company has received assessments for tax and interest of approximately $15.1 million, $14.7 million, $19.3 million, $17.0 million, and $31.5 million for those respective years, translated at the September 30, 2026 spot rate. These assessments are subject to interest and penalty adjustments. For the assessments related to fiscal years March 31, 2017 and March 31, 2018, the Company received a favorable verdict at the Tax Tribunal level; however, the government has appealed these verdicts to the High Court. The Company intends to litigate these cases for fiscal years ended March 31, 2017, 2018, 2020, 2021, and 2022. The Company currently believes that it is more likely than not that it will be successful in supporting its positions relating to these assessments. Accordingly, the Company has not accrued any amounts relating to these matters. In addition, the Indian income tax authorities are auditing multiple years and it is uncertain whether additional assessments will be received.

As of September 30, 2026, the Company has unutilized excess Goods and Services Tax (“GST”) input credits in India which have begun accumulating following amendments to the India GST Law that became effective during September 2025. Under applicable regulations, these credits may be applied against future GST liabilities in India or may be eligible for refund from the India government. The Company does not expect to generate sufficient future GST liabilities to utilize all of these GST input credits, and the likelihood of receiving a cash refund for certain credits remains uncertain; accordingly, no asset has been recognized in the condensed consolidated financial statements for the excess GST input credits. These amounts are expensed when the Company determines that recoverability or utilization is uncertain. The Company will recognize the benefit of these input credits only if the underlying uncertainty is resolved and realization of the credits becomes expected. The Company intends to pursue certain strategies, which may include litigation, to recover or utilize these excess GST input credits; however, the outcome remains uncertain. As of September 30, 2026, the Company has recognized approximately $11 million in current assets within the Company’s condensed consolidated balance sheets for GST input credits that are refundable from the India government and for which recoverability is reasonably assured based on government regulations.

Other Matters

As a seller of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company. The Company currently maintains product liability insurance with an annual deductible of $10 million.

On January 17, 2022, the Company filed a lawsuit, titled Herbalife International of America, Inc. vs. Eastern Computer Exchange, Inc., against a former technology services vendor in the U.S. District Court for the Central District of California. The Company alleges claims of breach of contract, breach of fiduciary duty, fraudulent concealment, conversion, and declaratory relief related to the defendant’s request for payment for technology services and products that the Company never authorized. The defendant asserted numerous counterclaims against the Company. On December 28, 2022, the Court partially granted a motion to dismiss counterclaims, leaving only breach of contract, promissory estoppel, and declaratory relief counterclaims. Summary judgment motions were filed, and the Court denied the defendant’s motion for summary judgment and partially granted the Company’s motion for summary judgment on March 18, 2024. Trial went forward on April 8, 2025 and resulted in a verdict in favor of the Company, including a total judgment of $1.5 million on the Company’s fraudulent concealment claim and defeat of the defendant’s promissory estoppel claim. On August 29, 2025, the Court denied defendant’s motion for a new trial, except as to punitive damages. On October 2, 2026, prior to a new trial going forward as to punitive damages, the parties reached a confidential settlement agreement resolving the entire action, the amount of which is not material.

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

As of September 30, 2026, the Company sold products in 95 markets throughout the world and was organized and managed by five geographic regions: North America, Latin America, EMEA, Asia Pacific, and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company determined the Chief Operating Decision Maker (CODM) as its Chief Executive Officer. The CODM reviews financial information, including net sales and contribution margin by operating segment, in order to determine how to allocate the Company’s resources across its operating segments, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

Operating information for the two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Net sales:
Primary Reporting Segment	$1,294.6	$1,202.4	$3,821.2	$3,538.4
China	55.6	71.3	173.0	216.1
Total net sales	$1,350.2	$1,273.7	$3,994.2	$3,754.5
Significant segment expenses
Cost of Sales (4):
Primary Reporting Segment	$298.9	$276.1	$869.1	$797.5
China	7.2	8.1	24.4	28.8
Total cost of sales	$306.1	$284.2	$893.5	$826.3
Selling expenses (4):
Primary Reporting Segment (2)	$445.5	$415.7	$1,314.7	$1,222.8
China (3)	28.0	35.0	86.6	107.2
Total selling expenses	$473.5	$450.7	$1,401.3	$1,330.0
Contribution margin(1):
Primary Reporting Segment	$550.2	$510.6	$1,637.4	$1,518.1
China	20.4	28.2	62.0	80.1
Total contribution margin	$570.6	$538.8	$1,699.4	$1,598.2
General and administrative expenses	432.1	413.0	1,299.7	1,221.8
Other operating income	—	—	(5.5)	(4.8)
Interest expense, net	31.9	51.0	116.1	156.6
Other expense, net	—	—	94.6	—
Income before income taxes	106.6	74.8	194.5	224.6
Income taxes	49.5	31.7	102.7	81.9
Net income	$57.1	$43.1	$91.8	$142.7

(1)
Contribution margin consists of net sales less cost of sales and selling expenses.
(2)
For the Primary Reporting Segment, selling expenses consist of Member compensation, which was previously presented as Royalty Overrides, as described further in Note 2, Significant Accounting Policies.
(3)
In China, selling expenses primarily consist of service fees to China independent service providers, which totaled $27.6 million and $34.6 million for the three months ended September 30, 2026 and 2025, respectively, and $85.0 million and $105.6 million for the nine months ended September 30, 2026 and 2025, respectively, as described further in Note 2, Significant Accounting Policies.
(4)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Net sales:
India	$313.5	$226.4	$859.5	$639.3
United States	261.8	256.4	769.4	769.4
Mexico	160.3	146.8	475.4	410.5
Vietnam	75.5	71.5	217.6	207.1
China	55.6	71.3	173.0	216.1
Others	483.5	501.3	1,499.3	1,512.1
Total net sales	$1,350.2	$1,273.7	$3,994.2	$3,754.5

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements included in the 2025 10-K. During the nine months ended September 30, 2026, the Company granted stock appreciation rights, or SARs, subject to service conditions to its executives and restricted stock units subject to service and performance conditions, or performance stock units to its executives and certain employees.

Share-based compensation expense amounted to $8.7 million and $11.2 million for the three months ended September 30, 2026 and 2025, respectively, and $29.4 million and $33.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the total unrecognized compensation cost related to all non-vested stock awards was $37.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

During the nine months ended September 30, 2026, the Company granted SARs with service conditions to its executives which generally vest over a three-year period. The fair value of all these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. These grants are included in the table below.

The following table summarizes the activity for all SARs under the Company’s share-based compensation plans for the nine months ended September 30, 2026:

	Number of Awards	Weighted-Average Exercise Price Per Award	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(in thousands)			(in millions)
Outstanding as of December 31, 2025(2)	13,249	$11.07	7.0 years	$45.4
Granted	1,004	$18.52
Exercised(3)	(479)	$9.04
Forfeited/expired(4)	(519)	$27.28
Outstanding as of September 30, 2026(2)	13,255	$11.07	6.6 years	$36.0
Exercisable as of September 30, 2026(5)	6,856	$12.31	6.8 years	$14.3
Vested and expected to vest as of September 30, 2026(5)	9,785	$12.12	7.4 years	$22.0

(1)
The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)
Includes 3.6 million and 3.9 million performance condition SARs as of September 30, 2026 and December 31, 2025, respectively.
(3)
Includes 0.1 million performance condition SARs.
(4)
Includes 0.2 million performance condition SARs.
(5)
Includes 0.2 million performance condition SARs.

There were no SARs granted during both the three months ended September 30, 2026 and 2025. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2026 and 2025 was $10.13 and $4.14, respectively. The total intrinsic value of SARs exercised during the three and nine months ended September 30, 2026 was $0.5 million and $2.2 million, respectively. There were no SARs exercised during the three and nine months ended September 30, 2025.

During the nine months ended September 30, 2026, the Company granted performance stock units to its executives and certain employees which generally vest over a three-year period. The performance conditions include targets for local currency net sales, and adjusted earnings before interest, taxes, and depreciation and amortization. The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025(1)	4,566	$9.67
Granted(2)	1,457	$18.81
Vested	(1,889)	$10.92
Forfeited(3)	(140)	$11.78
Outstanding and nonvested as of September 30, 2026(1)	3,994	$12.34
Expected to vest as of September 30, 2026(4)	3,542	$12.09

(1)
Includes 2.8 million and 1.6 million performance-based restricted stock units as of September 30, 2026 and December 31, 2025, respectively, which represents the maximum amount that can vest.
(2)
Includes 1.3 million performance-based restricted stock units.
(3)
Includes less than 0.1 million performance-based restricted stock units.
(4)
Includes 2.4 million performance-based restricted stock units.

The total vesting date fair value of restricted stock units which vested during the three months ended September 30, 2026 and 2025 was $0.3 million and $2.6 million, respectively. The total vesting date fair value of restricted stock units which vested during the nine months ended September 30, 2026 and 2025 was $30.5 million and $22.4 million, respectively.

8. Income Taxes

Income taxes were $49.5 million and $31.7 million for the three months ended September 30, 2026 and 2025, respectively, and $102.7 million and $81.9 million for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 46.4% and 42.4% for the three months ended September 30, 2026 and 2025, respectively, and 52.8% and 36.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 as compared to the same period in 2025, was primarily due to unfavorable changes from discrete events, partially offset by the changes in the geographic mix of the Company’s income. The increase in the effective tax rate for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to changes in the geographic mix of the Company’s income, partially offset by favorable changes from discrete events.

As of September 30, 2026, the total amount of unrecognized tax benefits, including related interest and penalties, was $46.1 million. If the total amount of unrecognized tax benefits was recognized, $34.5 million of unrecognized tax benefits, $7.8 million of interest, and $1.0 million of penalties would impact the effective tax rate.

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

As of September 30, 2026 and December 31, 2025, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $117.1 million and $75.4 million, respectively. As of September 30, 2026, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on third-party quotes. As of September 30, 2026, the Company recorded assets at fair value of $1.0 million and liabilities at fair value of $2.0 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, the Company recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. The Company assesses hedge effectiveness at least quarterly and the hedges remained effective as of September 30, 2026 and December 31, 2025.

As of both September 30, 2026 and December 31, 2025, the majority of the Company’s outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority expiring within one month. As of September 30, 2026, the Company had aggregate notional amounts of approximately $850.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges. Cash flows resulting from the Company’s derivative instruments are classified as operating activities in the Company’s condensed consolidated statements of cash flows.

The following tables summarize the derivative activity during the three and nine months ended September 30, 2026 and 2025 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in Other Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.0	$(2.2)	$(2.1)	$(4.2)

As of September 30, 2026, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $1.6 million.

The effect of cash flow hedging relationships on the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Three Months Ended
	September 30, 2026		September 30, 2025
	Cost of sales	General and administrative expenses	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$306.1	$432.1	$284.2	$413.0

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(1.8)	—	2.3	—
Amount of loss excluded from assessment of effectiveness recognized in income	(1.7)	—	(1.4)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	—	—	(0.2)
Amount of loss excluded from assessment of effectiveness recognized in income	—	(0.1)	—	—

	Location and Amount of (Loss) Gain Recognized in Income on Cash Flow Hedging Relationships
	Nine Months Ended
	September 30, 2026		September 30, 2025
	Cost of sales	General and administrative expenses	Cost of sales	General and administrative expenses
	(in millions)
Total amounts presented in the condensed consolidated statements of income	$893.5	$1,299.7	$826.3	$1,221.8

Foreign exchange currency contracts relating to inventory hedges:
Amount of (loss) gain reclassified from accumulated other comprehensive loss to income	(4.7)	—	9.2	—
Amount of loss excluded from assessment of effectiveness recognized in income	(4.3)	—	(3.8)	—

Foreign exchange currency contracts relating to intercompany management fee hedges:
Amount of loss reclassified from accumulated other comprehensive loss to income	—	(0.2)	—	(0.3)
Amount of (loss) gain excluded from assessment of effectiveness recognized in income	—	(0.1)	—	0.2

The following table summarizes gains (losses) recorded to income relating to derivative instruments not designated as hedging instruments during the three and nine months ended September 30, 2026 and 2025:

	Amount of (Loss) Gain Recognized in Income
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Location of (Loss) Gain Recognized in Income
	(in millions)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(2.0)	$0.3	$(7.1)	$(11.1)	General and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheets. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheets location as of September 30, 2026 and December 31, 2025.

10. Shareholders’ Deficit

Changes in shareholders’ deficit for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30, 2026
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2026	$0.1	$334.8	$(265.3)	$(544.1)	$(474.5)	$7.6	$(466.9)
Issuance of less than 0.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.5			0.5		0.5
Additional capital from share-based compensation		8.7			8.7		8.7
Repurchases of less than 0.1 common shares	—	(0.2)		—	(0.2)		(0.2)
Net income (loss)				58.8	58.8	(1.7)	57.1
Foreign currency translation adjustment, net of income taxes of $(1.5)			(7.7)		(7.7)		(7.7)
Unrealized gain on derivatives, net of income taxes of $—			4.8		4.8		4.8
Other	—	—			—	—	—
Balance as of September 30, 2026	$0.1	$343.8	$(268.2)	$(485.3)	$(409.6)	$5.9	$(403.7)

	Three Months Ended September 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of June 30, 2025	$0.1	$294.3	$(246.6)	$(708.3)	$(660.5)	$6.1	$(654.4)
Issuance of 0.4 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	0.4			0.4		0.4
Additional capital from share-based compensation		11.2			11.2		11.2
Repurchases of 0.3 common shares	—	(1.3)		—	(1.3)		(1.3)
Net income (loss)				43.2	43.2	(0.1)	43.1
Foreign currency translation adjustment, net of income taxes of $(0.1)			(0.7)		(0.7)		(0.7)
Unrealized loss on derivatives, net of income taxes of $—			(4.3)		(4.3)		(4.3)
Acquisition					—	—	—
Balance as of September 30, 2025	$0.1	$304.6	$(251.6)	$(665.1)	$(612.0)	$6.0	$(606.0)

Changes in shareholders’ deficit for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30, 2026
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2025	$0.1	$316.0	$(251.5)	$(579.7)	$(515.1)	$5.7	$(509.4)
Issuance of 2.1 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.4			1.4		1.4
Additional capital from share-based compensation		29.4			29.4		29.4
Repurchases of 0.6 common shares	—	(10.2)		—	(10.2)		(10.2)
Net income (loss)				94.4	94.4	(2.6)	91.8
Foreign currency translation adjustment, net of income taxes of $(1.0)			(19.7)		(19.7)		(19.7)
Unrealized gain on derivatives, net of income taxes of $—			3.0		3.0		3.0
Other	—	7.2			7.2	2.8	10.0
Balance as of September 30, 2026	$0.1	$343.8	$(268.2)	$(485.3)	$(409.6)	$5.9	$(403.7)

	Nine Months Ended September 30, 2025
	Common Shares	Paid-in Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Herbalife Shareholders’ Deficit	Noncontrolling Interests	Total Shareholders’ Deficit
	(in millions)
Balance as of December 31, 2024	$0.1	$278.2	$(271.4)	$(808.0)	$(801.1)	$—	$(801.1)
Issuance of 3.2 common shares from exercise of SARs, restricted stock units, employee stock purchase plan, and other	—	1.3			1.3		1.3
Additional capital from share-based compensation		33.2			33.2		33.2
Repurchases of 1.2 common shares	—	(8.1)		—	(8.1)		(8.1)
Net income (loss)				142.9	142.9	(0.2)	142.7
Foreign currency translation adjustment, net of income taxes of $0.5			32.2		32.2		32.2
Unrealized loss on derivatives, net of income taxes of $—			(12.4)		(12.4)		(12.4)
Acquisition					—	6.2	6.2
Balance as of September 30, 2025	$0.1	$304.6	$(251.6)	$(665.1)	$(612.0)	$6.0	$(606.0)

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

Share Repurchases

On September 7, 2026, the Company’s board of directors authorized a three-year $250 million share repurchase program that will expire on September 7, 2029. This share repurchase program allows the Company, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. This program does not obligate the Company to repurchase any specific number of shares and may be amended, suspended, or discontinued at any time. The 2026 Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2026, the remaining authorized capacity under the Company’s $250 million share repurchase program was $250 million.

During the nine months ended September 30, 2026 and 2025, the Company did not repurchase any of its common shares through open-market purchases.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. During the three and nine months ended September 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units and exercised SARs relating to its share-based compensation plans.

The Company reflects the aggregate purchase price of its common shares repurchased as an increase to shareholders’ deficit. The Company generally allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in capital.

For the nine months ended September 30, 2026 and 2025, the Company’s share repurchases, inclusive of transaction costs, were $10.2 million and $8.1 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans and have been recorded as an increase to shareholders’ deficit within the Company’s condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended September 30, 2026 and 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	September 30, 2026			September 30, 2025
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(260.2)	$(5.1)	$(265.3)	$(249.4)	$2.8	$(246.6)
Other comprehensive (loss) income before reclassifications, net of tax	(7.7)	3.0	(4.7)	(0.7)	(2.2)	(2.9)
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	1.8	1.8	—	(2.1)	(2.1)
Total other comprehensive (loss) income, net of reclassifications	(7.7)	4.8	(2.9)	(0.7)	(4.3)	(5.0)
Ending balance	$(267.9)	$(0.3)	$(268.2)	$(250.1)	$(1.5)	$(251.6)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the three months ended September 30, 2026 and 2025.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $1.5 million for foreign currency translation adjustments for the three months ended September 30, 2026.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $0.1 million for foreign currency translation adjustments for the three months ended September 30, 2025.

The following table summarizes changes in accumulated other comprehensive loss by component during the nine months ended September 30, 2026 and 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Nine Months Ended
	September 30, 2026			September 30, 2025
	Foreign Currency Translation Adjustments	Unrealized (Loss) Gain on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(in millions)
Beginning balance	$(248.2)	$(3.3)	$(251.5)	$(282.3)	$10.9	$(271.4)
Other comprehensive (loss) income before reclassifications, net of tax	(19.7)	(1.9)	(21.6)	32.2	(3.5)	28.7
Amounts reclassified from accumulated other comprehensive loss to income, net of tax(1)	—	4.9	4.9	—	(8.9)	(8.9)
Total other comprehensive (loss) income, net of reclassifications	(19.7)	3.0	(16.7)	32.2	(12.4)	19.8
Ending balance	$(267.9)	$(0.3)	$(268.2)	$(250.1)	$(1.5)	$(251.6)

(1)
See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location within the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive loss to income during the nine months ended September 30, 2026 and 2025.

Other comprehensive income (loss) before reclassifications was net of tax benefit of $1.0 million for foreign currency translation adjustments for the nine months ended September 30, 2026.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Weighted-average shares used in basic computations	105.1	103.3	104.4	102.6
Dilutive effect of exercise of equity grants outstanding	2.2	0.7	3.3	0.6
Weighted-average shares used in diluted computations	107.3	104.0	107.7	103.2

There were an aggregate of 10.0 million and 14.4 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the three months ended September 30, 2026 and 2025, respectively, and an aggregate of 9.5 million and 16.2 million of equity grants, consisting of SARs and restricted stock units, that were outstanding during the nine months ended September 30, 2026 and 2025, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

For the 2028 Convertible Notes, the Company is required to settle the principal amount in cash and has the option to settle the conversion feature for the amount above the conversion price, or the conversion spread, in cash or common shares and cash. The Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of the 2028 Convertible Notes. For the three and nine months ended September 30, 2026 and 2025, the 2028 Convertible Notes have been excluded from the computation of diluted earnings per share, as the effect would be anti-dilutive. The initial conversion rate and conversion price for the 2028 Convertible Notes are described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as described throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates, and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values as of September 30, 2026 and December 31, 2025:

	Significant Other Observable Inputs (Level 2) Fair Value as of September 30, 2026	Significant Other Observable Inputs (Level 2) Fair Value as of December 31, 2025	Balance Sheet Location
	(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$1.0	$—	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	5.3	2.0	Prepaid expenses and other current assets
	$6.3	$2.0
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.0	$4.5	Other current liabilities
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	7.1	1.5	Other current liabilities
	$9.1	$6.0

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

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(in millions)
September 30, 2026
Foreign exchange currency contracts	$6.3	$(3.6)	$2.7
Total	$6.3	$(3.6)	$2.7
December 31, 2025
Foreign exchange currency contracts	$2.0	$(0.7)	$1.3
Total	$2.0	$(0.7)	$1.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(in millions)
September 30, 2026
Foreign exchange currency contracts	$9.1	$(3.6)	$5.5
Total	$9.1	$(3.6)	$5.5
December 31, 2025
Foreign exchange currency contracts	$6.0	$(0.7)	$5.3
Total	$6.0	$(0.7)	$5.3

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2026 and December 31, 2025, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Restructuring Activities

During the first quarter of 2024, the Company initiated an organizational redesign project, or the Restructuring Program, to streamline its organizational structure to make it more efficient and effective and to allow the Company’s management team to work more closely with the markets, distributors, and customers. The Company incurred total pre-tax expenses of approximately $76.1 million through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company incurred $0.8 million and $4.8 million of pre-tax expenses, respectively, which were recognized in general and administrative expenses within its condensed consolidated statement of income.

Costs related to the Restructuring Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Cumulative Costs Incurred to Date as of December 31, 2025
	(in millions)
Professional fees	$—	$—	$—	$(0.5)	$4.1
Retention and separation	—	0.8	—	5.3	72.0
Other	—	—	—	—	—
Total	$—	$0.8	$—	$4.8	$76.1

Changes in the liabilities related to the Restructuring Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$1.3	$—	$1.3
Expenses	—	—	—	—
Cash payments	—	(0.8)	—	(0.8)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2026	$—	$0.5	$—	$0.5

During April 2025, the Company initiated a process and organizational redesign project of its global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Company has incurred total pre-tax expenses of approximately $13.4 million through September 30, 2026, of which $0.8 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively, were recognized in general and administrative expenses within its condensed consolidated statements of income. The Company expects to incur total pre-tax expenses of approximately $15 million based on actual expenses incurred to date and expected future expenses. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on the Company’s estimates and actual results could differ from such estimates.

Costs related to the Technology Realignment Program were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Cumulative Costs Incurred to Date as of September 30, 2026
	(in millions)
Professional fees	$—	$—	$—	$—	$—
Retention and separation	0.8	0.6	4.3	4.2	13.4
Other	—	—	—	—	—
Total	$0.8	$0.6	$4.3	$4.2	$13.4

Changes in the liabilities related to the Technology Realignment Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Balance as of December 31, 2025	$—	$3.9	$—	$3.9
Expenses	—	4.3	—	4.3
Cash payments	—	(7.3)	—	(7.3)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2026	$—	$0.9	$—	$0.9

During the second quarter of 2026, the Company initiated a program to optimize its global operating footprint and improve organizational efficiency, or the Optimization Program, which includes the movement and consolidation of certain activities within its global business service centers across multiple regions, as well as other related initiatives. These actions are being undertaken as part of an ongoing enterprise-wide initiative under which management continues to evaluate opportunities to improve operational efficiency and reduce costs. During the three and nine months ended September 30, 2026, the Company incurred $5.6 million and $6.9 million of pre-tax expenses, respectively, which were recognized in general and administrative expenses within its condensed consolidated statements of income. Since the Optimization Program is still in its early stages, the Company cannot reasonably estimate the amount and timing of future costs, which remain subject to change based on the scope and progression of activities and any additional opportunities identified.

Costs related to the Optimization Program were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026	Cumulative Costs Incurred to Date as of September 30, 2026
	(in millions)
Professional fees	$—	$—	$—
Retention and separation	5.5	6.8	6.8
Other	0.1	0.1	0.1
Total	$5.6	$6.9	$6.9

Changes in the liabilities related to the Optimization Program, which were recognized in other current liabilities within the Company’s condensed consolidated balance sheets, were as follows:

	Professional Fees	Retention and Separation	Other	Total
	(in millions)
Expenses	—	6.8	0.1	6.9
Cash payments	—	(1.0)	(0.1)	(1.1)
Non-cash items and other	—	—	—	—
Balance as of September 30, 2026	$—	$5.8	$—	$5.8

14. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan assets of $54.4 million and $52.3 million as of September 30, 2026 and December 31, 2025, respectively.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Accrued compensation	$140.3	$142.1
Accrued advertising, events, and promotion expenses	49.9	50.8
Accrued interest	40.0	24.8
Current operating lease liabilities	37.2	35.5
Advance sales deposits	93.0	75.2
Income taxes payable	13.4	20.6
Other accrued liabilities	150.5	140.8
Total	$524.3	$489.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets included deferred compensation plan liabilities of $69.6 million and $70.1 million and deferred income tax liabilities of $17.8 million and $18.9 million as of September 30, 2026 and December 31, 2025, respectively. See Note 6, Employee Compensation Plans, to the Consolidated Financial Statements included in the 2025 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

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

Certain Factors Impacting Results

Global inflationary pressures and other macroeconomic factors such as foreign exchange rate fluctuations and geopolitical conflicts can impact our financial condition, results of operations and liquidity. For example, inflationary pressure impacts both our cost structures and our pricing. During the nine months ended September 30, 2026, we instituted pricing increases in certain markets to address region or market-specific conditions. We also instituted localized pricing actions in 2025. These actions are discussed further in the Sales by Geographic Region discussion further below. We continue to examine our cost structure and assess additional potential incremental pricing actions in response to ongoing inflationary pressures, including due to rising energy prices, and any tariffs and retaliatory tariffs imposed by the U.S. or foreign governments which could have a significant adverse impact to our business, which includes our Mexico market where our U.S. manufacturing operations provide a significant amount of finished goods inventory to our Mexico operations.

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

The war in Ukraine has also impacted our results there as well as in Russia and certain neighboring markets; we do not have any manufacturing operations in Russia and Ukraine and our combined total assets in Russia and Ukraine, which primarily consists of short-term assets, was approximately 1% of our consolidated total assets as of September 30, 2026.

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

Our “selling expenses” primarily consist of certain compensation to our Members. Our sales leader Members may also earn sales commissions and bonuses, which are also considered Member compensation. Globally, excluding China, while certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn Member compensation for those activities, which is paid based on retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. This Member compensation is a significant operating expense. In China, our independent service providers are compensated for marketing, sales support, and other services; the majority of these service fees to China independent service providers are also recognized as operating expenses. Member compensation, excluding China, also includes the Mark Hughes bonus payable to some of our most senior Members and other discretionary incentive payments to qualifying Members. Collectively, all of these Member compensation operating expenses are within selling expenses. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional details regarding prior period selling expense amounts being reclassified to conform to current period presentation.

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

Summary Financial Results

Net sales were $1,350.2 million and $3,994.2 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $76.5 million, or 6.0%, and $239.7 million, or 6.4%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 7.6% and 6.3% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 6.0% increase in net sales for the three months ended September 30, 2026 was primarily driven by an 8.6% increase in sales volume and a 2.8% favorable impact of price increases, partially offset by a 3.8% unfavorable impact of sales mix and a 1.6% unfavorable impact of fluctuations in foreign currency exchange rates. The 6.4% increase in net sales for the nine months ended September 30, 2026 was primarily driven by a 6.2% increase in sales volume and a 3.0% favorable impact of price increases, partially offset by a 2.9% unfavorable impact of sales mix.

Net income attributable to Herbalife was $58.8 million, or $0.55 per diluted share, and $94.4 million, or $0.88 per diluted share, for the three and nine months ended September 30, 2026, respectively. Net income attributable to Herbalife increased $15.6 million, or 36.1%, and decreased $48.5 million, or 33.9%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase in net income attributable to Herbalife for the three months ended September 30, 2026 was mainly due to $54.6 million higher gross profit driven by higher net sales and $19.1 million lower interest expense, net, as a result of our April 2026 debt refinancing; partially offset by $22.8 million higher selling expenses driven by higher net sales, $19.1 million higher general and administrative expenses driven by higher labor and benefits costs and higher non-income tax expenses mainly from India GST (see General and Administrative Expenses below for further discussion), and $17.8 million higher income taxes. The decrease in net income attributable to Herbalife for the nine months ended September 30, 2026 was mainly due to $94.6 million of loss on extinguishment of debt related to our April 2026 debt refinancing, $77.9 million higher general and administrative expenses driven by higher labor and benefits costs and higher non-income tax expenses mainly from India GST (see General and Administrative Expenses below for further discussion), $71.3 million higher selling expenses driven by higher net sales, and $20.8 million of higher income taxes; partially offset by $172.5 million higher gross profit driven by higher net sales and $40.5 million lower interest expense, net, as a result of our April 2026 debt refinancing.

Net income attributable to Herbalife for the three months ended September 30, 2026 included $4.1 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $5.6 million pre-tax unfavorable impact ($3.9 million post-tax) of Optimization Program expenses, a $1.2 million pre-tax unfavorable impact ($0.9 million post-tax) related to Russia-Ukraine conflict charges, and a $0.8 million pre-tax unfavorable impact ($0.9 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs.

Net income attributable to Herbalife for the nine months ended September 30, 2026 included a $94.6 million pre-tax unfavorable impact ($74.6 million post-tax) of loss on debt extinguishment from our April 2026 debt refinancing, $12.8 million favorable deferred income tax impacts relating to the changes in the Company’s corporate entity structure in 2024, a $6.9 million pre-tax unfavorable impact ($4.8 million post-tax) of Optimization Program expenses, a $4.3 million pre-tax unfavorable impact ($3.3 million post-tax) of Technology Realignment Program expenses, primarily relating to employee retention and separation costs, and a $1.2 million pre-tax unfavorable impact ($0.9 million post-tax) related to Russia-Ukraine conflict charges.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.7	22.3	22.4	22.0
Gross profit	77.3	77.7	77.6	78.0
Selling expenses(1)	35.0	35.4	35.1	35.4
General and administrative expenses(1)	32.0	32.4	32.5	32.6
Other operating income	—	—	(0.1)	(0.1)
Operating income	10.3	9.9	10.1	10.1
Interest expense, net	2.4	4.0	2.9	4.1
Other expense, net	—	—	2.3	—
Income before income taxes	7.9	5.9	4.9	6.0
Income taxes	3.7	2.5	2.6	2.2
Net income	4.2%	3.4%	2.3%	3.8%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,294.6 million and $3,821.2 million for the three and nine months ended September 30, 2026, respectively, representing an increase of $92.2 million, or 7.7%, and $282.8 million, or 8.0%, respectively, as compared to the same periods in 2025. In local currency, net sales increased 9.7% and 8.2% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 7.7% increase in net sales for the three months ended September 30, 2026 was primarily due to a 9.9% increase in sales volume and a 3.0% favorable impact of price increases, partially offset by a 3.2% unfavorable impact of sales mix and a 2.0% unfavorable impact of fluctuations in foreign currency exchange rates. The 8.0% increase in net sales for the nine months ended September 30, 2026 was primarily due to a 7.4% increase in sales volume and a 3.2% favorable impact of price increases, partially offset by a 2.4% unfavorable impact of sales mix.

For a discussion of China’s net sales for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, see the China section of Sales by Geographic Region below.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and selling expenses.

The Primary Reporting Segment reported contribution margin of $550.2 million, or 42.5% of net sales, and $1,637.4 million, or 42.9% of net sales for the three and nine months ended September 30, 2026, respectively, representing an increase of $39.6 million, or 7.8%, and $119.3 million, or 7.9%, respectively, as compared to the same periods in 2025. The 7.8% increase in contribution margin for the three months ended September 30, 2026 was primarily the result of a 9.9% favorable impact of sales volume increases and a 4.9% favorable impact of price increases, partially offset by a 4.9% unfavorable impact of sales mix and a 1.8% unfavorable impact of foreign currency fluctuations. The 7.9% increase in contribution margin for the nine months ended September 30, 2026 was primarily the result of a 7.4% favorable impact of sales volume increases and a 5.2% favorable impact of price increases, partially offset by a 3.7% unfavorable impact of sales mix, a 0.8% unfavorable impact of cost changes related to self-manufacturing and sourcing, and a 0.7% unfavorable impact of foreign currency fluctuations.

China reported contribution margin of $20.4 million and $62.0 million for the three and nine months ended September 30, 2026, respectively, representing a decrease of $7.8 million, or 27.7%, and of $18.1 million, or 22.6%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 27.7% decrease in contribution margin for the three months ended September 30, 2026 was primarily the result of a 25.9% unfavorable impact of sales volume decreases and a 4.3% unfavorable impact of cost changes related to self-manufacturing and sourcing, partially offset by a 4.2% favorable impact of foreign currency fluctuations. The 22.6% decrease in contribution margin for the nine months ended September 30, 2026 was primarily the result of a 24.4% unfavorable impact of sales volume decreases and a 2.0% unfavorable impact of cost changes related to self-manufacturing and sourcing, partially offset by a 4.2% favorable impact of foreign currency fluctuations and a 1.4% favorable impact of lower inventory write-downs.

Sales by Geographic Region

Net sales by geographic region were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
	(Dollars in millions)
North America	$267.5	$263.1	1.7%	$788.1	$789.9	(0.2)%
Latin America	250.2	229.6	9.0%	737.2	646.5	14.0%
EMEA	259.0	272.3	(4.9)%	811.6	833.5	(2.6)%
Asia Pacific	517.9	437.4	18.4%	1,484.3	1,268.5	17.0%
China	55.6	71.3	(22.0)%	173.0	216.1	(19.9)%
Worldwide	$1,350.2	$1,273.7	6.0%	$3,994.2	$3,754.5	6.4%

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

Management’s role, in-country and at the region and corporate level, is to provide Members with a competitive, broad, and innovative product line, offer leading-edge business tools and technology services, and encourage strong teamwork and Member leadership to make doing business with Herbalife simple. We continue to provide our Members with enhanced technology tools, which include updated brand sites, for ordering, business performance, and customer retailing to make it easier for them to do business with us and to optimize their customers’ experiences. Management uses the Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational, training, and motivational programs and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such programs include sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members network with other Members, learn retailing, retention, and recruiting techniques from our leading Members, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. In a number of markets, we have segmented our Member base into “preferred members” and “distributors” for more targeted and efficient communication and promotions for these two differently motivated types of Members. In certain other markets that have not been segmented, we use Member data to similarly categorize Members for communication and promotion efforts.

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

The factors described above help Members increase their business, which in turn helps drive sales volume growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, as well as the unique growth or contraction factors specific to certain geographic regions or significant markets within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or market, are primarily the result of changes in sales volume, changes in prices, or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

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

North America

The North America region reported net sales of $267.5 million and $788.1 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $4.4 million, or 1.7%, and decreased $1.8 million, or 0.2%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 1.7% and decreased 0.3% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 1.7% increase in net sales for the three months ended September 30, 2026 was primarily due to a 3.0% favorable impact of price increases and a 1.0% favorable impact of sales mix, partially offset by a 2.3% decrease in sales volume. Net sales for the three months ended September 30, 2026 also benefited from the timing of revenue recognized on shipments in transit as compared to the same period in 2025. The 0.2% decrease in net sales for the nine months ended September 30, 2026 was primarily due to a 3.0% decrease in sales volume, partially offset by a 2.8% favorable impact of price increases. North America’s sales volume decreased for the three months ended September 30, 2026 as compared to the same period in 2025, while sales volume was flat in the prior year period, and decreased for the nine months ended September 30, 2026 as compared to the same period in 2025, and the decrease was less than the prior year period decrease.

Net sales in the U.S. were $261.8 million and $769.4 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $5.4 million, or 2.1%, and were flat, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025.

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

Latin America

The Latin America region reported net sales of $250.2 million and $737.2 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $20.6 million, or 9.0%, and $90.7 million, or 14.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 5.1% and 6.6% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. While sales volume was flat, the 9.0% increase in net sales for the three months ended September 30, 2026 was primarily due to a 4.6% favorable impact of price increases, a 3.9% favorable impact of fluctuations in foreign currency exchange rates, and a 0.4% favorable impact of sales mix. While sales volume was flat, the 14.0% increase in net sales for the nine months ended September 30, 2026 was primarily due to a 7.4% favorable impact of fluctuations in foreign currency exchange rates, a 5.7% favorable impact of price increases, and a 0.9% favorable impact of sales mix. Latin America’s sales volume was flat for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, after having increases for the same periods in 2025.

Net sales in Mexico were $160.3 million and $475.4 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $13.5 million, or 9.2%, and $64.9 million, or 15.8%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 1.1% and 3.4% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The fluctuation of foreign currency exchange rates had a favorable impact of $11.9 million and $50.8 million on net sales for the three and nine months ended September 30, 2026, respectively. The sales volume in Mexico decreased 2.5% and 1.2% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. We believe recent localized initiatives, new product launches, and other promotional efforts have provided additional support for Members and Members’ Nutrition Club operations, which continue to be an important DMO in the market. The market saw a 3.7% price increase during February 2026 and smaller price increases on certain products during January 2026. The market saw a 4.2% price increase during February 2025.

Across several other markets, net sales increased and were greatest for Peru and Colombia for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The majority of markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2026 and 2025. We also continue to support the region through in-person activities, adding programs, and supporting Nutrition Clubs on a market-by-market basis.

Certain markets in the region continue to see difficult economic conditions, including political and social instability. Inflationary pressures are improving but remain elevated, and foreign exchange rate fluctuations in certain markets in the region have challenged our Members’ operations and customer demand.

EMEA

The EMEA region reported net sales of $259.0 million and $811.6 million for the three and nine months ended September 30, 2026, respectively. Net sales decreased $13.3 million, or 4.9%, and $21.9 million, or 2.6%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales decreased 5.2% and 5.8% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 4.9% decrease in net sales for the three months ended September 30, 2026 was primarily due to a 10.2% decrease in sales volume, partially offset by a 5.1% favorable impact of price increases and a 0.3% favorable impact of fluctuations in foreign currency exchange rates. The 2.6% decrease in net sales for the nine months ended September 30, 2026 was primarily due to an 11.1% decrease in sales volume, partially offset by a 5.0% favorable impact of price increases, a 3.2% favorable impact of fluctuations in foreign currency exchange rates, and a 0.3% favorable impact of sales mix. EMEA region’s sales volume decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, and the decreases were more than the prior year period decreases. The EMEA region has no single market that accounts for a significant portion of our consolidated net sales.

Certain markets in the region continue to experience adverse economic conditions, such as inflation, weakened consumer confidence, and foreign exchange rate fluctuations, as well as political uncertainty and also experienced declines in net sales for the three and nine months ended September 30, 2026, as compared to the same periods in 2025. The net sales decreases for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, were primarily driven by decreases in net sales in Germany, Italy, Spain, and United Kingdom. These decreases in net sales for the nine months ended September 30, 2026, as compared to the same periods in 2025, were partially offset by increased purchases by Russian Members through Kazakhstan, resulting in increases in net sales for Kazakhstan.

Focus areas for Herbalife and our Members in the region include promotions and events, simplification of the marketing plan, launching new products, enhancing both online and in person training programs and meetings to help distributors improve their business, supporting Members' Nutrition clubs and other DMOs, and other promotional activities in order to grow our sales in the region. During the second quarter of 2026, we launched Bioniq, our next generation of personalized products in certain markets within the region, including a subscription-based offering. The launch did not have a direct material impact to our net sales during the three and nine months ended September 30, 2026. The majority of the markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2026 and 2025.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $517.9 million and $1,484.3 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $80.5 million, or 18.4%, and $215.8 million, or 17.0%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 26.1% and 23.4% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 18.4% increase in net sales for the three months ended September 30, 2026 was primarily due to a 29.9% increase in sales volume and a 0.8% favorable impact of price increases, partially offset by a 7.7% unfavorable impact of fluctuations in foreign currency exchange rates and a 4.6% unfavorable impact of sales mix. The 17.0% increase in net sales for the nine months ended September 30, 2026 was primarily due to a 26.1% increase in sales volume and a 1.0% favorable impact of price increases, partially offset by a 6.4% unfavorable impact of fluctuations in foreign currency exchange rates and a 3.7% unfavorable impact of sales mix. The Asia Pacific region saw a sales volume increase for the three months ended September 30, 2026, compared to the same period in 2025, and the increase was more than the prior year period increase, and saw a sales volume increase for the nine months ended September 30, 2026, compared to the same period in 2025, after having a decrease for the same period in 2025.

Net sales in India were $313.5 million and $859.5 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $87.1 million, or 38.5%, and $220.2 million, or 34.4% for the three and nine months ended September 30, 2026 as compared to the same periods in 2025. In local currency, net sales increased 51.6% and 46.0% for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, respectively. The fluctuation of foreign currency exchange rates had an unfavorable impact of $29.7 million and $73.8 million on net sales for the three and nine months ended September 30, 2026, respectively. The sales volume in India increased 49.4% and 44.0% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. India’s sales volume increased for the three and nine months ended September 30, 2026, and were more than the sales volume increases experienced during the same periods in 2025. To stimulate consumer spending, the India government announced a reduction in Goods and Services Tax (“GST”) rates across multiple sectors, effective on September 22, 2025, which resulted in a tax rate reduction from 18% to 5% for the majority of our products being sold to our Members. We believe the continued impact of this GST rate reduction may have contributed to higher net sales and growth in the India market during the three and nine months ended September 30, 2026 as compared to the same periods in 2025. We continue to promote our brand, such as through launching new products, sports sponsorships, and in-person events. The India market had no price increase during the nine months ended September 30, 2026 and twelve months ended December 31, 2025.

Net sales in Vietnam were $75.5 million and $217.6 million for the three and nine months ended September 30, 2026, respectively. Net sales increased $4.0 million, or 5.6%, and $10.5 million, or 5.1%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales increased 5.3% and 6.5% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The fluctuation of foreign currency exchange rates had a favorable impact of $0.3 million and unfavorable impact of $2.9 million on net sales for the three and nine months ended September 30, 2026, respectively. The sales volume in Vietnam increased 2.5% and 3.8% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. Further changes to Vietnam's direct-selling regulations became effective on July 1, 2026. While certain provisions required immediate compliance, most provisions do not require compliance and implementation until July 1, 2027. We continue to assess the implementation and interpretation of these regulations and monitor their potential impact on our business in Vietnam. Focus areas for the Vietnam market include sports sponsorships, promotional initiatives, and sales events. Members’ Nutrition Club operations continue to be an important DMO in the market which management continues to support. The market implemented a 2.5% price increase in both March 2026 and March 2025.

Across several other markets, net sales decreased for the three months ended September 30, 2026 as compared to the same period in 2025, with the greatest decreases in Taiwan and South Korea, and net sales also decreased for the nine months ended September 30, 2026 as compared to the same period in 2025, with the greatest decreases in South Korea and Hong Kong, partially offset by increases in Malaysia. In addition, macroeconomic conditions across the region improved as inflationary pressures in certain markets generally moderated. Our efforts in the region include programs and promotional initiatives to incentivize sales, and launching new products. Most markets in the region instituted price increases to address market-specific conditions during the nine months ended September 30, 2026 and 2025.

China

The China region reported net sales of $55.6 million and $173.0 million for the three and nine months ended September 30, 2026, respectively. Net sales decreased $15.7 million, or 22.0%, and $43.1 million, or 19.9%, for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. In local currency, net sales decreased 26.4% and 24.3% for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in 2025. The 22.0% decrease in net sales for the three months ended September 30, 2026 was primarily due to a 25.9% decrease in sales volume, partially offset by a 4.4% favorable impact of fluctuations in foreign currency exchange rates. The 19.9% decrease in net sales for the nine months ended September 30, 2026 was primarily due to a 24.4% decrease in sales volume, partially offset by a 4.4% favorable impact of fluctuations in foreign currency exchange rates. China’s sales volume decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025, and the decreases were more than the prior year period decreases. The China region had no price increase during the nine months ended September 30, 2026 and 2025.

In China we continue to enhance our digital capabilities and offerings, such as improving the integration of our technological and enhanced tools to make it easier for our Members to do business, encouraging a customer-based approach, and supporting Nutrition Clubs. We have expanded our product line for the China market and continue to conduct sales promotions in the region.

Sales by Product Category

Net sales by product category were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2026	September 30, 2025	% Change	September 30, 2026	September 30, 2025	% Change
	(Dollars in millions)
Weight Management	$722.2	$699.3	3.3%	$2,135.9	$2,061.4	3.6%
Targeted Nutrition	411.8	376.3	9.4%	1,219.7	1,116.8	9.2%
Energy, Sports, and Fitness	180.8	158.7	13.9%	518.8	457.7	13.3%
Outer Nutrition	18.0	19.5	(7.7)%	63.8	58.1	9.8%
Literature, Promotional, and Other	17.4	19.9	(12.6)%	56.0	60.5	(7.4)%
Total	$1,350.2	$1,273.7	6.0%	$3,994.2	$3,754.5	6.4%

The trends and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,044.1 million and $989.5 million for the three months ended September 30, 2026 and 2025, respectively, and $3,100.7 million and $2,928.2 million for the nine months ended September 30, 2026 and 2025, respectively. Gross profit as a percentage of net sales was 77.3% and 77.7% for the three months ended September 30, 2026 and 2025, respectively, or an unfavorable net decrease of 36 basis points, and 77.6% and 78.0% for the nine months ended September 30, 2026 and 2025, respectively, or an unfavorable net decrease of 36 basis points.

The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2026 as compared to the same period in 2025 included unfavorable changes in sales mix of 44 basis points; unfavorable cost changes related to self-manufacturing and sourcing of 36 basis points; and unfavorable other cost changes of 26 basis points; partially offset by the favorable impact of price increases of 61 basis points; and the favorable impact of foreign currency fluctuations of 9 basis points.

The decrease in gross profit as a percentage of net sales for the nine months ended September 30, 2026 as compared to the same period in 2025 included unfavorable changes in sales mix of 46 basis points; unfavorable cost changes related to self-manufacturing and sourcing of 33 basis points; the unfavorable impact of foreign currency fluctuations of 17 basis points; and unfavorable other cost changes of 14 basis points; partially offset by the favorable impact of price increases of 66 basis points; and the favorable impact of lower inventory write-downs of 8 basis points.

Our future gross profit as a percentage of net sales could be negatively impacted if our raw materials and freight costs were to increase, including as a result of the war and conflict in the Middle East.

Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in sales mix, price increases, cost changes related to inflation, self-manufacturing and sourcing, and inventory write-downs.

Selling Expenses

Selling expenses were $473.5 million and $450.7 million for the three months ended September 30, 2026 and 2025, respectively, and $1,401.3 million and $1,330.0 million for the nine months ended September 30, 2026 and 2025, respectively. Selling expenses as a percentage of net sales were 35.0% and 35.4% for the three months ended September 30, 2026 and 2025, respectively, and 35.1% and 35.4% for the nine months ended September 30, 2026 and 2025, respectively.

The decrease in selling expenses as a percentage of net sales for both the three and nine months ended September 30, 2026 as compared to the same periods in 2025 was primarily due to favorable changes in mix of products and countries. Generally, selling expenses as a percentage of net sales may vary from period to period due to changes in the mix of products and countries.

General and Administrative Expenses

General and administrative expenses were $432.1 million and $413.0 million for the three months ended September 30, 2026 and 2025, respectively, and $1,299.7 million and $1,221.8 million for the nine months ended September 30, 2026 and 2025, respectively. General and administrative expenses as a percentage of net sales was 32.0% and 32.4% for the three months ended September 30, 2026 and 2025, respectively, and 32.5% and 32.6% for the nine months ended September 30, 2026 and 2025, respectively.

The $19.1 million increase in general and administrative expenses for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily driven by $16.1 million higher non-income tax expenses mainly from higher India GST expenses and $11.4 million higher labor and benefits costs; partially offset by $11.8 million lower Member event and promotion costs.

The $77.9 million increase in general and administrative expenses for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily driven by $38.1 million higher labor and benefits costs and $36.1 million higher non-income tax expenses mainly from higher India GST expenses; partially offset by $9.4 million lower Member event and promotion costs.

Other Operating Income

We did not recognize any government grant income related to our regional headquarters and distribution centers within China during the three months ended September 30, 2026 and 2025.

The $5.5 million of other operating income for the nine months ended September 30, 2026 consisted of $5.5 million of government grant income for China. The $4.8 million of other operating income for the nine months ended September 30, 2025 consisted of $4.8 million of government grant income for China.

See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Interest Expense, Net

Interest expense, net was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in millions)
Interest expense	$34.2	$53.0	$123.7	$163.0
Interest income	(2.3)	(2.0)	(7.6)	(6.4)
Interest expense, net	$31.9	$51.0	$116.1	$156.6

The decrease in interest expense, net for the three months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease in our weighted-average interest rate as a result of the April 2026 debt refinancing. The decrease in interest expense, net for the nine months ended September 30, 2026 as compared to the same period in 2025 was primarily due to a decrease in our weighted-average interest rate as a result of the April 2026 debt refinancing and a decrease in our overall weighted-average borrowings. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion.

Other Expense, Net

The $94.6 million of other expense, net for the nine months ended September 30, 2026 consisted of a loss on the extinguishment of the 2024 Credit Facility and the 2029 Secured Notes as a result of the April 2026 debt refinancing (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for further discussion).

Income Taxes

Income taxes were $49.5 million and $31.7 million for the three months ended September 30, 2026 and 2025, respectively, and $102.7 million and $81.9 million for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 46.4% and 42.4% for the three months ended September 30, 2026 and 2025, respectively, and 52.8% and 36.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the three months ended September 30, 2026 as compared to the same period in 2025, was primarily due to unfavorable changes from discrete events, partially offset by the changes in the geographic mix of our income. The increase in the effective tax rate for the nine months ended September 30, 2026 as compared to the same period in 2025, was primarily due to changes in the geographic mix of our income, partially offset by favorable changes from discrete events.

Liquidity and Capital Resources

We have historically met our short- and long-term working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions and the current inflationary environment, which is improving but has remained elevated in certain markets during the nine months ended September 30, 2026, we believe we will have sufficient resources, including cash flow from operating activities and longer-term access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $6.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $409.2 million cash and cash equivalents as of September 30, 2026 and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including any future strategic investment opportunities, share repurchases, and dividends.

For the nine months ended September 30, 2026, we generated $298.0 million of operating cash flow as compared to $235.0 million of operating cash flow generated for the same period in 2025. The increase in our operating cash flow was the result of $35.7 million of higher net income excluding non-cash and reconciling items disclosed within our condensed consolidated statement of cash flows, and $27.3 million of favorable changes in operating assets and liabilities. The $35.7 million of higher net income excluding non-cash and reconciling items was primarily driven by higher gross profit driven by higher net sales, and lower interest expense, net; partially offset by higher selling expenses, and general and administrative expenses (See Summary Financial Results above for further discussion). The $27.3 million of favorable changes in operating assets and liabilities included favorable changes in inventories, member compensation liabilities, and other current liabilities, partially offset by unfavorable changes in prepaid expenses and other current assets and accounts payable. The favorable change in other current liabilities is mainly driven by higher employee bonus payments in 2025, favorable changes in advance sales deposits, and accrued non-income tax payable, partially offset by an unfavorable change in accrued interest.

Capital expenditures, including accrued capital expenditures, were $40.3 million and $61.0 million for the nine months ended September 30, 2026 and 2025, respectively. The majority of these expenditures during the nine months ended September 30, 2026 represented investments in management information systems, including initiatives to develop enhanced Member tools. We expect to incur total capital expenditures of approximately $55 million to $65 million for the full year 2026, which includes normal ongoing digital technology costs and enhancing member and retail customer facing technology. We also had capitalized and prepaid implementation costs for cloud-based software applications (SaaS) of $32.5 million and $15.7 million for the nine months ended September 30, 2026 and 2025, respectively, which are included in prepaid expenses and other current assets and other assets within our condensed consolidated balance sheet. Amortization expenses are recognized in general and administrative expenses within our condensed consolidated statements of income. We expect to incur total capitalized and prepaid implementation costs for cloud-based software applications of approximately $35 million to $45 million for the full year 2026.

Separate from the capital expenditures described above, we made certain acquisitions. During 2026, we acquired certain assets of Bioniq for total base consideration of $55 million, payable over a five-year period. We made the first payment of $10 million shortly after the Closing Date, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. During 2025, we acquired certain assets of Pruvit, Pro2col LLC, and of Link BioSciences Inc. for an aggregate consideration of approximately $25.5 million, which is reflected separately in investing activities within our condensed consolidated statement of cash flows. Certain of the 2026 and 2025 acquisitions are subject to post-closing performance targets that may lead to additional cash payments to the sellers. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for further information relating to our acquisitions.

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

During the first quarter of 2024, we initiated a Restructuring Program to streamline our organizational structure to make it more efficient and effective and to allow our management team to work more closely to the markets, distributors, and customers. We have incurred total pre-tax expenses of approximately $76.1 million from inception through the end of the Restructuring Program, which was completed as of December 31, 2025. During the three and nine months ended September 30, 2025, we incurred $0.8 million and $4.8 million of expenses, respectively, which were recognized in general and administrative expenses within the condensed consolidated statement of income.

During April 2025, we initiated a process and organizational redesign project of our global technology infrastructure, or the Technology Realignment Program, to better align with new technologies, enhance operational efficiency, and optimize support of business goals and processes. The Technology Realignment Program is expected to deliver annual savings of approximately $15 million beginning in 2026 with approximately $6 million of savings realized in 2025. We have incurred total pre-tax expenses of approximately $13.4 million through September 30, 2026, of which $0.8 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively, and $4.3 million and $4.2 million for the nine months ended September 30, 2026 and 2025, respectively, were recognized in general and administrative expenses within the condensed consolidated statements of income. We expect to incur total pre-tax expenses of approximately $15 million to achieve the projected run-rate savings. Since the Technology Realignment Program is still ongoing and is expected to be completed in 2026, these estimated amounts are preliminary and based on Management’s estimates and actual results could differ from such estimates.

During the second quarter of 2026, we initiated a program to optimize our global operating footprint and improve organizational efficiency, or the Optimization Program, which includes the movement and consolidation of certain activities within our global business service centers across multiple regions, as well as other related initiatives. These actions are being undertaken as part of an ongoing enterprise-wide initiative under which we continue to evaluate opportunities to improve operational efficiency and reduce costs. During the three and nine months ended September 30, 2026, we incurred $5.6 million and $6.9 million of pre-tax expenses, respectively, which were recognized in general and administrative expenses within the condensed consolidated statements of income. Since the Optimization Program is still in its early stages, we cannot reasonably estimate the amount and timing of future costs, which remain subject to change based on the scope and progression of activities and any additional opportunities identified.

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

Proceeds from the 2026 Credit Facility together with the proceeds from the 2033 Secured Notes and available cash were used to repay indebtedness, including all borrowings outstanding under the 2024 Credit Facility, effectively terminating its $365.0 million outstanding principal balance on the 2024 Term Loan B and fully redeeming the $800.0 million outstanding principal balance on the 2029 Secured Notes described further below. For accounting purposes, pursuant to ASC 470, Debt, these transactions were accounted for as an extinguishment of the 2024 Credit Facility. As a result, we recognized $343.4 million as a reduction to long-term debt representing the carrying value of the 2024 Credit Facility repaid in full in the second quarter of 2026. We also recognized a loss on extinguishment of $21.8 million, as a result, which was recorded in other expense, net within our condensed consolidated statement of income during the second quarter of 2026.

Borrowings utilizing SOFR under the 2026 Credit Facility use Term SOFR. The applicable interest rates on our borrowings under the 2026 Term Loan A and 2026 Revolving Credit Facility, as amended, bear interest at, depending on our total leverage ratio, either the Term SOFR plus a margin of between 2.50% and 3.25%, or the base rate plus a margin of between 1.50% and 2.25%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month Term SOFR plus 1.00%, and the prime rate quoted by The Wall Street Journal, subject to a floor of 1.00%. The 2026 Term Loan A requires quarterly payments that equal to 5.0% of the aggregate principal amount of the 2026 Term Loan A per annum, commencing in September 2026. We will pay a commitment fee on the 2026 Revolving Credit Facility of, depending on our total leverage ratio, between 0.25% to 0.35% per annum on the undrawn portion of the 2026 Revolving Credit Facility. The 2026 Term Loan A and 2026 Revolving Credit Facility mature upon the earlier of (i) April 29, 2031, or (ii) December 16, 2027 if the outstanding principal on the 2028 Convertible Notes exceeds $250.0 million and we exceed certain leverage ratios as of that date, or (iii) December 1, 2028 if the outstanding principal on the 2029 Notes exceeds $300.0 million and we exceed certain leverage ratios as of that date.

The 2026 Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, making loans and investments, incurring additional indebtedness, granting liens, and effecting mergers, asset sales and transactions with affiliates. In addition, the 2026 Credit Facility contains customary events of default. The 2026 Term Loan A and 2026 Revolving Credit Facility require us to maintain a maximum total leverage ratio of 4.00:1.00. The financial covenants also include a maximum first lien net leverage ratio of 2.50:1.00 and a minimum fixed charge coverage ratio of 2.00:1.00. As of September 30, 2026 and December 31, 2025, we were in compliance with our financial covenants under the 2026 Credit Facility and 2024 Credit Facility, respectively.

We are permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the 2026 Term Loan A in order of maturity with the remaining principal due upon maturity, unless directed otherwise by us.

During the nine months ended September 30, 2026, we borrowed an aggregate amount of $785.5 million, including $688.5 million under the 2026 Credit Facility, which included $463.5 million of borrowings under the 2026 Revolving Credit Facility, and $97.0 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $883.3 million, including $416.3 million on amounts outstanding under the 2026 Credit Facility, which included $413.5 million of repayments on amounts outstanding under the 2026 Revolving Credit Facility, and $467.0 million on amounts outstanding under the 2024 Credit Facility, which included $97.0 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. During the nine months ended September 30, 2025, we borrowed an aggregate amount of $552.3 million under the 2024 Credit Facility, all of which was under the 2024 Revolving Credit Facility, and repaid a total amount of $542.3 million on amounts outstanding under the 2024 Credit Facility, which included $527.3 million of repayments on amounts outstanding under the 2024 Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, the U.S. dollar amount outstanding under the 2026 Credit Facility was $272.2 million and the 2024 Credit Facility was $370.0 million, respectively. Of the $272.2 million outstanding under the 2026 Credit Facility as of September 30, 2026, $222.2 million was outstanding under the 2026 Term Loan A and $50.0 million was outstanding under the 2026 Revolving Credit Facility. Of the $370.0 million outstanding under the 2024 Credit Facility as of December 31, 2025, $370.0 million was outstanding under the 2024 Term Loan B. There were no borrowings outstanding under the 2024 Revolving Credit Facility as of December 31, 2025. In addition, as of both September 30, 2026 and December 31, 2025, we had an issued but undrawn letter of credit against the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, of approximately $45 million which reduced our remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable. As a result of the issued but undrawn letter of credit, as of September 30, 2026 and December 31, 2025, the remaining available borrowing capacity under the 2026 Revolving Credit Facility and 2024 Revolving Credit Facility, as applicable, was approximately $330 million and $355 million, respectively. There were no outstanding foreign currency borrowings under either the 2026 Credit Facility or the 2024 Credit Facility as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.50% and as of December 31, 2025 the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

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

Senior Secured Notes due 2033

In April 2026, we issued $800.0 million aggregate principal amount of senior secured notes due 2033, or the 2033 Secured Notes. The 2033 Secured Notes are guaranteed on a senior secured basis by us and each of our existing and future subsidiaries that is a guarantor of the obligations of any domestic borrower under our 2026 Credit Facility. The 2033 Secured Notes pay interest at a rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033. The primary purpose of the issuance of the 2033 Secured Notes was to, along with proceeds from the 2026 Credit Facility, repay in full the 2024 Credit Facility and fully redeem the 2029 Secured Notes. As of September 30, 2026, the outstanding principal on the 2033 Secured Notes was $800.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2033 Secured Notes.

Convertible Senior Notes due 2028

In December 2022, we issued $277.5 million aggregate principal amount of convertible senior notes due 2028, or the 2028 Convertible Notes. The 2028 Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2026 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2028 Convertible Notes pay interest at a rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028. The primary purpose of the issuance of the 2028 Convertible Notes was to repurchase a portion of the 2024 Convertible Notes. As of September 30, 2026, the outstanding principal on the 2028 Convertible Notes was $277.5 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2028 Convertible Notes.

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

Senior Notes due 2029

In May 2021, we issued $600.0 million aggregate principal amount of senior notes due 2029, or the 2029 Notes. The 2029 Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the 2026 Credit Facility, to the extent of the value of the assets securing such indebtedness. The 2029 Notes pay interest at a rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The primary purpose of the issuance of the 2029 Notes was to repurchase the senior notes due in 2026 as well as for general corporate purposes, which may include shares repurchases and other capital investment projects. As of September 30, 2026, the outstanding principal on the 2029 Notes was $600.0 million. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our 2029 Notes.

Cash and Cash Equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. As of September 30, 2026, the total amount of our foreign subsidiary cash and cash equivalents was $284.6 million, of which $26.1 million was held in U.S. dollars. As of September 30, 2026, the total amount of cash and cash equivalents held by Herbalife Ltd. and its U.S. entities, inclusive of U.S. territories, was $124.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2026 and December 31, 2025, we had no material off-balance sheet arrangements except for those described in Note 4, Long-Term Debt, and Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

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

Share Repurchases

On September 7, 2026, our board of directors authorized a three-year $250 million share repurchase program that will expire on September 7, 2029. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. This program does not obligate us to repurchase any specific number of shares and may be amended, suspended, or discontinued at any time. The 2026 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2026, the remaining authorized capacity under our $250 million share repurchase program was $250 million.

During the three and nine months ended September 30, 2026 and 2025, we did not repurchase any of our common shares through open-market purchases.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for a further discussion on our share repurchases.

Working Capital and Operating Activities

As of September 30, 2026 and December 31, 2025, we had working capital of $196.9 million and $131.8 million, respectively. The $65.1 million increase in working capital was primarily due to increases in cash and cash equivalents, and receivables, along with a decrease in current portion of long-term debt; partially offset by an increase in other current liabilities.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2026.

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

We are a nutrition company that sells a wide range of weight management; targeted nutrition; energy, sports, and fitness; and outer nutrition products. Our products are manufactured by us in our Changsha, Hunan, China extraction facility; Suzhou, China facility; Lake Forest, California facility; and Winston-Salem, North Carolina facility; and by third-party providers, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2026, we sold products in 95 markets throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long-term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of net sales for each of the three and nine months ended September 30, 2026 and 2025.

We adjust our inventories to lower of cost and net realizable value. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $21.6 million and $19.9 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

As of September 30, 2026 and December 31, 2025, we had goodwill of approximately $128.0 million and $100.5 million, respectively, or an increase of $27.5 million. Of the $27.5 million increase, $26.8 million was due to the business acquisition of Bioniq, as further described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q and a $0.7 million increase due to foreign currency translation adjustments. As of both September 30, 2026 and December 31, 2025, we had marketing-related intangible assets of approximately $310.0 million. No goodwill or marketing-related intangibles impairment was recorded during the three and nine months ended September 30, 2026 and 2025.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2026 and December 31, 2025, the aggregate notional amounts of these contracts outstanding were approximately $117.1 million and $75.4 million, respectively. As of September 30, 2026, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in cost of sales within our condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges, excluding forward points, are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in general and administrative expenses within our condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2026, we recorded assets at fair value of $1.0 million and liabilities at fair value of $2.0 million relating to all outstanding foreign currency contracts designated as cash flow hedges. As of December 31, 2025, we recorded assets at fair value of zero and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash flow hedges. These hedges remained effective as of September 30, 2026 and December 31, 2025.

As of both September 30, 2026 and December 31, 2025, the majority of our outstanding foreign currency forward contracts related to freestanding derivatives had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month.

The following table provides information about the details of all foreign currency forward contracts that were outstanding as of September 30, 2026:

	Weighted- Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
	(in millions, except weighted-average contract rate)
As of September 30, 2026
Buy British pound sell Euro	0.86	$19.1	$0.1
Buy British pound sell U.S. dollar	1.35	5.4	(0.1)
Buy Chinese yuan sell U.S. dollar	6.68	39.4	—
Buy Czech koruna sell U.S. dollar	21.02	3.6	(0.1)
Buy Danish krone sell U.S. dollar	6.46	2.9	(0.1)
Buy Euro sell Brazilian real	5.95	0.6	—
Buy Euro sell British pound	0.86	11.3	—
Buy Euro sell Chinese yuan	7.65	1.8	—
Buy Euro sell Hong Kong dollar	9.00	2.4	—
Buy Euro sell Indian rupee	109.55	8.3	—
Buy Euro sell Indonesian rupiah	20,495.78	3.9	—
Buy Euro sell Kazakhstani tenge	530.20	20.3	(1.0)
Buy Euro sell Korean won	1,592.58	1.0	—
Buy Euro sell Mexican peso	20.98	123.3	(0.8)
Buy Euro sell New Israeli shekel	3.46	1.0	—
Buy Euro sell Peruvian nuevo sol	3.89	8.2	—
Buy Euro sell Philippine peso	72.20	1.4	—
Buy Euro sell Polish zloty	4.35	1.3	—
Buy Euro sell Swiss franc	0.94	0.7	—
Buy Euro sell Taiwan dollar	36.42	2.3	—
Buy Euro sell U.S. dollar	1.15	138.5	(2.1)
Buy Euro sell Vietnamese dong	30,085.48	18.8	(0.4)
Buy Hungarian forint sell U.S. dollar	317.55	1.3	—
Buy Indian rupee sell U.S. dollar	96.04	11.5	—
Buy Indonesian rupiah sell U.S. dollar	18,009.37	16.2	—
Buy Mexican peso sell Euro	20.30	11.2	(0.1)
Buy Mexican peso sell U.S. dollar	17.38	57.4	(2.3)
Buy Norwegian krone sell U.S. dollar	9.34	4.4	(0.1)
Buy Polish zloty sell U.S. dollar	3.77	9.8	(0.2)
Buy Romanian leu sell U.S. dollar	4.57	3.0	(0.1)
Buy Swedish krona sell U.S. dollar	9.75	3.2	(0.1)
Buy Taiwan dollar sell U.S. dollar	31.62	9.9	(0.1)
Buy U.S. dollar sell Brazilian real	5.14	1.2	—
Buy U.S. dollar sell British pound	1.33	3.3	—
Buy U.S. dollar sell Colombian peso	3,269.69	2.2	—
Buy U.S. dollar sell Czech koruna	21.52	1.0	—
Buy U.S. dollar sell Euro	1.15	272.0	4.7
Buy U.S. dollar sell Hong Kong dollar	7.84	1.5	—
Buy U.S. dollar sell Indian rupee	96.21	11.4	—
Buy U.S. dollar sell Mexican peso	17.86	5.6	—
Buy U.S. dollar sell Romanian leu	4.66	2.0	—
Buy U.S. dollar sell Singapore dollar	1.28	4.7	—
Buy U.S. dollar sell Swedish krona	9.97	0.9	—
Buy U.S. dollar sell Taiwan dollar	31.60	1.4	—
Total forward contracts		$850.6	$(2.8)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and Cash Equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of September 30, 2026, the aggregate annual maturities of the 2026 Credit Facility were expected to be $2.8 million for the remainder of 2026, $11.3 million for 2027, $11.3 million for 2028, $11.3 million for 2029, $11.3 million for 2030, and $224.2 million thereafter. As of September 30, 2026, the fair values of the 2026 Term Loan A and 2026 Revolving Credit Facility were approximately $219.2 million and $50.0 million, respectively, and the carrying values were $219.2 million and $50.0 million, respectively. As of December 31, 2025, the fair value of the 2024 Term Loan B was approximately $376.5 million, and the carrying value was $346.3 million. There were no outstanding borrowings on the 2024 Revolving Credit Facility as of December 31, 2025. The 2026 Credit Facility bears variable interest rates, and the 2024 Credit Facility bore variable interest rates. As of September 30, 2026, the weighted-average interest rate for borrowings under the 2026 Credit Facility and the 2024 Credit Facility for the applicable outstanding period was 8.50%. As of December 31, 2025, the weighted-average interest rate for borrowings under the 2024 Credit Facility was 11.64%.

Since our 2026 Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year and our borrowing amounts on our 2026 Credit Facility remained constant, our annual interest expense could increase or decrease by approximately $2.7 million, respectively.

In April 2026, the 2029 Secured Notes were fully redeemed. As of December 31, 2025, the fair value of the 2029 Secured Notes was approximately $888.1 million and the carrying value was $774.1 million. The 2029 Secured Notes paid interest at a fixed rate of 12.250% per annum payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2024.

As of September 30, 2026, the fair value of the 2033 Secured Notes was approximately $799.5 million and the carrying value was $786.1 million. The 2033 Secured Notes pay interest at a fixed rate of 7.750% per annum payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2026. The 2033 Secured Notes mature on May 1, 2033, unless redeemed or repurchased in accordance with their terms prior to such date. The 2033 Secured Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $38.4 million or increase by approximately $41.0 million, respectively.

As of September 30, 2026, the fair value of the 2028 Convertible Notes was approximately $304.2 million and the carrying value was $274.6 million. As of December 31, 2025, the fair value of the 2028 Convertible Notes was approximately $301.7 million, and the carrying value was $273.4 million. The 2028 Convertible Notes pay interest at a fixed rate of 4.25% per annum payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2023. Unless redeemed, repurchased or converted in accordance with their terms prior to such date, the 2028 Convertible Notes mature on June 15, 2028.

As of September 30, 2026, the fair value of the 2029 Notes was approximately $555.0 million and the carrying value was $597.1 million. As of December 31, 2025, the fair value of the 2029 Notes was approximately $565.6 million and the carrying value was $596.3 million. The 2029 Notes pay interest at a fixed rate of 4.875% per annum payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2021. The 2029 Notes mature on June 1, 2029, unless redeemed or repurchased in accordance with their terms prior to such date. The 2029 Notes are recorded at their carrying value and their fair value is used only for disclosure purposes, so an increase or decrease in interest rates would not have any impact to our condensed consolidated financial statements; however, if interest rates were to increase or decrease by 1%, their fair value could decrease by approximately $12.9 million or increase by approximately $13.4 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A, Risk Factors, of the 2025 10-K and Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Q2 10-Q”). When any one or more of these risks materialize from time to time, our business, reputation, prospects, financial condition, operating results, cash flows, liquidity, and share price can be materially and adversely affected. There have been no material changes to our risk factors disclosed in the 2025 10-K, as supplemented by the Q2 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On September 7, 2026, our board of directors authorized a three-year $250 million share repurchase program that will expire on September 7, 2029. This share repurchase program allows us, which includes an indirect wholly-owned subsidiary of Herbalife Ltd., to repurchase our common shares at such times and prices as determined by management, as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. This program does not obligate us to repurchase any specific number of shares and may be amended, suspended, or discontinued at any time. The 2026 Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions, such as specified consolidated leverage ratios, are met. As of September 30, 2026, the remaining authorized capacity under our $250 million share repurchase program was $250 million. We did not repurchase any of our common shares in the open market during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On October 29, 2026, the Company’s Board of Directors appointed John DeSimone, formerly the Company’s Chief Financial Officer, to serve as Interim Chief Executive Officer effective November 1, 2026 following the departure of Stephan Gratziani. In connection with Mr. DeSimone’s appointment as Interim Chief Executive Officer, on October 29, 2026, the Board of Directors also accelerated the effective date of the previous appointment of Scott Schaefer to serve as the Company’s Chief Financial Officer to November 1, 2026. Mr. Schaefer was originally expected to begin serving as Chief Financial Officer on January 1, 2027.

Mr. DeSimone, 60, has served as the Company’s Chief Financial Officer since March 2024. From August 2023 to March 2024, Mr. DeSimone served as Special Advisor to the Chief Executive Officer. He previously served as the Company’s Chief Strategic Officer from February 2023 to August 2023, Executive Vice Chairman from August 2022 to February 2023, President from March 2020 to August 2022, and Co-President and Chief Strategic Officer from May 2018 to March 2020. From January 2010 until May 2018, Mr. DeSimone served as the Company’s Chief Financial Officer. Mr. DeSimone joined the Company in November 2007 as Senior Vice President, Corporate Financial Planning and Analysis and was promoted to the position of Senior Vice President, Finance & Distributor Operations in January 2009. Mr. DeSimone received his Bachelor of Science in Business Administration from Bryant College (now known as Bryant University).

In connection with his appointment, the independent members of the Board of Directors approved the following compensation for Mr. DeSimone while he serves as Interim Chief Executive Officer: (i) an annual base salary of $1,100,000; (ii) a target annual bonus opportunity equal to 160% of base salary; and (iii) equity awards under the Company’s 2023 Stock Incentive Plan (the "Plan") with an aggregate grant-date value of $9,040,000 (the “DeSimone Awards”). The DeSimone Awards consist of the following: (i) 50% of the value of the DeSimone Awards are performance stock units (“PSUs”) that are subject to performance-based vesting criteria, (ii) 25% of the value of the DeSimone Awards are restricted cash units (“RCUs”) and (iii) 25% of the value of the DeSimone Awards are stock appreciation rights (“SARs”). The portions of the DeSimone Awards granted in the form of SARs and RCUs vest, subject to continued employment as the Interim Chief Executive Officer with the Company, in equal annual installments over three years from the date of grant. The portion of the DeSimone Awards granted in the form of PSUs vests based on continued employment and the satisfaction of the performance-based vesting criteria on the third anniversary of the date of grant. Notwithstanding the foregoing, if a new non-interim Chief Executive Officer commences employment with the Company or Mr. DeSimone’s employment is terminated by the Company without “cause” (as defined in the applicable award agreement), then, subject to his execution and non-revocation of a general release of claims in favor of the Company, the unvested portion of the DeSimone Awards will vest on a pro-rata basis based on the number of days elapsed from the date of grant through the date of such event, with the PSUs remaining subject to the Company’s actual achievement of the applicable performance-based vesting criteria, and the remaining unvested portion will be forfeited. In addition, Mr. DeSimone will be eligible for treatment under the Company’s Retirement Policy to the extent he satisfies its eligibility requirements. Upon any of the events described above, the vesting and exercisability of the DeSimone Awards and Mr. DeSimone’s other outstanding equity awards will be determined under whichever of the pro-rata vesting provisions described above or the Retirement Policy is more favorable to him.

(b) None.

(c) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(a)

31.1	Rule 13a-14(a) Certification of Interim Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Interim Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	*
104	Cover Page Interactive Data File – The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL (included as Exhibit 101)	*

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

HERBALIFE LTD.

By:	/s/ SCOTT S. SCHAEFER
Scott S. Schaefer Chief Financial Officer

Dated: November 2, 2026